Form 10-Q
period 2004-06-30
NeuroMetrix, Inc.
filed 2004-08-16
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission file number 000-50856

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

62 Fourth Avenue, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

(781) 890-9989
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ☐    No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

11,574,916 shares of common stock, par value $0.0001 per share, were outstanding as of August 10, 2004

NEUROMETRIX, INC.

FORM 10-Q

NeuroMetrix, Inc.

Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,300,701	$1,622,516
Accounts receivable, net of allowance for doubtful accounts of $300,000 at June 30, 2004 and December 31, 2003	2,769,370	1,851,983
Inventory	1,096,639	1,078,390
Prepaid expenses and other current assets	354,380	217,165
Current portion of deferred costs	114,940	115,978
Deferred financing costs	1,229,657	—
Total current assets	15,865,687	4,886,032

Restricted cash	1,897,200	1,897,200
Fixed assets, net	499,022	339,224
Deferred costs	104,906	95,325
Total assets	$18,366,815	$7,217,781

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$755,869	$434,385
Accrued expenses	2,380,440	937,075
Current portion of long-term debt	882,590	515,236
Current portion of deferred revenue	277,162	245,447
Total current liabilities	4,296,061	2,132,143

Long-term debt	1,602,309	2,046,986
Deferred revenue	291,494	211,676
Other long-term liabilities	216,363	185,454
Total liabilities	6,406,227	4,576,259

Commitments and contingencies
Warrants for redeemable convertible preferred stock	450,100	450,100
Redeemable convertible preferred stock (liquidation preference of $74,887,693 and $55,675,459 at June 30, 2004 and December 31, 2003, respectively)	67,281,309	47,693,742

Stockholders’ deficit:
Common stock, $0.0001 par value; 50,000,000 and 30,000,000 shares authorized at June 30, 2004 and December 31, 2003 respectively, 1,079,708 and 1,042,990 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	108	104
Additional paid-in capital	2,478,165	—
Subscriptions receivable	—	(2,143)
Deferred compensation	(2,978,984)	(598,933)
Accumulated deficit	(55,270,110)	(44,901,348)
Total stockholders’ deficit	(55,770,821)	(45,502,320)

Total liabilities, warrants for redeemable convertible preferred stock, redeemable convertible preferred stock and stockholders’ deficit	$18,366,815	$7,217,781

See accompanying notes.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues:
Diagnostic device	$553,810	365,923	$887,917	$652,490
Biosensor	3,742,205	1,723,604	6,438,365	3,058,042
Total revenues	4,296,015	2,089,527	7,326,282	3,710,532

Cost of revenues	1,170,423	638,342	1,997,630	1,114,988
Gross margins	3,125,592	1,451,185	5,328,652	2,595,544

Operating expenses:
Research and development (1)	841,462	532,442	1,491,879	1,073,611
Sales and marketing (1)	2,261,939	1,168,007	3,596,549	2,214,217
General and administrative (1)	1,186,412	650,717	2,040,952	1,247,878
Total operating expenses	4,289,813	2,351,166	7,129,380	4,535,706

Loss from operations	(1,164,221)	(899,981)	(1,800,728)	(1,940,162)

Interest income	13,613	6,980	18,537	16,858
Interest expense	145,319	—	293,730	10,058

Net loss	(1,295,927)	(893,001)	(2,075,921)	(1,933,362)

Accretion of redeemable convertible preferred stock	(661,005)	(502,361)	(1,195,427)	(1,004,722)
Deemed dividend on redeemable convertible preferred stock	—	—	(787,885)	—
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	(7,050,771)	—

Net loss attributable to common stockholders	(1,956,932)	(1,395,362)	(11,110,004)	(2,938,084)

Net loss per common share (basic and diluted)	$(1.85)	$(1.34)	$(10.59)	$(2.83)

Weighted average shares used to compute basic and diluted net loss per common share	1,055,993	1,038,181	1,049,492	1,037,597

(1) Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$190,504	$5,553	$206,265	$9,500
Sales and marketing	253,674	7,715	271,081	14,366
General and administrative	321,481	2,292	332,933	5,630
Total non-cash stock based compensation	$765,659	$15,560	$810,279	$29,496

See accompanying notes.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Cash flow for operating activities:
Net loss	$(2,075,921)	$(1,933,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	88,272	114,610
Compensation expense associated with stock options	810,279	29,496
Accrued payments on long-term debt	55,000	—
Accretion of debt issuance discount	75,000	—
Changes in operating assets and liabilities:
Accounts receivable	(917,387)	(748,319)
Inventory	(18,249)	279,327
Prepaid expenses and other current assets	(137,215)	(20,647)
Accounts payable	321,484	107,632
Accrued expenses	300,116	248,586
Other long-term liabilities	30,909	30,909
Deferred revenue and costs	102,990	2,711
Net cash used in operating activities	(1,364,722)	(1,889,057)

Cash flows for investing activities
Purchases of fixed assets	(248,070)	(81,752)
Net cash used in investing activities	(248,070)	(81,752)

Cash flows from financing activities
Proceeds from exercise of stock options	32,473	2,815
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,553,484	—
Payment of deferred financing costs	(87,657)	—
Payments on long-term debt	(207,323)	(7,139)
Net cash provided by financing activities	10,290,977	(4,324)

Net increase (decrease) in cash and cash equivalents	8,678,185	(1,975,133)
Cash and cash equivalents, beginning of period	1,622,516	2,700,659
Cash and cash equivalents, end of period	$10,300,701	$725,526

Supplemental disclosure of cash flow information:
Cash paid for interest	$159,479	$10,058
Relative fair value of warrant issued in connection with note payable	$—	$450,100
Accretion of redeemable convertible preferred stock	$1,195,427	$1,004,724
Deemed dividend on redeemable convertible preferred stock	$787,885	$—
Beneficial conversion feature associated with redeemable convertible preferred stock	$7,050,771	$—

See accompanying notes.

NeuroMetrix, Inc.

Notes to Financial Statements

1.     Nature of the Business and Basis of Presentation

NeuroMetrix, Inc. (the “Company”), a Massachusetts corporation, was formed in June 1996 to utilize proprietary or licensed biomedical engineering and neurophysiology technology developed in the Harvard-M.I.T. Division of Health Sciences and Technology. In May 2001, the Company reincorporated in Delaware.

The Company designs, develops and sells proprietary medical devices used to diagnose neuropathies. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. The Company operates in one business segment.

On July 27, 2004, the Company completed an Initial Public Offering (“IPO”) of 3,000,000 shares of its common stock at $8.00 per share, for an aggregate consideration of $24 million.  All of the shares were sold by the Company.  The Company has granted the underwriters a 30-day option to purchase up to an additional 450,000 shares of common stock from the Company to cover over-allotments, if any.  The net proceeds to the Company of approximately $20.7 million, after expenses, will be used for the expansion of our sales and marketing activities, research and development activities relating to potential new products, capital expenditures, repayment of our outstanding debt obligations to Lighthouse Capital Partners IV, L.P. and other general corporate purposes.  The Company’s shares trade on The Nasdaq National Market System under the symbol “NURO.”

On July 27, 2004, upon completion of the Company’s IPO, all shares of the Company’s redeemable convertible preferred stock outstanding on that date were automatically converted into 7,488,758 shares of common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase common stock.

The accompanying unaudited balance sheet as of June 30, 2004 and statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the statements of cash flows for the six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1 (Registration No. 333-115440), as amended (the “Form S-1”). The accompanying balance sheet as of December 31, 2003 has been derived from audited financial statements at that date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On June 2, 2004, the Company’s Board of Directors approved a 1-for-4 reverse stock split of the Company’s issued common stock, subject to stockholder approval, to be effected prior to the Company’s proposed initial public offering. On June 18, 2004, the Company’s stockholders approved this reverse stock split. This reverse stock split became effective on July 15, 2004 upon the filing by the Company of an amended and restated certificate of incorporation with the Delaware Secretary of State giving effect to this reverse stock split. Common share and common share-equivalents have been restated to reflect this reverse stock split for all periods presented.

Risks and Uncertainties

        The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, reliance on third-party manufacturers, protection of proprietary technology, and compliance with regulations of the U.S. Food and Drug Administration.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entities. The new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46 also requires enhanced disclosures for variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The standard as amended by FIN 46R, applies to the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earning per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensuses to ensure comparability year over year. There was no impact resulting from the Company’s adoption of EITF No. 03-06 in the quarter ended June 30, 2004.

2. Accounting for Stock-Based Compensation

Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based compensation. Accordingly, compensation expense is recorded for options issued to employees to the extent that the fair value of the Company’s common stock exceeds the exercise price of the option at the date granted and all other criteria for fixed accounting have been met. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which compensation expense is generally recognized over the vesting period of the award.

The Company provides the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS No. 148”). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Net loss attributable to common stockholders, as reported	$(1,956,932)	$(1,395,362)	$(11,110,004)	$(2,938,084)
Add stock-based compensation expense included in reported net loss attributable to common stockholders	765,659	15,560	810,279	29,496
Less stock-based compensation expense determined under fair value method	(909,862)	(19,703)	(964,003)	(36,868)
Net loss attributable to common stockholders – pro forma	(2,101,135)	(1,399,505)	(11,263,728)	(2,945,456)
Net loss per common share (basic and diluted)
As reported	$(1.85)	$(1.34)	$(10.59)	$(2.83)
Pro forma	$(1.99)	$(1.35)	$(10.73)	$(2.84)

The Company has estimated the fair value of its granted stock options using the following weighted average assumptions:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Risk-free interest rate	3.9%	3.0%	3.1%-3.9%	3.0%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	65.0%	0.0%	65.0%	0.0%
Weighted average fair value of options granted	$7.03	$4.90	$7.05	$4.02

Prior to May 13, 2004, the Company applied the minimum value method and did not consider expected volatility of the underlying stock. Subsequent to this date, the Company assumed volatility to be 65%.

The Company amortizes employee stock compensation on a straight line basis over the applicable vesting period, generally four years.

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma effects of applying the fair value method may be material to reported net income or loss in future years.

2. Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the weighted average conversion of the redeemable convertible preferred stock into shares of common stock (using the if-converted method).

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Options	1,018,396	426,714	1,018,396	426,714
Warrants	100,000	100,000	100,000	100,000
Redeemable convertible preferred stock	7,488,758	5,647,289	7,488,758	5,647,289

3.    Inventories

Inventory consists of the following:

	June 30, 2004	December 31, 2003

Purchased components	$225,677	$238,757
Finished goods	870,962	839,633
Total inventories	$1,096,639	$1,078,390

4.    Fixed Assets

Fixed assets consist of the following:

	June 30, 2004	December 31, 2003

Computer and laboratory equipment	$964,812	$847,027
Furniture and equipment	186,664	186,664
Production equipment	556,622	352,814
Construction in progress	7,546	81,069
Leasehold improvements	19,443	19,443
	1,735,087	1,487,017
Less: accumulated depreciation	(1,236,065)	(1,147,793)
	$499,022	$339,224

5.    Other Balance Sheet Items

Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003

Compensation	$770,441	$492,481
Licenses	125,000	100,000
Professional services	60,000	79,866
Accrued costs related to financing activities	1,142,000	—
Other	282,999	264,728
	$2,380,440	$937,075

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale that are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information including past experience, user error, variability in physiology and anatomy of customers’ patients, product failure rates, number of units repaired and estimated cost of material and labor.

The following is a rollforward of the Company’s accrued warranty liability for the three and six month periods ended June 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Balance at beginning of period	$30,283	5,781	$22,151	$2,711
Accrual for warranties	45,570	26,501	81,301	49,637
Settlements made	(37,092)	(23,049)	(64,691)	(43,115)
Balance at end of period	$38,761	$9,233	$38,761	$9,233

6.    Long-Term Debt

On May 21, 2003, the Company entered into an agreement with Lighthouse Capital Partners IV, L.P. (“Lighthouse”) to establish a line of credit for $3,000,000 (“Line of Credit”). The Company had the ability to draw down amounts under the Line of Credit through December 31, 2003, upon adherence to certain conditions. All borrowings under the Line of Credit are collateralized by all of the tangible and intangible assets of the Company. Borrowings bear interest at 11% per annum. Under the terms of the Line of Credit, the Company must repay each advance, plus outstanding interest, in equal monthly installments beginning approximately six months after the date of the advance and continuing for a period of 30 months, or until the full amount of the principal is repaid. Upon the final maturity date or the earlier prepayment of each advance, the Company is required to pay, in addition to the paid principal and interest, an additional amount equal to 11% of the original principal, or $330,000. This additional amount is being accreted over the applicable borrowing period as additional interest expense.

In connection with the Line of Credit, the Company issued Lighthouse a warrant to purchase up to 400,000 shares of Series E-1 preferred stock at an exercise price of $1.50 per share, for a term of seven years. Upon completion of the Company’s IPO, this warrant converted into a warrant to purchase common stock. The relative fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions: 90% volatility, risk-free interest rate of 3.84%, no dividend yield, and a seven-year term. The relative fair value of these warrants is estimated to be $450,100, which was recorded in the mezzanine section of the accompanying balance sheet since the warrant is exercisable for a redeemable security. Accordingly, the discount on the long-term debt of $450,100 is being accreted over the repayment term of 36 months as additional interest expense. The effective interest rate on the long-term debt issued by Lighthouse is 22.45% per annum.

On July 29, 2004, the Company paid $3,123,521 to Lighthouse. This amount represented payment in full of all outstanding obligations under the long-term debt arrangement with Lighthouse.

7.    Commitments and Contingencies Operating Leases

In September 2000, the Company entered into a noncancelable operating lease, commencing January 1, 2001, for new office and laboratory space. The lease expires on March 31, 2009.

Future minimum lease payments under noncancelable operating leases as of June 30, 2004 are as follows:

2004	$405,000
2005	930,000
2006	930,000
2007	930,000
2008	930,000
Thereafter	232,500
Total minimum lease payments	$4,357,500

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section entitled “Risk Factors “ of this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices that allow all physicians to diagnose neuropathies at the point of service, that is, in the physician’s office at the time the patient is examined. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies. The NC-stat System is comprised of: (1) disposable NC-stat biosensors that are placed on the patient’s body, used once, and inactivated after use; (2) the NC-stat monitor and related components; and (3) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System which formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a robust market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point of service.

In May 1999, we shipped our first NC-stat System. At that time we sold one type of biosensor, for the testing of the median motor nerve. Since that time we have added five new biosensors, thereby broadening the diagnostic capabilities of our system.

We derive our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physicians. Diagnostic device revenues include revenues derived from the sale of our NC-stat monitors and NC-stat docking stations. Biosensor revenues include revenues derived from the sale of various types of disposable biosensors used to perform nerve conduction studies with the NC-stat monitor.

Reimbursement from third-party payers is an important element of success for medical products companies. To date, we believe nearly all of the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. However, widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not continue to receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we plan to increase our sales force significantly and our total headcount and participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may strain our management and operations. We are focused on monitoring our business as it grows and appropriately acquiring and allocating resources to address these issues, with a goal of achieving and sustaining profitability.

Our financial objective is to achieve and sustain profitable growth. Our efforts in 2004 will continue to be focused primarily on expanding our sales and marketing for the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, including the introduction of new biosensors.  We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We are also focusing our efforts on the management of accounts receivable and control of inventory balances. Executing these objectives is expected to require the hiring of additional sales and administrative personnel, additional investments in research and development and the introduction of new and enhanced product offerings, with the goal of increasing our market penetration.  We believe that the accomplishment of these combined efforts would have a positive impact on our cash flow from operations.

Subsequent Events

On July 15, 2004, we effected a 1-for-4 reverse stock split on our common stock.  On July 27, 2004 we completed our initial public offering of 3.0 million shares of common stock resulting in net proceeds of $20.7 million.  We used $3.1 million of the proceeds from the offering to pay the balance on our outstanding secured debt.  In connection with the initial public offering, our redeemable convertible preferred stock converted into common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase common stock.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Diagnostic device	12.9%	17.5%	12.1%	17.6%
Biosensor	87.1	82.5	87.9	82.4
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	27.2	30.5	27.3	30.0

Gross Margins	72.8	69.5	72.7	70.0

Operating Expenses:
Research and development	19.6	25.5	20.4	28.9
Sales and marketing	52.7	55.9	49.1	59.7
General and administrative	27.6	31.1	27.9	33.6
Total operating expenses	99.9	112.5	97.3	122.2
Loss from operations	-27.1	-43.1	-24.6	-52.3
Interest income (expense), net	-3.1	0.3	-3.8	0.2

Net Loss	-30.2%	-42.7%	-28.3%	-52.1%

Comparison of Three Months Ended June 30, 2004 and June 30, 2003

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2004	2003	Change	% Change

Customers	1,924	1,540	384	24.9%

	Three Months Ended Ended June 30,
	2004	2003	Change	% Change

Biosensor units	81,500	46,700	34,800	74.5

	(in thousands)
Revenues:
Diagnostic device	$553.8	$365.9	$187.9	51.3
Biosensor	3,742.2	1,723.6	2,018.6	117.1
Total revenues	$4,296.0	$2,089.5	$2,206.5	105.6%

Diagnostic device revenues were $553,800 and $365,900 for the three months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $187,900, or 51.3%. This increase is primarily attributable to an increase in the list price of our NC-stat monitors and docking stations, which resulted in a higher average sale price during the three months ended June 30, 2004 as compared to the same period in 2003. Diagnostic device revenues accounted for 12.9% and 17.5% of our total revenues for the three months ended June 30, 2004 and June 30, 2003, respectively.

Biosensor revenues were $3.7 million and $1.7 million for the three months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $2.0 million, or 117.1%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers, and the introduction in March 2004 of a new biosensor to test the ulnar nerve at the elbow. Biosensor revenues accounted for 87.1% and 82.5% of our total revenues for the three months ended June 30, 2004 and June 30, 2003, respectively.

Our customers used 81,500 biosensor units in the three months ended June 30, 2004, compared to 46,700 units for the same period in 2003, an increase of 34,800 units, or 74.5%.

Our total revenues were $4.3 million and $2.1 million for the three months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $2.2 million, or 105.6%. During the 12-month period ending June 30, 2004, a total of 1,924 customers used our NC-stat System compared to 1,540 customers for the same period ending June 30, 2003. This represents a 24.9% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues in the remainder of 2004 to continue to increase as we expand our sales and marketing efforts and our customer base and make enhancements and improvements to our NC-stat System, including the introduction of new biosensors, but we expect revenues to increase at a slower rate than in 2003. In January 2004, we increased the list price of our NC-stat monitor and docking station by approximately 40%, which we expect to contribute to an increase in diagnostic device revenues in 2004. Our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy and competitive factors.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Three Months Ended June 30,
	2004	2003	Change	% Change
		(in thousands)
Cost of revenues:
Diagnostic device	$189.3	$187.9	$1.4	0.8%
Biosensor	981.1	450.5	530.6	117.8
Total costs of revenues	1,170.4	638.3	532.1	83.4

Gross Margin:
Diagnostic device	364.5	178.0	186.4	104.7
Biosensor	2,761.1	1,273.1	1,488.0	116.9
Total gross margin	3,125.6	1,451.2	1,674.4	115.4

Gross Margin%:
Diagnostic device	65.8%	48.7%
Biosensor	73.8	73.9
Total gross margin%	72.8	69.5

Operating Expenses:
Research and development (1)	841.5	532.4	309.0	58.0
Sales and marketing (1)	2,261.9	1,168.0	1,093.9	93.7
General and administrative (1)	1,186.4	650.7	535.7	82.3
Total operating expenses	4,289.8	2,351.2	1,938.6	82.5
Loss from operations	(1,164.2)	(900.0)	(264.2)	29.4
Interest income	13.6	7.0	6.6	95.0
Interest expense	(145.3)	0.0	(145.3)	—
Net loss	(1,295.9)	(893.0)	(402.9)	45.1
Accretion of dividend on preferred stock	(661.0)	(502.4)	(158.6)	31.6

Net Loss available to common stockholders	$(1,956.9)	$(1,395.4)	$(561.5)	17.5

(1)                                  Includes non-cash stock-based compensation of:

Research and development	$190.5	$5.6
Sales and marketing	253.7	7.7
General and administrative	321.5	2.3
Total non-cash stock based compensation	$765.7	$15.6

Gross Margin

Diagnostic device gross margin percentage was 65.8% and 48.7% for the three months ended June 30, 2004 and June 30, 2003, respectively. The increase in the gross margin percentage in the second quarter of 2004 compared with the same period in 2003 is primarily attributable to an increase in the list price of our NC-stat monitor and docking station.

Biosensor gross margin percentage decreased to 73.8% for the three months ended June 30, 2004 from 73.9% for the same period in 2003. The small decrease in biosensor gross margin percentage is primarily due to the introductory sales of the ulnar nerve at the elbow biosensor, which yielded a temporarily lower margin resulting from initial production start up costs. The gross margin for this biosensor should increase over the next several months as manufacturing efficiencies improve and our product costs decrease.

Our overall gross margin percentage was 72.8% for the three months ended June 30, 2004 compared with 69.5% for the same period in 2003.

At the beginning of 2004, we significantly raised the list price of our diagnostic devices. The list price increase should continue to result in a higher diagnostic device gross margin percentage in 2004 when compared with 2003. We anticipate our total gross margin percentage will remain relatively consistent for the remainder of 2004. However, if sales volumes do not increase, if biosensor revenues as a percent of total revenues decrease, or if pricing pressures increase, then gross margin may be negatively impacted in future quarters.

Research and Development

Our research and development, or R&D, expenses include expenses from research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $309,000, or 58.0%, to $841,500 for the three months ended June 30, 2004 from $532,400 for the same period in 2003. As a percentage of revenues, R&D expenses were 19.6% and 25.5% for the three months ended June 30, 2004 and June 30, 2003, respectively.  The increase in expenses was primarily due to an increase in non-cash stock-based compensation of $184,900 related to employee stock options, and an increase of $137,700 in employee compensation and benefit costs resulting from the hiring of two additional employees in our R&D department.

For the remainder of 2004, we expect our spending on R&D will increase due to the hiring of additional employees. We expect R&D expenses, as a percentage of total revenues, to remain fairly level with the first six months of 2004. This percentage may vary, however, depending primarily on our revenues for the remainder of 2004.

Sales and Marketing

Sales and marketing expenses increased $1.1 million, or 93.7%, to $2.3 million for the three months ended June 30, 2004 from $1.2 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses were 52.7% and 55.9% for the three months ended June 30, 2004 and June 30, 2003, respectively.  The increase in expenses was primarily due to increases of $304,400 in employee compensation and benefit costs; $294,800 in sales commissions paid to our independent regional sales agencies that were directly related to our higher revenues in the second quarter of 2004; $246,000 in non-cash stock-based compensation related to employee stock options; $120,700 in travel expense that resulted from the addition of eight employees in our sales and marketing department; and an increase of $28,900 in outside consulting service expense.  Because our independent regional sales agencies are compensated exclusively on a commission basis, their compensation is linked directly to our revenues.  The compensation of our internal sales force is predominately based upon meeting internal performance goals and is, therefore, also linked to our revenues.

We expect to hire additional sales and marketing personnel during the remainder of 2004. For 2004, we expect sales and marketing expenses, as a percentage of total revenues, to continue to increase over the level for the second quarter of 2004. This percentage may vary, however, depending primarily on our revenues for the remainder of 2004.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer services and information technology departments.

General and administrative expenses increased $535,700, or 82.3%, to $1.2 million for the three months ended June 30, 2004 from $650,700 for the same period in 2003.  As a percentage of revenues, general and administrative expenses were 27.6% and 31.1% for the three months ended June 30, 2004 and June 30, 2003, respectively.  The increase in expenses was primarily due to an increase of $319,200 in non-cash stock-based compensation related to employee stock options, an increase of $107,200 in outside consulting services expense partially used to aid our recent IPO, an increase of $42,700 in employee compensation and benefit costs resulting from the hiring of two additional employees and an increase of $35,600 in our insurance costs.

We expect our general and administrative expenses to increase during the remainder of 2004 as a result of our expected growth and the additional requirements that we will need to fulfill as a publicly traded company, although these expenses, as a percentage of total revenues, are likely to decrease gradually as revenues increase. This percentage may vary, however, depending primarily on our revenues for the remainder of 2004.

Interest Income

Interest income was $13,600 and $7,000 during the three months ended June 30, 2004 and June 30, 2003, respectively. Interest income was earned from investments in cash equivalents and short-term investments (with original maturities of 90 days or less). Interest income increased during the three months ended June 30, 2004 compared to the same period in 2003 because of higher average cash balances available for investment resulting from our sale of Series E-1 redeemable convertible preferred stock in March 2004, which provided net proceeds of approximately $10.6 million. Based on the higher available balance of funds for investment resulting from the Series E-1 redeemable convertible preferred stock and from our IPO in July 2004, we expect interest income to increase in 2004 as compared to 2003.

Interest Expense

Interest expense was $145,300 and $0 during the three months ended June 30, 2004 and 2003, respectively.  The interest expense in 2004 was due to increased borrowing under our credit line entered into in May 2003 with Lighthouse Capital Partners.  We expect interest expense to decrease in the remainder of 2004 as a result of our payment in full in July 2004 of the outstanding balance under our credit line.

Comparison of Six Months Ended June 30, 2004 and June 30, 2003

Revenues

The following table presents a breakdown of our customers, biosensor units used and revenues:

	Six Months Ended June 30,
	2004	2003	Change	% Change

Customers	1,924	1,540	384	24.9%
Biosensor units	151,800	86,900	64,900	74.7

	(in thousands)
Revenues:
Diagnostic device	$887.9	$652.5	$235.4	36.1
Biosensor	6,438.4	3,058.0	3,380.3	110.5
Total revenues	$7,326.3	$3,710.5	$3,615.7	97.4

Diagnostic device revenues were $887,900 and $652,500 for the six months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $235,400, or 36.1%. This increase is primarily attributable to an increase in the list price of our NC-stat monitors and docking stations, which resulted in a higher average sale price during the six months ended June 30, 2004 as compared with the same period in 2003. Diagnostic device revenues accounted for 12.1% and 17.6% of our total revenues for the six months ended June 30, 2004 and June 30, 2003, respectively.

Biosensor revenues were $6.4 million and $3.1 million for the six months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $3.4 million, or 110.5%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. In addition, the introduction of new biosensors in May 2003 and March 2004 contributed to the increase in revenues for the six months ended June 30, 2004 compared with the same period in 2003.  Biosensor revenues accounted for 87.9% and 82.4% of our total revenues for the six months ended June 30, 2004 and June 30, 2003, respectively.

Our customers used 151,800 biosensor units in the six months ended June 30, 2004, compared with 86,900 units for the same period in 2003, an increase of 64,900 units, or 74.7%.

Our total revenues were $7.3 million and $3.7 million for the six months ended June 30, 2004 and June 30, 2003, respectively, representing a year-over-year increase of $3.6 million, or 97.4%. During the 12-month period ending June 30, 2004, a total of 1,924 customers used our NC-stat System compared with 1,540 customers for the same period ending June 30, 2003. This represents a 24.9% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
		(in thousands)
Cost of revenues:
Diagnostic device	$322.0	$331.5	$(9.5)	2.9%
Biosensor	1,675.7	783.5	892.2	113.9
Total costs of revenues	1,997.6	1,115.0	882.6	79.2

Gross Margin:
Diagnostic device	566.0	321.0	245.0	76.3
Biosensor	4,762.7	2,274.5	2,488.2	109.4
Total gross margin	5,328.7	2,595.5	2,733.2	105.3

Gross Margin%:
Diagnostic device	63.7%	49.2%
Biosensor	74.0	74.4
Total gross margin	72.7	70.0

Operating Expenses:
Research and development (1)	1,491.9	1,073.6	418.3	39.0
Sales and marketing (1)	3,596.5	2,214.2	1,382.3	62.4
General and administrative (1)	2,041.0	1,247.9	793.1	63.6
Total operating expenses	7,129.4	4,535.7	2,593.7	57.2
Loss from operations	(1,800.7)	(1,940.2)	139.5	7.2
Interest income	18.5	16.9	1.6	10.0
Interest expense	(293.7)	(10.1)	(283.7)	2820.4
Net loss	(2,075.9)	(1,933.4)	(142.5)	7.4
Accretion of dividend on preferred stock	(1,195.4)	(1,004.7)	(190.7)	19.0
Deemed dividend on redeemable convertible preferred stock	(787.9)	0.0	(787.9)	—
Beneficial conversion feature	(7,050.8)	0.0	(7,050.8)	—

Net Loss available to common stockholders	$(11,110.0)	$(2,938.1)	$(8,171.9)	278.1

(1)Includes non-cash stock-based compensation of:

Research and development	$206.3	$9.5
Sales and marketing	271.1	14.4
General and administrative	332.9	5.6
Total non-cash stock based compensation	$810.3	$29.5

Gross Margin

Diagnostic device gross margin percentage was 63.7% and 49.2% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in the gross margin percentage in the first six months of 2004, as compared with the same period in 2003, is attributable partially to an increase in the list price of our NC-stat monitor and docking station, and partially to a decrease in the price we paid for our diagnostic devices as a result of a change in our third-party manufacturer.

Biosensor gross margin percentage decreased to 74.0% for the six months ended June 30, 2004 from 74.4% for the same period in 2003. The small decrease in biosensor gross margin percentage is primarily due to the introductory sales of the ulnar nerve at the elbow biosensor, which yielded a temporary lower margin resulting from initial production start up costs. The gross margin on this biosensor should increase over the next several months as manufacturing efficiencies improve and our product costs decrease.

Our overall gross margin percentage was 72.7% for the six months ended June 30, 2004, compared with 70.0% for the same period in 2003. The increase in our overall gross margin was primarily due to the significant increase in our diagnostic device gross margin, as discussed above.

Research and Development

R&D expenses increased $418,300, or 39.0%, to $1.5 million for the six months ended June 30, 2004, from $1.1 million for the same period in 2003. As a percentage of revenues, R&D expenses were 20.4% and 28.9% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in expenses was primarily due to an increase of $266,900 in employee compensation and benefit costs resulting from the hiring of two additional employees in our R&D department, and an increase in non-cash stock-based compensation of $196,800 related to employee stock options.

Sales and Marketing

Sales and marketing expenses increased $1.4 million, or 62.4%, to $3.6 million for the six months ended June 30, 2004 from $2.2 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses were 49.1% and 59.7% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in expenses was primarily due to: an increase of $464,158 in sales commissions paid to our independent regional sales agencies, which were directly related to our higher revenues in the second quarter of 2004; increases of $464,200 in employee compensation and benefit costs and $125,411 in travel expense which resulted from the addition of eight employees in our sales and marketing department; an increase of $256,700 in non-cash stock-based compensation related to employee stock options; and an increase of $55,300 in outside consulting service expense.

General and Administrative

General and administrative expenses increased $793,100, or 63.6%, to $2.0 million for the six months ended June 30, 2004 from $1.2 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 27.9% and 33.6% for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in expenses was primarily due to: an increase of $327,300 in non-cash stock-based compensation related to employee stock options; an increase of $130,600 in outside consulting services expense partially used to aid our recent initial public offering efforts; a write-off of accounts receivable of $112,800 in the first quarter of 2004; an increase of $79,200 in employee compensation and benefit costs, resulting from the hiring of two additional employees; and an increase of $76,600 in our insurance costs.

Interest Income

Interest income was $18,500 and $16,900 during the six months ended June 30, 2004 and June 30, 2003, respectively. Interest income was earned from investments in cash equivalents and short-term investments (with maturities of 90 to 180 days). Interest income increased during the six months ended June 30, 2004, compared with the same period of 2003, because of higher average cash balances available for investment resulting from our sale of Series E-1 redeemable convertible preferred stock in March 2004, which provided net proceeds of approximately $10.6 million.

Interest Expense

Interest expense was $293,700 and $10,000 during the six months ended June 30, 2004 and June 30, 2003, respectively, representing an increase of $283,700.  The increase in interest expense was primarily due to increased borrowing under our credit line entered into in May 2003 with Lighthouse Capital Partners.

Deemed Dividend and Beneficial Conversion Feature on Redeemable Convertible Preferred Stock

In the first half of 2004, we recorded a $787,900 deemed dividend as a result of the March 2004 Series E-1 redeemable convertible preferred stock financing. The deemed dividend resulted from an adjustment to the conversion ratios as a result of anti-dilution protection associated with the Series D redeemable convertible preferred stock. We also recorded a charge of $7.1 million for a beneficial conversion feature embedded within the Series E-1 redeemable convertible preferred stock issued in March 2004.  There was no deemed dividend or beneficial conversion charge in the first half of 2003.

Liquidity and Capital Resources

We commenced operations in June 1996 and prior to our initial public offering in July 2004, have financed our operations since inception through the private placement of equity and debt.  As of June 30, 2004, we have received aggregate net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock.  As of June 30, 2004, we had $10.3 million in cash and cash equivalents.  As of June 30, 2004, we had $2.9 million of secured debt outstanding, which we paid in full in July 2004 using a portion of the proceeds of our initial public offering.

In July 2004, we sold 3,000,000 shares of our common stock at $8 per share in an initial public offering for net proceeds of $20.7 million.

In managing our working capital, two of the financial measurements that we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2003 and the three months ended June 30, 2004 and June 30, 2003:

	Year Ended December 31,	Three Months Ended June 30,
	2003	2004	2003

Days’ sales outstanding (days)	53	50	56
Inventory turnover rate (times per year)	2.8	3.9	4.0

Our customer payment terms are generally 30 days from invoice date. At June 30, 2004, our DSO was at 50 days, a decrease of three days as compared to December 31, 2003. This decrease in DSO resulted from our focused efforts to reduce outstanding invoices over 60 days old. In order to accomplish our objective of reducing DSO and over-60-day-old receivables, we added an employee in collections in the second quarter of 2004.  We continue to focus our efforts on reducing our accounts receivable balances over 60 days old.

Accounts payable are normally paid within 30 days from receipt of a vendor’s invoice.

Our inventory turnover in the second quarter of 2004 was 3.9 times per year, an increase of 1.1 times per year when compared to the 2.8 inventory turnover rate for the year ended December 31, 2003.  This increase was primarily due to the significant increase in the order rate in the second quarter of 2004 and the resulting revenues.  We continue to monitor inventory turnover as we adjust our inventory levels in anticipation of the expansion of our sales distribution channels.

Cash and cash equivalents were $10.3 million at June 30, 2004 and $1.6 million at December 31, 2003.

Cash used in operating activities was $1.4 million during the six months ended June 30, 2004.  The major use of cash in the six months ended June 30, 2004 was to fund net losses of $2.1 million which included non-cash stock-based compensation of $810,300. Cash was also used to fund an increase of $917,400 in accounts receivable resulting from the significant growth in revenues, and an increase of $137,200 in prepaid expenses and other current assets, which consisted primarily of prepaid insurance ($91,700), partially offset by increases in accounts payable and accrued expenses of $321,500 and $300,100, respectively, and an increase in deferred revenue and costs of $103,000.

Cash used in investing activities was $248,100 in the six months ended June 30, 2004. Cash was used for the purchase of fixed assets, primarily representing tooling equipment for new products in the amount of $130,300 and computer hardware used in sales and administration in the amount of $86,600.

Cash provided by financing activities was $10.3 million in the six months ended June 30, 2004, and primarily represented proceeds received from the issuance of preferred stock. These proceeds received were offset by

$207,300 of repayments of long-term debt provided by Lighthouse Capital (described below) and $87,700 of payments for costs and expenses relating to our initial public offering.

In May 2003, we entered into a loan and security agreement with Lighthouse Capital Partners that provided us with a secured line of credit of up to $3.0 million. This line of credit was secured by all of our tangible and intangible assets and was available to us through December 31, 2003. On June 30, 2004, we had a total outstanding balance of $2.9 million under this secured line of credit.  We used a portion of the proceeds from our initial public offering completed in July 2004 to prepay all amounts owed under this secured credit line, or $3.1 million.

In connection with our lease that we entered into with a term beginning January 1, 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary in the amount of $1.9 million over the term of the lease, which is secured by a certificate of deposit in an amount equal to 102% of the letter of credit. The certificate of deposit is renewable in 30-day increments. The amount is classified as restricted cash in the balance sheet.

During the second quarter of 2004 we granted 606,725 stock options with exercise prices below the fair value of our common stock resulting in deferred compensation of $3.5 million.  Included in these stock option grants were 519,500 stock options granted where the exercise price became fixed at the initial public offering price at the time of our initial public offering in July 2004. As a result, the deferred compensation balance will decrease by approximately $2.4 million in the third quarter of 2004.

During the remainder of 2004, we will be expending funds in connection with our efforts to expand our sales and marketing for the NC-stat System and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the introduction of new biosensors. We will also expend funds on the design of a drug delivery system, which is in its early stages, for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the combination of funds available and funds received from the sale of equity in our recent initial public offering will be adequate to finance our ongoing operations for at least two years, including the expenditures anticipated for 2004 described above.

As of December 31, 2003, we have federal and state net operating loss carryforwards available to offset future taxable income of $28.6 million and $28.0 million, respectively, and federal and state research and development credits of $302,000 and $226,000, respectively, available to offset future taxes. The net operating loss and research and development credit carryforwards expire at various dates beginning in 2011 for federal and 2003 for state. Ownership changes in our company, as defined in the Internal Revenue Code, may limit the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes. Subsequent changes in our ownership could further affect the limitation in future years.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2004, we did not have any off-balance sheet financing arrangements.

Important Factors That May Affect Future Operating Results

You should carefully consider the following risks and all other information contained in this quarterly report on Form 10-Q and our other public filings before making any investment decisions with respect to our common stock.  If any of the following risks occurs, our business, prospects, reputation, results of operations or financial condition could be harmed.  In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.  This quarterly report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and elsewhere in this quarterly report.

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

Since our inception in 1996, we have incurred losses every quarter. We began commercial sales of our products in May 1999 and we have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since our inception, including net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003 and $2.1 for the six months ended June 30, 2004.  At June 30, 2004, we had an accumulated deficit of approximately $55.3 million.  It is possible that we will never generate sufficient revenues from product sales to achieve profitability.

If physicians or other healthcare providers are unable to obtain sufficient reimbursement from third-party healthcare payers for procedures performed using the NC-stat System, the adoption of the NC-stat System and our future product sales will be severely harmed.

Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from third-party payers for performing nerve conduction studies using the NC-stat System.  If physicians are unable to obtain adequate reimbursement for procedures performed using the NC-stat System, we may be unable to sell the NC-stat System and our business would suffer significantly.  Additionally, even if these procedures are reimbursed by third-party payers, adverse changes in payers’ policies toward reimbursement for the procedures would harm our ability to market and sell the NC-stat System.  Third-party payers include those governmental programs such as Medicare and Medicaid, workers’ compensation programs, private health insurers and other organizations.  These third-party payers may deny coverage if they determine that a procedure was not reasonable or necessary, for example, if its use was not considered medically appropriate, or was experimental, or was performed for an unapproved indication.  In addition, some health care systems are moving towards managed care arrangements in which they contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided.  These providers, in an effort to control healthcare costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices.  If we are pressured to lower our prices, our revenues may decline and our profitability could be harmed.  The Center for Medicare and Medicaid Services, or CMS, guidelines set the reimbursement rates for procedures covered by Medicare.  Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using the NC-stat System.  Medicaid reimbursement differs from state to state, and some state Medicaid programs may not reimburse physicians for performing procedures using the NC-stat System in an adequate amount, if at all. Additionally, some private payers do not follow the CMS and Medicaid guidelines and may reimburse for only a portion of these procedures or not at all.  We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers.

We may be unable to expand the market for the NC-stat System, which would limit our ability to increase our revenues.

We believe that the drawbacks of traditional nerve conduction studies, including those related to the referral process, and the limited treatment options for diabetic peripheral neuropathy, or DPN, have limited the number of nerve conduction studies that are performed.  For our future growth, we are relying, in part, on increased use of nerve conduction studies.  A number of factors could limit the increased use of nerve conduction studies and the NC-stat System, including:

•                                          third-party payers challenging, or the threat of third-party payers challenging, the necessity of increased levels of nerve conduction studies;

•                                          third-party payers reducing or eliminating reimbursement for procedures performed by physicians using the NC-stat System;

•                                          unfavorable experiences by physicians using the NC-stat System;

•                                          physicians’ reluctance to alter their existing practices; and

•                                          the failure of other companies’ existing drug development programs to produce an effective treatment for DPN, which may limit the perceived need and the actual use of the NC-stat System in connection with this disease, and thereby limit or delay our growth in the DPN market, which we have estimated to be our largest potential market for our NC-stat System.

If we are unable to expand the market for the NC-stat System, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

We may not be able to accurately predict the size of the market for our NC-stat System.

We may not be able to accurately predict the size of the market for products used to diagnose neuropathies, such as our NC-stat System.  Neuropathies traditionally have been diagnosed by traditional nerve conduction study and needle electromyography, or NCS/nEMG, procedures, performed by a neurologist or physician in a related specialty.  We estimate that there are approximately two million traditional NCS/nEMG procedures performed each year in the United States; however, we anticipate that the advantages and increased availability of the NC-stat System will significantly increase the number of nerve conduction studies performed.  Based on our analysis of current data, we estimate that the potential market size for the NC-stat System in the diabetes, low back pain and carpal tunnel syndrome markets in the aggregate could be as great as 9.5 million annual patient tests.  This represents a more than four-fold increase in the size of the market for nerve conduction studies and is based upon a number of assumptions and estimates, which themselves may not be accurate.  For example, we have assumed that all initial office visits for low back pain may represent an opportunity for use of the NC-stat System, and we have estimated that an annual testing rate of 50% for all individuals diagnosed with diabetes represents the potential addressable market in diabetes. Market size is difficult to predict, and we cannot assure you that our assumptions or estimates will prove to be correct.  Industry and market data, including the industry data on which we base our assumptions and estimates of future market size, may be inaccurate or incomplete, and we have not independently verified those data. If our estimate of the size of the market for our NC-stat System is incorrect, our potential revenue growth may be limited.

If we are unable to successfully sell the NC-stat System to primary care physicians, our ability to increase our revenues will be limited.

We are focusing our sales and marketing efforts for the NC-stat System on primary care physicians. As these physicians traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies, we may face difficulties in selling our products to them.  Particularly, we may be unable to convince these physicians that the NC-stat System provides an effective alternative or useful supplement to existing testing methods.  In addition, these physicians may be reluctant to make the capital investment to purchase the NC-stat System and alter their existing practices.  If we are unable to successfully sell the NC-stat System to primary care physicians, our ability to increase our revenues will be severely limited.

We are dependent on two single source manufacturers to produce all of our current products, and any change in our relationship with either of these manufacturers could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on two third-party manufacturers to manufacture all of our current products.  In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer.  Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer.  We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all.  Currently, we rely on a single manufacturer, Polyflex Circuits, Inc., a wholly owned subsidiary of Parlex Corporation, for the manufacture of the NC-stat biosensors, and a single manufacturer, Advanced Electronics, Inc., or AEI, for the manufacture of our NC-stat monitors and docking stations.  We order all of our products from Polyflex on a purchase order basis.  Because we do not have a supply agreement in place with Polyflex, Polyflex may cease manufacturing our products or increase the price it charges us for our products at any time.  We do have a one-year, automatically renewable contract manufacturing agreement with AEI.  However, under the agreement, either party may elect not to renew the agreement upon 90 days’ prior written notice prior to the end of the current term.  Accordingly, AEI could cease manufacturing NC-stat monitors and docking stations for us when the current term of the agreement expires in November 2004.  We have not experienced any significant problems in the past with the quality or quantity of products delivered by either AEI or Polyflex.  We do occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase.  If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer.  This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of products as we expand our markets, we could lose customers, our growth could be limited and our business could be harmed.

In order for us successfully to expand our business within the United States and internationally, our contract manufacturers must be able to provide us with the products that comprise the NC-stat System in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis.  Our anticipated growth may strain the ability of our manufacturers to deliver an increasingly large supply of products and obtain materials and components in sufficient quantities.  Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance.  If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

We currently rely entirely on sales of the products that comprise the NC-stat System to generate revenues, and any factors that negatively impact our sales of these products could significantly reduce our ability to generate revenues.

We introduced the NC-stat System to the market in May 1999.  We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future.  Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the higher-margin disposable biosensors, sales of which accounted for approximately 85.8% and 82.9% of our total revenues in 2003 and 2002, respectively.  Our sales of these products may be negatively impacted by many factors, including:

•                                          changes in reimbursement rates or policies relating to our products by third-party payers;

•                                          the failure of the market to accept our products;

•                                          manufacturing problems;

•                                          claims that our products infringe on patent rights or other intellectual property rights owned by other parties;

•                                          adverse regulatory or legal actions relating to our products;

•                                          competitive pricing and related factors; and

•                                          results of clinical studies relating to our products or our competitors’ products.

If any of these events occurs, our ability to generate revenues could be significantly reduced.

The patent rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would harm our ability to compete in the market.

Our success will depend in part on our ability to develop or acquire commercially valuable patent rights and to protect these rights adequately.  Our patent position is generally uncertain and involves complex legal and factual questions.  The risks and uncertainties that we face with respect to our patents and other related rights include the following:

•                                          the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;

•                                          the claims of any patents that are issued may not provide meaningful protection;

•                                          we may not be able to develop additional proprietary technologies that are patentable;

•                                          other parties may challenge patents, patent claims or patent applications licensed or issued to us; and

•                                          other companies may design around technologies we have patented, licensed or developed.

We also may not be able to protect our patent rights effectively in some foreign countries.  For a variety of reasons, we may decide not to file for patent protection.  Our patent rights underlying our products may not be adequate, and our competitors or customers may design around our proprietary technologies or independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our patent rights.  In addition, the patents licensed or issued to us may not provide a competitive advantage.  If any of these events were to occur, our ability to compete in the market would be harmed.

Other rights and measures we have taken to protect our intellectual property may not be adequate, which would harm our ability to compete in the market.

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, confidentiality, nondisclosure and assignment of invention agreements and other contractual provisions and technical measures to protect our intellectual property rights.  In particular, we have sought no patent protection for the technology and algorithms we use in our onCall Information System, and we rely on trade secrets to protect this information.  While we currently require employees, consultants and other third parties to enter into confidentiality, non-disclosure or assignment of invention agreements or a combination thereof where appropriate, any of the following could still occur:

•                                          the agreements may be breached;

•                                          we may have inadequate remedies for any breach;

•                                          trade secrets and other proprietary information could be disclosed to our competitors; or

•                                          others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

If, for any of the above reasons, our intellectual property is disclosed or misappropriated, it would harm our ability to protect our rights and our competitive position.

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.

We rely on patents to protect a portion of our intellectual property and our competitive position.  Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in the medical device industry are generally uncertain.  In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

•                                          assert claims of infringement;

•                                          enforce our patents;

•                                          protect our trade secrets or know-how; or

•                                          determine the enforceability, scope and validity of the proprietary rights of others.

Any lawsuits that we initiate could be expensive, take significant time and divert management’s attention from other business concerns.  Litigation also puts our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing.  Additionally, we may provoke third parties to assert claims against us.  We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially valuable.  The occurrence of any of these events could harm our business, our ability to compete in the market or our reputation.

Claims that our products infringe on the proprietary rights of others could adversely affect our ability to sell our products and increase our costs.

Substantial litigation over intellectual property rights exists in the medical device industry.  We expect that our products could be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlap.  Third parties may currently have, or may eventually be issued, patents on which our products or technologies may infringe.  Any of these third parties might make a claim of infringement against us.  Any litigation regardless of its impact would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources.  In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers, cause product shipment delays or require us to develop non-infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms, or at all.  If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenues may decrease substantially and we could be exposed to significant liability.

We are subject to extensive regulation by the U.S. Food and Drug Administration, which could restrict the sales and marketing of the NC-stat System and could cause us to incur significant costs.

We sell medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping.  Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance, grant of a de novo classification or pre-marketing approval from the FDA, unless an exemption applies.  We may be required to obtain a new 510(k) clearance or de novo classification or pre-market approval for significant post-market modifications to our products.  Each of these processes can be expensive and lengthy.  The FDA’s process for obtaining 510(k) clearance usually takes from three to 12 months, but it can last longer.  The process for obtaining de novo classification involves a level of scrutiny similar to the 510(k) clearance process.  The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared.  We have obtained 510(k) clearance for the current clinical applications for which we market our products.  However, our clearances can be revoked if safety or effectiveness problems develop.  Further, we may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all.  Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner which in turn would harm our revenue and future profitability.  We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals.  If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.  We also are subject to numerous post-marketing regulatory requirements, including quality system regulations, which relate to the manufacturing of our products, labeling regulations and medical device reporting regulations.  Our failure or either contract manufacturer’s failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:

•                                          warning letters, fines, injunctions, consent decrees and civil penalties;

•                                          requiring repair, replacement, refunds, recall or seizure of our products;

•                                          imposing operating restrictions, suspension or shutdown of production;

•                                          refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

•                                          withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

•                                          criminal prosecution.

If any of these events were to occur, they could harm our reputation, our ability to generate revenues and our profitability.

If we or our contract manufacturers fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

We and our contract manufacturers are required to comply with the FDA’s quality system regulations, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices.  The FDA enforces its quality system regulations through periodic unannounced inspections.  We cannot assure you that our facilities or our contract manufacturers’ facilities would pass any future quality system inspection.  If our or any of our contract manufacturers’ facilities fails a quality system inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted.  Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations, the manufacturing operations of our contract manufacturers or a recall of our products.  If any of these events occurs, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

Our products are subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

We are subject to the medical device reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury.  The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or our contract manufacturers fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of our products.  A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations.  Any recall would divert management attention and financial resources and harm our reputation with customers.  A recall involving the NC-stat System would be particularly harmful to our business and financial results because the products that comprise the NC-stat System are currently our only products.

We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments that are intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services.  These laws constrain our sales, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of medical devices.  Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed.  Because we may provide some coding and billing information to purchasers of our products, and because we cannot assure that the government will regard any billing errors that may be made as inadvertent, these laws are potentially applicable to us.  Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be substantial.  Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of certain patient health information, including patient records, and restricting the use and disclosure of that protected information.  In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA.  These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose.  Although we do not believe that we are subject to the HIPAA rules because we receive patient data in our onCall Information System on an anonymous basis, the exact scope of these rules has not been clearly established.  If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

The use of the NC-stat System could result in product liability claims that could be expensive, damage our reputation and harm our business.

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of medical devices.  The medical device industry historically has been litigious, and we face financial exposure to product liability claims if the use of our products were to cause or contribute to injury or death.  In particular, the NC-stat System may be susceptible to claims of injury because it involves the electric stimulation of a patient’s nerves.  Although we maintain product liability insurance for our products, the coverage limits of these policies may not be adequate to cover future claims.  As sales of our products increase, we may be unable to maintain sufficient product liability insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities.  A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations.  A product liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A product liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

Our products are complex in design, and defects may not be discovered prior to shipment to customers, which could result in warranty obligations or product liability claims, reducing our revenues and increasing our costs and liabilities.

We depend upon third parties for the manufacture of our products.  Our products, particularly our NC-stat biosensors, require a significant degree of technical expertise to produce.  If our manufacturers fail to produce our products to specification, or if the manufacturers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

If our products contain defects that cannot be repaired quickly, easily and inexpensively, we may experience:

•                                          loss of customer orders and delay in order fulfillment;

•                                          damage to our brand reputation;

•                                          increased cost of our warranty program due to product repair or replacement;

•                                          inability to attract new customers;

•                                          diversion of resources from our manufacturing and research and development departments into our service department; and

•                                          legal action.

The occurrence of any one or more of the foregoing could harm our reputation and materially reduce our revenues and increase our costs and liabilities.

If we lose any of our officers or key employees, our management and technical expertise could be weakened significantly.

Our success largely depends on the skills, experience and efforts of our officers, including Shai N. Gozani, M.D., Ph.D., our founder and President and Chief Executive Officer; Gary L. Gregory, our Chief Operating Officer; Guy Daniello, our Senior Vice President of Information Technology; Michael Williams, Ph.D., our Senior Vice President of Engineering; Nicholas J. Alessi, Director of Finance and Treasurer; and our other key employees.  We maintain a $5.0 million key person life insurance policy on Dr. Gozani, but do not maintain key person life insurance policies covering any of our other employees.  The loss of any of our officers or key employees could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

We are a small company with only 56 employees, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance.  We may not be able to meet our future hiring needs or retain existing personnel.  We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products.  Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

If we do not effectively manage our growth, our business resources may become strained, we may not be able to deliver the NC-stat System in a timely manner and our results of operations may be adversely affected.

We expect to increase our sales force and our total headcount significantly.  This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations.  We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs.  If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the NC-stat System in a timely manner and our results of operations may be adversely affected.

If we are unable to successfully expand, develop and retain our sales force, our revenues may decline, our future revenue growth may be limited and our expenses may increase.

We presently employ 16 regional sales managers who lead more than 50 independent regional sales agencies employing a total of more than 250 sales representatives.  We are highly dependent on our regional sales managers to generate our revenues.  We currently intend to increase our existing sales force significantly using part of the net proceeds from our initial public offering.  Our ability to build and develop a strong sales force will be affected by a number of factors, including:

•                                          our ability to attract, integrate and motivate sales personnel;

•                                          our ability to effectively train our sales force;

•                                          the ability of our sales force to sell an increased number of products;

•                                          the length of time it takes new sales personnel to become productive;

•                                          the competition we face from other companies in hiring and retaining sales personnel;

•                                          our ability to effectively manage a multi-location sales organization;

•                                          our ability to enter into agreements with prospective members of our sales force on commercially reasonable terms; and

•                                          our ability to get our independent sales agencies, who may sell products of multiple companies, to commit the necessary resources to effectively market and sell our products.

If we are unable to successfully build, develop and retain a strong sales force, our revenues may decline, our revenue growth may be limited and our expenses may increase.

Failure to develop products other than the NC-stat System and enhance the NC-stat System could have an adverse effect on our business prospects.

All of our current revenues are derived from selling the NC-stat System.  Our future business and financial success will depend, in part, on our ability to continue to introduce new products and upgraded products into the marketplace.  Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management.  This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance the NC-stat System or any future products.  In addition, as we develop the market for point-of-service nerve conduction studies, future competitors may develop desirable product features earlier than we do, which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable.  If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

We currently compete, and may in the future need to compete, against other medical device companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that enjoy significant competitive advantages over us. Currently, in the point-of-service market, we indirectly compete with companies that sell traditional NCS/nEMG equipment. In this market, these companies are indirect competitors because the equipment they sell traditionally has been used by neurologists, who rely upon and seek to obtain referrals from primary care physicians to perform the same types of tests that may be performed by primary care physicians using the NC-stat System. Additionally, in selling the NC-stat System to neurologists, which is not a market we historically have focused on, we compete directly with the companies that sell traditional NCS/nEMG equipment. There are a number of companies that sell traditional NCS/nEMG equipment including the Nicolet Biomedical division of Viasys Healthcare Inc., the Functional Diagnostics division of Medtronic, Inc., Oxford Instruments, Plc., and Cadwell Laboratories, Inc. Additionally, we are aware of one company, Neumed Inc., that markets a nerve conduction study system to the point-of-service market. Of these companies, Viasys Healthcare, Medtronic and Oxford Instruments, in particular, enjoy significant competitive advantages, including:

•                                          greater resources for product development, sales and marketing;

•                                          more established distribution networks;

•                                          greater name recognition;

•                                          more established relationships with health care professionals, customers and third-party payers; and

•                                          additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives.

Other than Neumed, we do not know if these companies or others are engaged in research and development efforts to develop products to perform point-of-service nerve conduction studies that would be directly competitive with the NC-stat System.  As we develop the market for point-of-service nerve conduction studies, we may be faced with competition from these companies or others that decide and are able to enter this market.  Some or all of our future competitors in the point-of-service market may enjoy competitive advantages such as those described above.  If we are unable to compete effectively against existing and future competitors, our sales will decline and our business will be harmed.

We are dependent upon the computer and communications infrastructure employed and utilized by our onCall Information System, and any failures or disruptions in this infrastructure could impact our revenues and profit margins or harm our reputation.

We are dependent upon the computer and communications infrastructure employed and utilized by our onCall Information System.  Our computer and communications infrastructure consists of standard hardware, off-the-shelf system software components, database servers, proprietary application servers, a modem bank and desktop applications.  Our future success in selling the NC-stat System will depend, in part, upon the maintenance and growth of this infrastructure.  Any failures or outages of this infrastructure as a result of a computer virus, intentional disruption of our systems by a third party, manufacturing failure, telephone system failure, fire, storm, flood, power loss or other similar events, could prevent or delay the operation of our onCall Information System, which could result in increased costs to eliminate these problems and address related security concerns and harm our reputation with our customers.  In addition, if our infrastructure fails to accommodate growth in customer transactions, customer satisfaction could be impaired, we could lose customers, our ability to add customers could be impaired or our costs could be increased, any of which would harm our business.

If future clinical studies or other articles are published, or physician associations or other organizations announce positions, that are unfavorable to the NC-stat System, our sales efforts and revenues may be negatively affected.

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as accurate or effective as we claim or previous clinical studies have concluded.  Additionally, physician associations or other organizations that may be viewed as authoritative could endorse products or methods that compete with the NC-stat System or otherwise announce positions that are unfavorable to the NC-stat System.  Any of these events may negatively affect our sales efforts and result in decreased revenues.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents, including the proceeds from our initial public offering, together with our short-term investments and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next 24 months.  However, we may seek additional funds from public and private stock offerings, borrowings under credit lines or other sources.  Our capital requirements will depend on many factors, including:

•                                          the revenues generated by sales of the NC-stat System and any other products that we develop;

•                                          the costs associated with expanding our sales and marketing efforts;

•                                          the expenses we incur in manufacturing and selling our products;

•                                          the costs of developing new products or technologies and enhancements to existing products;

•                                          the cost of obtaining and maintaining FDA approval or clearance of our products and products in development;

•                                          costs associated with any expansion;

•                                          the costs associated with capital expenditures; and

•                                          the number and timing of any acquisitions or other strategic transactions.

As a result of these factors, we may need to raise additional funds, and these funds may not be available on favorable terms, or at all.  Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.  In addition, if we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.  If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.  If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

If we choose to acquire or invest in new businesses, products or technologies, instead of developing them ourselves, these acquisitions or investments could disrupt our business and could result in the use of significant amounts of equity, cash or a combination of both.

From time to time we may seek to acquire or invest in businesses, products or technologies, instead of developing them ourselves.  Acquisitions and investments involve numerous risks, including:

•                                          the inability to complete the acquisition or investment;

•                                          disruption of our ongoing businesses and diversion of management attention;

•                                          difficulties in integrating the acquired entities, products or technologies;

•                                          difficulties in operating the acquired business profitably;

•                                          the inability to achieve anticipated synergies, cost savings or growth;

•                                          potential loss of key employees, particularly those of the acquired business;

•                                          difficulties in transitioning and maintaining key customer, distributor and supplier relationships;

•                                          risks associated with entering markets in which we have no or limited prior experience; and

•                                          unanticipated costs.

In addition, any future acquisitions or investments may result in one or more of the following:

•                                          issuances of dilutive equity securities, which may be sold at a discount to market price;

•                                          the use of significant amounts of cash;

•                                          the incurrence of debt;

•                                          the assumption of significant liabilities;

•                                          increased operating costs or reduced earnings;

•                                          financing obtained on unfavorable terms;

•                                          large one-time expenses; and

•                                          the creation of certain intangible assets, including goodwill, the write-down of which may result in significant charges to earnings.

Any of these factors could materially harm our stock price, our business or our operating results.

If we expand, or attempt to expand, into foreign markets, we will be affected by new business risks that may adversely impact our financial condition or results of operations.

If we expand, or attempt to expand, into foreign markets, we will be subject to new business risks, including:

•                                          failure to fulfill foreign regulatory requirements to market the NC-stat System or other future products;

•                                          availability of, and changes in, reimbursement within prevailing foreign health care payment systems;

•                                          adapting to the differing business practices and laws in foreign countries;

•                                          difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;

•                                          limited protection for intellectual property rights in some countries;

•                                          difficulty in collecting accounts receivable and longer collection periods;

•                                          costs of enforcing contractual obligations in foreign jurisdictions;

•                                          recessions in economies outside of the United States;

•                                          political instability and unexpected changes in diplomatic and trade relationships;

•                                          currency exchange rate fluctuations; and

•                                          potentially adverse tax consequences.

If we are successful in introducing our products into foreign markets, we will be affected by these additional business risks, which may adversely impact our financial condition or results of operations.  In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources.  Our efforts to introduce our products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit.  Ultimately, the investment required for expansion into foreign markets could exceed the revenues generated from this expansion.

Our operating results may fluctuate due to various factors and, as a result, period-to-period comparisons of our results of operations will not necessarily be meaningful.

Factors relating to our business make our future operating results uncertain and may cause them to fluctuate from period to period.  These factors include:

•                                          changes in the availability of third-party reimbursement in the United States or other countries;

•                                          the timing of new product announcements and introductions by us or our competitors;

•                                          market acceptance of new or enhanced versions of our products;

•                                          changes in manufacturing costs or other expenses;

•                                          competitive pricing pressures;

•                                          the gain or loss of significant distribution outlets or customers;

•                                          increased research and development expenses;

•                                          the timing of any future acquisitions; or

•                                          general economic conditions.

Because our operating results may fluctuate from quarter to quarter, it may be difficult for us or our investors to predict our future performance by viewing our historical operating results.

Our principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

As of July 27, 2004, our officers, directors and principal stockholders together control approximately 71.4% of our outstanding common stock.  If some or all of these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

The sale or expected sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

Sales or the expectation of sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.  Moreover, the holders of 7,488,758 shares of our common stock, comprised of shares issued upon conversion of our preferred stock, and the holder of a warrant to purchase 100,000 shares of common stock, will have rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Also, shares of common stock that we may issue under our existing Amended and Restated 1998 Equity Incentive Plan, our 2004 Stock Option and Incentive Plan and 2004 Employee Stock Purchase Plan may be freely sold, subject to the lock-up agreements entered into in connection with our initial public offering, if applicable.  If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock.  These sales also could impede our ability to raise future capital.

We will incur increased expenses as a result of recently enacted laws and regulations affecting public companies.

Recently enacted laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the Securities and Exchange Commission and by the National Association of Securities Dealers, Inc., will result in increased expenses to us.  The new rules could make it more difficult or more costly for us to obtain some types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events also could make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as executive officers.  We will incur increased expenses in order to comply with these new rules, and we may not be able to accurately predict the timing or amount of these expenses.

Anti-takeover provisions in our organizational documents and Delaware law may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable.  Some of these provisions:

•                                          authorize the issuance of preferred stock which can be created and issued by the board of directors without prior stockholder approval, with rights senior to those of our common stock;

•                                          provide for a classified board of directors, with each director serving a staggered three-year term;

•                                          prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;

•                                          provide for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors; and

•                                          require advance written notice of stockholder proposals and director nominations.

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock.  These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company.  Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock.  We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of potential gain for the foreseeable future.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations.  We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.  The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and maintain an average maturity of six months or less.  We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.    Controls and Procedures

(a)                                                          Evaluation of disclosure controls and procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Director of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2004.  Based upon that evaluation, our Chief Executive Officer and our Director of Finance concluded that they believe that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                                                         Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a)                                  On July 15, 2004, our second amended and restated certificate of incorporation, which effectuated a 1-for-4 reverse stock split, and our second amended and restated by-laws became effective.  On July 27, 2004, our third amended and restated certificate of incorporation became effective.

(c)                                  During the quarterly period ended June 30, 2004, we granted stock options to purchase 606,725 shares of our common stock at exercise prices ranging from $0.90 to $10.00 per share.  We also issued 36,716 shares of our common stock upon the exercise of options for aggregate proceeds of $29,075.

The securities issued in the foregoing transactions were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or an exemption from registration under Rule 701 promulgated under the Securities Act. No underwriters or placement agents were involved in the foregoing issuances and sales.

(d)                                 On July 27, 2004, we completed an initial public offering of 3,000,000 shares of our common stock at a price to the public of $8.00 per share.  There were no selling stockholders in the offering.  The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-115440), which was declared effective by the Securities and Exchange Commission on July 21, 2004.  Punk, Ziegel & Company, L.P. and WR Hambrecht + CO, LLC were the managing underwriters for our initial public offering.  As part of the initial public offering, we granted the several underwriters an overallotment option to purchase up to an additional 450,000 shares of our common stock from us.  As of August 12, 2004, the underwriters have not exercised any portion of their overallotment option.

The aggregate price of the offering amount registered on our behalf was $24.0 million.  In connection with the offering, we paid approximately $1.68 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.6 million in other offering expenses.  None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $20.7 million.  As of July 21, 2004, the effective date of the registration statement, we have used $3.1 million of the net proceeds to repay in full all outstanding balance under our secured line of credit with Lighthouse Capital Partners and plan to use the remainder of the proceeds for working capital and general corporate uses.  Our use of the proceeds from our initial public offering do not represent a material change from the description provided in our prospectus.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

On April 21, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposal:

Proposal	For	Against	Withheld

To approve an amendment to the Amended and Restated 1998 Equity Incentive Plan to establish the number of shares available for issuance under such plan at 2,675,000	7,412,405	n/a	846,322

On June 18, 2004, we solicited the written consent of our stockholders pursuant to Section 228 of the General Corporation Law of the State of Delaware in connection with the following proposals:

Proposal	For	Against	Withheld

To approve a second amendment to the Amended and Restated 1998 Equity Incentive Plan, as amended, to establish the number of shares available for issuance under such plan at 5,000,000	7,424,905	n/a	1,054,101

To approve the 2004 Stock Option and Incentive Plan	7,424,905	n/a	1,054,101

To approve the 2004 Employee Stock Purchase Plan	7,424,905	n/a	1,054,101

To approve the second amendment to the Amended and Restated Certificate of Incorporation, providing for an increase in the number of authorized shares	7,424,905	n/a	1,054,101

To approve the Second Amended and Restated Certificate of Incorporation to (i) effect a 1 for 4 reverse stock split, (ii) establish the number of shares authorized upon the initial public offering and (iii) establish the conversion rates of all outstanding preferred stock	7,424,905	n/a	1,054,101

To approve the Third Amended and Restated Certificate of Incorporation to become effective following the closing of our initial public offering	7,424,905	n/a	1,054,101

Item 5.           Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)  Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

(b)  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

Date: August 16, 2004	/s/ Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: August 16, 2004	/s/ Nicholas J. Alessi
Nicholas J. Alessi
Director of Finance and Treasurer

Exhibit Index

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. (incorporated by reference to Exhibit 4.1 to Form S-8 (File No. 333-118059))

3.2	Second Amended and Restated By-laws of NeuroMetrix, Inc. (incorporated by reference to Exhibit 4.2 to Form S-8 (File No. 333-118059))

10.1	First Amendment to Amended and Restated 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to Form S-1, as amended (File No. 333-115440)).

10.2	2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to Form S-1, as amended (File No. 333-115440)).

10.3	2004 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to Form S-1, as amended (File No. 333-115440)).

10.4	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D. (incorporated by reference to Exhibit 10.9 to Form S-1, as amended (File No. 333-115440)).

10.5

NeuroMetrix, Inc. Stock Option Agreement dated as of April 8, 2004 by and between NeuroMetrix, Inc. and Gary L. Gregory (incorporated by reference to Exhibit 10.11 to Form S-1, as amended (File No. 333-115440)).

10.6

NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement dated as of June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D. and NeuroMetrix, Inc. (incorporated by reference to Exhibit 10.13 to Form S-1, as amended (File No. 333-115440)).

10.7

NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (1998 Plan) dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc. (incorporated by reference to Exhibit 10.17 to Form S-1, as amended (File No. 333-115440)).

10.8	Second Amendment to Amended and Restated 1998 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to Form S-1, as amended (File No. 333-115440)).

10.9

NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (1998 Plan) dated as of June 21, 2004 by and between Gary Gregory and NeuroMetrix, Inc. (incorporated by reference to Exhibit 10.19 to Form S-1, as amended (File No. 333-115440)).

10.10

Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc. (incorporated by reference to Exhibit 10.20 to Form S-1, as amended (File No. 333-115440)).

10.11

Consent, Waiver and Amendment dated as of June 18, 2004 by and among NeuroMetrix, Inc. and the parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.21 to Form S-1, as amended (File No. 333-115440)).

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith.