Form 10-Q
period 2004-09-30
NeuroMetrix, Inc.
filed 2004-11-15
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

12,025,119 shares of common stock, par value $0.0001 per share, were outstanding as of November 9, 2004

NEUROMETRIX, INC.

FORM 10-Q

i

NeuroMetrix, Inc.

Balance Sheets

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,642,612	$1,622,516
Accounts receivable, net of allowance for doubtful accounts of $300,000 at September 30, 2004 and December 31, 2003	2,927,840	1,851,983
Inventory	1,323,915	1,078,390
Prepaid expenses and other current assets	307,988	217,165
Current portion of deferred costs	125,561	115,978
Total current assets	35,327,916	4,886,032

Restricted cash	1,897,200	1,897,200
Fixed assets, net	697,085	339,224
Deferred costs	121,476	95,325
Total assets	$38,043,677	$7,217,781

Liabilities, Warrants for Redeemable Convertible Preferred Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$978,261	$434,385
Accrued expenses	1,408,373	937,075
Current portion of long-term debt	—	515,236
Current portion of deferred revenue	329,258	245,447
Total current liabilities	2,715,892	2,132,143

Long-term debt	—	2,046,986
Deferred revenue	370,751	211,676
Other long-term liabilities	188,182	185,454
Total liabilities	3,274,825	4,576,259

Commitments and contingencies (Note 7)
Warrants for redeemable convertible preferred stock	—	450,100
Redeemable convertible preferred stock (liquidation preference of $55,675,459 at December 31, 2003)	—	47,693,742

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 50,000,000 and 30,000,000 shares authorized at September 30, 2004 and December 31, 2003 respectively, 12,025,119 and 1,042,990 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	1,203	104
Additional paid-in capital	92,234,428	—
Subscriptions receivable	—	(2,143)
Deferred compensation	(823,774)	(598,933)
Accumulated deficit	(56,643,005)	(44,901,348)
Total stockholders’ equity (deficit)	34,768,852	(45,502,320)
Total liabilities, warrants for redeemable convertible preferred stock, redeemable convertible preferred stock and stockholders’ equity (deficit)	$38,043,677	$7,217,781

The accompanying notes are integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenues:
Diagnostic device	$614,565	$349,592	$1,502,482	$1,002,082
Biosensor	4,204,753	2,237,102	10,643,118	5,295,144
Total revenues	4,819,318	2,586,694	12,145,600	6,297,226

Cost of revenues	1,290,243	759,089	3,287,873	1,874,077
Gross margins	3,529,075	1,827,605	8,857,727	4,423,149

Operating expenses:
Research and development (1)	942,913	592,989	2,434,792	1,666,600
Sales and marketing (1)	2,037,840	1,227,682	5,634,389	3,441,899
General and administrative (1)	1,306,172	762,179	3,347,124	2,010,057
Total operating expenses	4,286,925	2,582,850	11,416,305	7,118,556

Loss from operations	(757,850)	(755,245)	(2,558,578)	(2,695,407)

Interest income	51,629	2,779	70,166	19,637
Interest expense	(666,674)	(28,792)	(960,404)	(38,850)

Net loss	(1,372,895)	(781,258)	(3,448,816)	(2,714,620)

Accretion of redeemable convertible preferred stock	(190,874)	(502,361)	(1,386,301)	(1,507,083)
Deemed dividend on redeemable convertible preferred stock	—	—	(787,885)	—
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	(7,050,771)	—

Net loss attributable to common stockholders	$(1,563,769)	$(1,283,619)	$(12,673,773)	$(4,221,703)

Net loss per common share (basic and diluted)	$(0.18)	$(1.24)	$(3.46)	$(4.07)

Weighted average shares used to compute basic and diluted net loss per common share	8,819,558	1,038,615	3,660,515	1,037,940

(1) Non-cash stock-based compensation expense included in these amounts are as follows:

Research and development	$21,549	$8,258	$227,814	$17,758
Sales and marketing	48,939	9,575	320,020	23,942
General and administrative	69,140	6,591	402,074	12,220
Total non-cash stock based compensation	$139,628	$24,424	$949,908	$53,920

The accompanying notes are integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Cash flow for operating activities:
Net loss	$(3,448,816)	$(2,714,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145,219	165,987
Compensation expense associated with stock options	949,908	53,920
Accrued payments on long-term debt	—	1,528
Accretion of debt issuance discount	437,778	—
Changes in operating assets and liabilities:
Accounts receivable	(1,075,857)	(1,169,130)
Inventory	(245,525)	(248)
Prepaid expenses and other current assets	(90,823)	(35,196)
Accounts payable	543,876	378,200
Accrued expenses	470,049	215,423
Other long-term liabilities	2,728	46,364
Deferred revenue and costs	207,152	7,539
Net cash used in operating activities	(2,104,311)	(3,050,233)

Cash flows for investing activities
Purchases of fixed assets	(503,080)	(108,021)
Net cash used in investing activities	(503,080)	(108,021)

Cash flows from financing activities
Proceeds from exercise of stock options	46,911	2,815
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	10,553,484	—
Proceeds from initial public offering, net of offering costs of $3,572,908	24,027,092	—
Proceeds from long-term debt	—	1,000,000
Repayments of long-term debt	(3,000,000)	(7,139)
Net cash provided by financing activities	31,627,487	995,676

Net increase (decrease) in cash and cash equivalents	29,020,096	(2,162,578)
Cash and cash equivalents, beginning of period	1,622,516	2,700,659
Cash and cash equivalents, end of period	$30,642,612	$538,081

Supplemental disclosure of cash flow information:
Cash paid for interest	$493,752	$37,322
Relative fair value of warrant issued in connection with note payable	$—	$450,100
Accretion of redeemable convertible preferred stock	$1,386,301	$1,507,088
Deemed dividend on redeemable convertible preferred stock	$787,885	$—
Beneficial conversion feature associated with redeemable convertible preferred stock	$7,050,771	$—

The accompanying notes are integral part of these financial statements.

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

On July 27, 2004, the Company completed an Initial Public Offering (“IPO”) of 3,000,000 shares of its common stock at $8.00 per share, for gross consideration of $24 million.  All of the shares were sold by the Company.  The Company granted the underwriters a 30-day option to purchase up to an additional 450,000 shares of common stock from the Company which the underwriters exercised in full on August 17, 2004. The total net proceeds to the Company of approximately $24.0 million, after expenses, will be used for the expansion of our sales and marketing activities, research and development activities relating to potential new products, capital expenditures, repayment of our outstanding debt obligations to Lighthouse Capital Partners IV, L.P. and other general corporate purposes.  The Company’s shares trade on The Nasdaq National Market System under the symbol “NURO.”

On July 27, 2004, upon completion of the Company’s IPO, all shares of the Company’s redeemable convertible preferred stock outstanding on that date converted into 7,488,758 shares of common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase common stock.

The accompanying unaudited balance sheet as of September 30, 2004 and unaudited statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the unaudited statements of cash flows for the nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2003 included in the Company’s Registration Statement on Form S-1 (Registration No. 333-115440), as amended (the “Form S-1”). The accompanying balance sheet as of December 31, 2003 has been derived from audited financial statements prepared at that date.

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

Reverse Stock Split

On June 2, 2004, the Company’s Board of Directors approved a 1-for-4 reverse stock split of the Company’s issued common stock, subject to stockholder approval, to be effected prior to the IPO. On June 18, 2004, the Company’s stockholders approved this reverse stock split. This reverse stock split became effective on July 15, 2004 upon the filing by the Company of an amended and restated certificate of incorporation with the Delaware Secretary of State giving effect to this reverse stock split. Common share and common share-equivalents have been restated to reflect this reverse stock split for all periods presented.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN No. 46”). The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (variable interest entities) and to determine when and which business enterprise should consolidate the variable interest entities. The new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. FIN No. 46 also requires enhanced disclosures for variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The standard as amended by FIN 46R, applies to the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 on April 1, 2004 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 03-06, Participating Securities and Two-Class Method under FASB Statement No. 128, Earning per Share. EITF No. 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS. It clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. The consensuses reached on EITF No. 03-06 is effective for fiscal periods beginning after March 31, 2004. Prior period earnings per share amounts will be restated to conform to the consensuses to ensure comparability year over year. There was no impact resulting from the Company’s adoption of EITF No. 03-06 on April 1, 2004.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net loss attributable to common stockholders, as reported	$(1,563,769)	$(1,283,619)	$(12,673,773)	$(4,221,703)
Add stock-based compensation expense included in reported net loss attributable to common stockholders	139,628	24,424	949,908	53,920
Less stock-based compensation expense determined under fair value method	(265,160)	(35,884)	(1,229,163)	(72,752)
Net loss attributable to common stockholders – pro forma	(1,689,301)	(1,295,079)	(12,953,028)	(4,240,535)
Net loss per common share (basic and diluted)
As reported	$(0.18)	$(1.24)	$(3.46)	$(4.07)
Pro forma	$(0.19)	$(1.25)	$(3.54)	$(4.09)

The Company has estimated the fair value of its granted stock options using the following weighted average assumptions:

	Three months ended		Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Risk-free interest rate	3.6%	3.0%	3.1%-3.9%	3.0%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	65.0%	0.0%	0%-65.0%	0.0%
Weighted average fair value of options granted	$5.40	$1.66	$7.01	$1.35

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

2. Net Loss Per Common Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share (“SFAS No. 128”). Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the weighted average conversion of the redeemable convertible preferred stock into shares of common stock (using the if-converted method).

The following potentially dilutive, common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Options	1,024,871	483,349	1,024,871	483,349
Warrants	100,000	100,000	100,000	100,000
Redeemable convertible preferred stock	—	5,647,289	—	5,647,289

3.      Inventories

Inventory consists of the following:

	September 30, 2004	December 31, 2003

Purchased components	$338,370	$238,757
Finished goods	985,545	839,633
Total inventories	$1,323,915	$1,078,390

4.      Fixed Assets

Fixed assets consist of the following:

	September 30, 2004	December 31, 2003

Computer and laboratory equipment	$1,153,738	$847,027
Furniture and equipment	188,859	186,664
Production equipment	620,511	352,814
Construction in progress	7,546	81,069
Leasehold improvements	19,443	19,443
	1,990,097	1,487,017
Less: accumulated depreciation	(1,293,012)	(1,147,793)
	$697,085	$339,224

5.      Other Balance Sheet Items

Accrued expenses consist of the following:

	September 30, 2004	December 31, 2003

Compensation	$790,030	$492,481
Licenses	125,000	100,000
Professional services	117,750	79,866
Other	375,593	264,728
	$1,408,373	$937,075

Product Warranty Costs

Estimated product warranty costs are accrued at the time of sale and are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information including past experience, user error, variability in physiology and anatomy of customers’ patients, product failure rates, number of units repaired and estimated cost of material and labor. Accrued warranty accrual is included in Accrued Expenses.

The following is a rollforward of the Company’s accrued warranty liability for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Balance at beginning of period	$38,761	9,233	$22,151	$2,711
Accrual for warranties	49,135	33,169	130,436	82,806
Settlements made	(39,025)	(27,506)	(103,716)	(70,621)
Balance at end of period	$48,871	$14,896	$48,871	$14,896

6.      Long-Term Debt

On May 21, 2003, the Company entered into an agreement with Lighthouse Capital Partners IV, L.P. (“Lighthouse”) to establish a line of credit for $3,000,000 (“Line of Credit”). The Company had the ability to draw down amounts under the Line of Credit through December 31, 2003, upon adherence to certain conditions. Upon the final maturity date or the earlier prepayment of each advance, the Company was required to pay, in addition to the paid principal and interest, an additional amount equal to 11% of the original principal, or $330,000. This additional amount was being accreted over the applicable borrowing period as additional interest expense.

In connection with the Line of Credit, the Company issued Lighthouse a warrant to purchase up to 400,000 shares of Series E-1 preferred stock at an exercise price of $1.50 per share, for a term of seven years. Upon completion of the Company’s IPO, this warrant converted into a warrant to purchase common stock.

On July 29, 2004, the Company paid $3,123,521 to Lighthouse. This amount represented payment in full of all outstanding obligations under the line of credit with Lighthouse.

7.      Commitments and Contingencies Operating Leases

In September 2000, the Company entered into a noncancelable operating lease, commencing January 1, 2001, for new office and laboratory space. The lease expires on March 31, 2009.

Future minimum lease payments under noncancelable operating leases as of September 30, 2004 are as follows:

2004	$202,500
2005	930,000
2006	930,000
2007	930,000
2008	930,000
Thereafter	232,500
Total minimum lease payments	$4,155,000

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the section of this Quarterly Report on Form 10-Q titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Important Factors that May Affect Future Operating Results”, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

NeuroMetrix was founded in September 1996. We design, develop and sell proprietary medical devices that allow all physicians to diagnose neuropathies at the point of service, that is, in the physician’s office at the time the patient is examined. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies. The NC-stat System is comprised of: (1) disposable NC-stat biosensors that are placed on the patient’s body, used once, and inactivated after use; (2) the NC-stat monitor and related components; and (3) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System which formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a robust market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point of service.

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

Reimbursement from third-party payers is an important element of success for medical products companies. To date, we believe, that with a few specific exceptions, nearly all of the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. However, widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not continue to receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we are increasing our sales force significantly and our total headcount, and we are participating in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, provide challenges to our organization and may strain our management and operations. We are focused on monitoring our business as it grows and appropriately acquiring and allocating resources to address these issues, with a goal of achieving and sustaining profitability.

Our financial objective is to achieve and sustain profitable growth. Our efforts in 2004 will continue to be focused primarily on expanding our sales and marketing for the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, including the introduction of new biosensors.  During the third quarter of 2004, we received FDA 510(k) marketing clearance for our sural nerve biosensor.  We expect this disposable biosensor to be a key component of our diabetes and low back pain product offerings. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We are also focusing our efforts on the management of accounts receivable and control of inventory balances.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Diagnostic device	12.8%	13.5%	12.4%	15.9%
Biosensor	87.2	86.5	87.6	84.1
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	26.8	29.3	27.1	29.8

Gross Margins	73.2	70.7	72.9	70.2

Operating Expenses:
Research and development	19.6	22.9	20.0	26.5
Sales and marketing	42.3	47.5	46.4	54.7
General and administrative	27.1	29.5	27.6	31.9
Total operating expenses	89.0	99.9	94.0	113.0
Loss from operations	-15.7	-29.2	-21.1	-42.8
Interest income (expense), net	-12.8	-1.0	-7.3	0.3

Net Loss	-28.5%	-30.2%	-28.4%	-43.1%

Comparison of Three Months Ended September 30, 2004 and September 30, 2003

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2004	2003	Change	% Change

Customers	2,064	1,668	396	23.7%

	Three Months Ended EndedSeptember 30,
	2004	2003	Change	% Change

Biosensor units	96,790	56,374	40,416	71.7

	(in thousands)
Revenues:
Diagnostic device	$614.6	$349.6	$265.0	75.8
Biosensor	4,204.7	2,237.1	1,967.6	88.0
Total revenues	$4,819.3	$2,586.7	$2,232.6	86.3%

Diagnostic device revenues were $614,600 and $349,600 for the three months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $265,000, or 75.8%. This increase is primarily attributable to an increase in the list price of our NC-stat monitors and docking stations, which resulted in a higher average aggregate sales price and contributed approximately $138,500 of the increase while higher volume of unit sales contributed approximately $123,700 of the increase during the three months ended September 30, 2004 as compared to the same period in 2003. Diagnostic device revenues accounted for 12.8% and 13.5% of our total revenues for the three months ended September 30, 2004 and September 30, 2003, respectively.

Biosensor revenues were $4.2 million and $2.2 million for the three months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $2.0 million, or 88.0%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers, and the introduction in March 2004 of a new biosensor to test the ulnar nerve at the elbow. Biosensor revenues accounted for 87.2% and 86.5% of our total revenues for the three months ended September 30, 2004 and September 30, 2003, respectively.

Our customers used 96,790 biosensor units in the three months ended September 30, 2004, compared to 56,374 units for the same period in 2003, an increase of 40,416 units, or 71.7%.

Our total revenues were $4.8 million and $2.6 million for the three months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $2.2 million, or 86.3%. During the 12-month period ending September 30, 2004, a total of 2,064 customers used our NC-stat System compared to 1,668 customers for the same period ending September 30, 2003. This represents a 23.7% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues in the remainder of 2004 to continue to increase compared to the comparable period in 2003 as we continue to expand our sales and marketing efforts and our customer base and make enhancements and improvements to our NC-stat System, including the introduction of new biosensors. In January 2004, we increased the list price of our NC-stat monitor and docking station by approximately 40%, which we expect to contribute to an increase in diagnostic device revenues for the remainder of 2004 as compared to the comparable period of 2003. Our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy and competitive factors.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Three Months Ended September 30,
	2004	2003	Change	% Change
		(in thousands)
Cost of revenues:
Diagnostic device	$193.4	$167.2	$26.2	15.6%
Biosensor	1,096.9	591.9	505.0	85.3
Total costs of revenues	1,290.2	759.1	531.2	70.0

Gross Margin:
Diagnostic device	421.2	182.4	238.8	131.0
Biosensor	3,107.9	1,645.2	1,462.6	88.9
Total gross margin	3,529.1	1,827.6	1,701.5	93.1

Gross Margin%:
Diagnostic device	68.5%	52.2%
Biosensor	73.9	73.5
Total gross margin%	73.2	70.7

Operating Expenses:
Research and development (1)	942.9	593.0	349.9	59.0
Sales and marketing (1)	2,037.8	1,227.7	810.2	66.0
General and administrative (1)	1,306.2	762.2	544.0	71.4
Total operating expenses	4,286.9	2,582.8	1,704.0	66.0
Loss from operations	(757.8)	(755.2)	(2.6)	.3
Interest income	51.6	2.8	48.9	1757.8
Interest expense	(666.7)	(28.8)	(637.9)	2215.5
Net loss	(1,372.9)	(781.3)	(591.6)	75.7
Accretion of dividend on preferred stock	(190.9)	(502.4)	311.5	-62.0

Net loss available to common stockholders	$(1,563.7)	$(1,283.6)	$(903.1)	70.4

(1)           Includes non-cash stock-based compensation of:

Research and development	$21.5	$8.2
Sales and marketing	48.9	9.6
General and administrative	69.1	6.6
Total non-cash stock based compensation	$139.6	$24.4

Gross Margin

Diagnostic device gross margin percentage was 68.5% and 52.2% for the three months ended September 30, 2004 and September 30, 2003, respectively. The increase in the gross margin percentage in the third quarter of 2004 compared with the same period in 2003 is primarily attributable to an increase in the list price of our NC-stat monitor and docking station.

Biosensor gross margin percentage increased to 73.9% for the three months ended September 30, 2004 from 73.5% for the same period in 2003. The small increase in biosensor gross margin percentage is primarily due to a slightly more favorable mix toward our higher margin biosensors in third quarter of 2004 when compared to the third quarter of 2003.

Our overall gross margin percentage was 73.2% for the three months ended September 30, 2004 compared with 70.7% for the same period in 2003.

Research and Development

Our research and development, or R&D, expenses include expenses from research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $349,900, or 59.0%, to $942,900 for the three months ended September 30, 2004 from $593,000 for the same period in 2003. As a percentage of revenues, R&D expenses were 19.6% and 22.9% for the three months ended September 30, 2004 and September 30, 2003, respectively.  The increase in expenses was primarily due to an increase of $168,000 in employee compensation and benefit costs resulting from the net addition of five employees in our R&D department, as well as, an increase in recruiting costs of $29,700 related to the hiring of new employees.  Also contributing to the increase in R&D expense was an increase in the cost of clinical studies and prototype testing of $117,000 and an increase in consulting services of $32,200.

For the remainder of 2004, we expect our spending on R&D will increase over the comparable period in 2003 due to the hiring of additional employees. We expect R&D expenses, as a percentage of total revenues, to remain fairly level with the first nine months of 2004. This percentage may vary, however, depending primarily on our revenues for the remainder of 2004.

Sales and Marketing

Sales and marketing expenses increased $810,200, or 66.0%, to $2.0 million for the three months ended September 30, 2004 from $1.2 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses were 42.3% and 47.5% for the three months ended September 30, 2004 and September 30, 2003, respectively.  The increase in expenses was primarily due to increases of $284,400 in employee compensation and benefit costs and $122,600 in travel expense that resulted from the addition of nine employees in our sales and marketing department; $291,000 in sales commissions paid to our independent regional sales agencies that were directly related to our higher revenues in the third quarter of 2004; an increase of $70,600 in outside consulting service expense and $39,400 in non-cash stock-based compensation related to employee stock options.  Because our independent regional sales agencies are compensated exclusively on a commission basis, their compensation is linked directly to our revenues.  The compensation of our internal sales force is predominately based upon meeting internal performance goals and is, therefore, also linked to our revenues.

We expect to hire additional sales and marketing personnel during the remainder of 2004. For 2004, we expect sales and marketing expenses, as a percentage of total revenues, to increase over the level for the third quarter of 2003. This percentage may vary, however, depending primarily on our revenues for the remainder of 2004.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer services and information technology departments.

General and administrative expenses increased $544,000, or 71.4%, to $1.3 million for the three months ended September 30, 2004 from $762,200 for the same period in 2003.  As a percentage of revenues, general and administrative expenses were 27.1% and 29.5% for the three months ended September 30, 2004 and September 30, 2003, respectively.  The increase in expenses was primarily due to an increase of $137,900 in employee compensation and benefit costs resulting partially from the hiring of two additional employees, an increase of $62,500 in non-cash stock-based compensation related to employee stock options, an increase of $93,900 in outside consulting services expense partially used to aid our recent initial public offering, and a charge of $30,400 for doubtful account receivables in the third quarter of 2004. Also contributing to the increase in G&A expense were increases of $148,800 in our insurance costs, $94,500 increase in our legal and accounting costs, and financial printing costs and filing fees of $31,800, all related to fulfilling the requirements of a publicly traded company. Partially offsetting these increases in G&A expense was a decrease in recruiting costs of $86,400 resulting from an executive search in the third quarter of 2003 that did not recur in 2004.

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

Interest Income

Interest income was $51,600 and $2,800 during the three months ended September 30, 2004 and September 30, 2003, respectively. Interest income was earned from investments in cash equivalents and short-term investments. Interest income increased during the three months ended September 30, 2004, compared with the same period of 2003, because of higher average cash balances available for investment resulting from proceeds received of approximately $24.0 million from our initial public offering at the end of July 2004 and in August 2004 and approximately $10.6 million from our sale of Series E-1 redeemable convertible preferred stock in March 2004.

Interest Expense

Interest expense was $666,700 and $28,800 during the three months ended September 30, 2004 and 2003, respectively.  The increase in interest expense in 2004 was primarily the result of the full repayment of our borrowing under our credit line entered into in May 2003 with Lighthouse Capital Partners. The early repayment of this debt resulted in a charge of approximately $375,000 related to unamortized deferred issuance costs and approximately $263,000 of balloon interest charges.

Comparison of Nine Months Ended September 30, 2004 and September 30, 2003

Revenues

The following table presents a breakdown of our customers, biosensor units used and revenues:

	Nine Months Ended September 30,
	2004	2003	Change	% Change

Customers	2,064	1,668	396	23.7%
Biosensor units	248,700	146,600	102,100	69.6

	(in thousands)
Revenues:
Diagnostic device	$1,502.5	$1,002.1	$500.4	49.9
Biosensor	10,643.1	5,295.1	5,348.0	101.0
Total revenues	$12,145.6	$6,297.2	$5,848.4	92.9

Diagnostic device revenues were $1.5 million and $1.0 million for the nine months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $500,400, or 49.9%. This increase is primarily attributable to an increase in the list price of our NC-stat monitors and docking stations in January 2004, which resulted in a higher average sale price during the nine months ended September 30, 2004 as compared with the same period in 2003. Diagnostic device revenues accounted for 12.4% and 15.9% of our total revenues for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Biosensor revenues were $10.6 million and $5.3 million for the nine months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $5.3 million, or 101.0%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. In addition, the introduction of new biosensors in May 2003 and March 2004 contributed to the increase in revenues for the nine months ended September 30, 2004 compared with the same period in 2003.  Biosensor revenues accounted for 87.6% and 84.1% of our total revenues for the nine months ended September 30, 2004 and September 30, 2003, respectively.

Our customers used 248,700 biosensor units in the nine months ended September 30, 2004, compared with 146,600 units for the same period in 2003, an increase of 102,100 units, or 69.6%.

Our total revenues were $12.1 million and $6.3 million for the nine months ended September 30, 2004 and September 30, 2003, respectively, representing a year-over-year increase of $5.8 million, or 92.9%. During the 12-month period ending September 30, 2004, a total of 2,064 customers used our NC-stat System compared with 1,668 customers for the same period ending September 30, 2003. This represents a 23.7% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Nine Months Ended September 30,
	2004	2003	$ Change	% Change
		(in thousands)
Cost of revenues:
Diagnostic device	$515.3	$498.7	$16.6	3.3%
Biosensor	2,772.5	1,375.4	1,397.2	101.6
Total costs of revenues	3,287.9	1,874.1	1,413.8	75.4

Gross Margin:
Diagnostic device	987.1	503.4	483.8	96.1
Biosensor	7,870.6	3,919.8	3,950.8	100.8
Total gross margin	8,857.7	4,423.2	4,434.6	100.3

Gross Margin%:
Diagnostic device	65.7%	50.2%
Biosensor	73.9	74.0
Total gross margin	72.9	70.2

Operating Expenses:
Research and development (1)	2,434.8	1,666.6	768.2	46.1
Sales and marketing (1)	5,634.4	3,441.9	2,192.5	63.7
General and administrative (1)	3,347.1	2,010.1	1,337.0	66.5
Total operating expenses	11,416.3	7,118.6	4,297.7	60.4
Loss from operations	(2,558.5)	(2,695.4)	136.9	5.1
Interest income	70.2	19.6	50.5	257.3
Interest expense	(960.4)	(38.9)	(921.6)	2372.1
Net loss	(3,448.8)	(2,714.6)	(734.2)	27.0
Accretion of dividend on preferred stock	(1,386.3)	(1,507.1)	120.8	8.0
Deemed dividend on redeemable convertible preferred stock	(787.9)	0.0	(787.9)	—
Beneficial conversion feature	(7,050.8)	0.0	(7,050.8)	—

Net loss available to common stockholders	$(12,673.8)	$(4,221.7)	$(8,452.1)	200.2

(1) Includes non-cash stock-based compensation of:

Research and development	$227.9	$17.7
Sales and marketing	320.0	24.0
General and administrative	402.0	12.2
Total non-cash stock based compensation	$949.9	$53.9

Gross Margin

Diagnostic device gross margin percentage was 65.7% and 50.2% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in the gross margin percentage in the first nine months of 2004, as compared with the same period in 2003, is attributable partially to an increase in the list price of our NC-stat monitor and docking station, and partially to a decrease in the price we paid for our diagnostic devices as a result of a change in our third-party manufacturer.

Biosensor gross margin percentage decreased to 73.9% for the nine months ended September 30, 2004 from 74.0% for the same period in 2003. The small decrease in biosensor gross margin percentage is primarily due to the introductory sales of the ulnar nerve at the elbow biosensor, which yielded a temporary lower margin resulting from initial production start up costs.

Our overall gross margin percentage was 72.9% for the nine months ended September 30, 2004, compared with 70.2% for the same period in 2003. The increase in our overall gross margin was primarily due to the significant increase in our diagnostic device gross margin, as discussed above.

Research and Development

R&D expenses increased $768,200, or 46.1%, to $2.4 million for the nine months ended September 30, 2004, from $1.7 million for the same period in 2003. As a percentage of revenues, R&D expenses were 20.0% and 26.5% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in expenses was primarily due to an increase of $434,900 in employee compensation and benefit costs resulting from the hiring of five additional employees in our R&D department, an increase in non-cash stock-based compensation of $210,100 related to employee stock options, an increase of $88,600 resulting from clinical studies and prototype testing and an increase of $44,900 in outside consulting services.

Sales and Marketing

Sales and marketing expenses increased $2.2 million, or 63.7%, to $5.6 million for the nine months ended September 30, 2004 from $3.4 million for the same period in 2003. As a percentage of revenues, sales and marketing expenses were 46.4% and 54.7% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in expenses was primarily due to: an increase of $755,100 in sales commissions paid to our independent regional sales agencies, which were directly related to our higher revenues in the first nine months of 2004; increases of $748,600 in employee compensation and benefit costs and $248,000 in travel expense which resulted from the addition of nine employees in our sales and marketing department; an increase of $296,100 in non-cash stock-based compensation related to employee stock options; and an increase of $157,800 in outside consulting service expense.

General and Administrative

General and administrative expenses increased $1.3 million, or 66.5%, to $3.3 million for the nine months ended September 30, 2004 from $2.0 million for the same period in 2003. As a percentage of revenues, general and administrative expenses were 27.6% and 31.9% for the nine months ended September 30, 2004 and September 30, 2003, respectively. The increase in expenses was primarily due to: an increase of $388,300 in non-cash stock-based compensation related to employee stock options; an increase of $224,500 in outside consulting services expense partially used to aid our recent initial public offering efforts; an increase of $225,400 in our insurance costs; an increase of $217,200 in employee compensation and benefit costs, resulting from the hiring of two additional employees;

charges for doubtful accounts receivable of $167,400; $92,900 increase in our legal and accounting costs, and financial printing costs and filing fees of $34,100 all related to fulfilling the requirements of a public traded company. Partially offsetting these increases in G&A expense was a decrease in recruiting costs of $65,400 resulting from an executive search in the third quarter of 2003 that did not recur in 2004.

Interest Income

Interest income was $70,200 and $19,600 during the nine months ended September 30, 2004 and September 30, 2003, respectively. Interest income was earned from investments in cash equivalents and short-term investments. Interest income increased during the nine months ended September 30, 2004, compared with the same period of 2003, because of higher average cash balances available for investment resulting from proceeds received of approximately $24.0 million from our initial public offering at the end of July 2004 and in August 2004 and approximately $10.6 million from our sale of Series E-1 redeemable convertible preferred stock in March 2004.

Interest Expense

Interest expense was $960,400 and $38,900 during the nine months ended September 30, 2004 and September 30, 2003, respectively, representing an increase of $921,600.  The increase in interest expense in 2004 was primarily the result of the full repayment of our borrowing under our credit line entered into in May 2003 with Lighthouse Capital Partners. The early repayment of this debt resulted in a charge of approximately $375,000 related to unamortized deferred issuance costs and approximately $263,000 of balloon interest charges.

Deemed Dividend and Beneficial Conversion Feature on Redeemable Convertible Preferred Stock

In the first nine months of 2004, we recorded a $787,900 deemed dividend as a result of the March 2004 Series E-1 redeemable convertible preferred stock financing. The deemed dividend resulted from an adjustment to the conversion ratios as a result of anti-dilution protection associated with the Series D redeemable convertible preferred stock. We also recorded a charge of $7.1 million for a beneficial conversion feature embedded within the Series E-1 redeemable convertible preferred stock issued in March 2004.  There was no deemed dividend or beneficial conversion charge in the first nine months of 2003.

Liquidity and Capital Resources

We commenced operations in September 1996 and prior to our initial public offering in July 2004, have financed our operations since inception through the private placement of equity and debt.  As of September 30, 2004, we have received aggregate net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock.  On July 27, 2004 we closed the initial public offering of our common stock selling 3.0 million shares at $8.00 per share. On August 19, 2004 we sold a 450,000 common share over-allotment to our underwriters at $8.00 per share. Our initial public offering including the over-allotment shares provided net proceeds of approximately $24.0 million. Also, upon the completion of our initial public offering, all outstanding shares of redeemable convertible preferred stock were automatically converted into common stock. We repaid approximately $2.9 million of secured debt which was outstanding at the beginning of the quarter in July 2004 using a portion of the proceeds of our initial public offering.  As of September 30, 2004, we had $30.6 million in cash and cash equivalents.

In managing our working capital, two of the financial measurements that we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2003 and the three months ended September 30, 2004 and September 30, 2003:

	Year Ended December 31,	Three Months Ended September 30,
	2003	2004	2003

Days’ sales outstanding (days)	53	53	62
Inventory turnover rate (times per year)	2.8	4.3	4.2

Our customer payment terms are generally 30 days from invoice date. At September 30, 2004, our DSO was at 53 days, the same number of days as compared to December 31, 2003.  We continue to focus our efforts on reducing our accounts receivable balances over 60 days old.

Accounts payable are normally paid within 30 days from receipt of a vendor’s invoice.

Our inventory turnover in the third quarter of 2004 was 4.3 times per year, an increase of 1.5 times per year when compared to the 2.8 inventory turnover rate for the year ended December 31, 2003.  This increase was primarily due to the significant increase in the order rate in the third quarter of 2004.  We continue to monitor inventory turnover as we adjust our inventory levels in anticipation of the expansion of our sales distribution channels.

Cash and cash equivalents were $30.6 million at September 30, 2004 and $1.6 million at December 31, 2003.

Cash used in operating activities was $2.1 million during the nine months ended September 30, 2004.  The major use of cash in the nine months ended September 30, 2004 was to fund net losses of $3.4 million which included non-cash stock-based compensation of $949,900 and non-cash accretion of debt issuance discount related to outstanding warrants of $437,800. Cash was also used to fund an increase of $1.1 million in accounts receivable resulting from the significant growth in revenues and an increase in our inventory balance of $245,500, partially offset by increases in accounts payable and accrued expenses of $543,900 and $470,000, respectively, and an increase in deferred revenue and costs of $207,200.

Cash used in investing activities was $503,100 in the nine months ended September 30, 2004. Cash was used for the purchase of fixed assets, primarily representing tooling equipment for new products in the amount of $194,175 and computer systems used in sales and administration in the amount of $278,700.

Cash provided by financing activities was $31.6 million in the nine months ended September 30, 2004, and primarily represented proceeds received from the issuance of preferred stock of $10.6 and the net proceeds of $24.0 million realized from our initial public offering including the over-allotment shares. These proceeds received were offset by

$3.0 million of repayments of long-term debt to Lighthouse Capital Partners.

In May 2003, we entered into a loan and security agreement with Lighthouse Capital Partners that provided us with a secured line of credit of up to $3.0 million. This line of credit was secured by all of our tangible and intangible assets and was available to us through December 31, 2003. On June 30, 2004, we had a total outstanding principal balance of $2.9 million under this secured line of credit.  We used a portion of the proceeds from our initial public offering completed in July 2004 to prepay all amounts (principal and interest) under this secured credit line, or $3.1 million.

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

During the remainder of 2004, we will be expending funds in connection with our efforts to expand our sales and marketing for the NC-stat System and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the introduction of new biosensors. We will also expend funds on the design of a drug delivery system, which is in its early stages, for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the funds available will be adequate to finance our ongoing operations for at least two years, including the expenditures anticipated for the remainder of 2004, described above.

To date, inflation has not had a material impact on our financial operations or results of operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2004, we did not have any off-balance sheet financing arrangements.

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

Since our inception in 1996, we have incurred losses every quarter. We began commercial sales of our products in May 1999 and we have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since our inception, including net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003 and $3.4 million for the nine months ended September 30, 2004.  At September 30, 2004, we had an accumulated deficit of approximately $56.6 million.  It is possible that we will never generate sufficient revenues from product sales to achieve profitability.

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

We rely on two third-party manufacturers to manufacture all of our current products.  In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer.  Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer.  We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all.  Currently, we rely on a single manufacturer, Polyflex Circuits, Inc., a wholly owned subsidiary of Parlex Corporation, for the manufacture of the NC-stat biosensors, and a single manufacturer, Advanced Electronics, Inc., or AEI, for the manufacture of our NC-stat monitors and docking stations.  We order all of our products from Polyflex on a purchase order basis.  Because we do not have a supply agreement in place with Polyflex, Polyflex may cease manufacturing our products or increase the price it charges us for our products at any time.  We do have a one-year, automatically renewable contract manufacturing agreement with AEI.  However, under the agreement, either party may elect not to renew the agreement upon 90 days’ prior written notice prior to the end of the current term.  Accordingly, AEI could cease manufacturing NC-stat monitors and docking stations for us when the current term of the agreement expires in November 2005.  We have not experienced any significant problems in the past with the quality or quantity of products delivered by either AEI or Polyflex.  We do occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase.  If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer.  This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

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

We introduced the NC-stat System to the market in May 1999.  We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future.  Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the higher-margin disposable biosensors, sales of which accounted for approximately 87.6%, 85.8% and 82.9% of our total revenues for the first nine months of 2004, the year of 2003 and the year of 2002, respectively.  Our sales of these products may be negatively impacted by many factors, including:

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

Medical devices may be marketed only for the indications for which they are approved or cleared.  We have obtained 510(k) clearance for the current clinical applications for which we market our products.  However, our clearances can be revoked if safety or effectiveness problems develop.  Further, we may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all.  Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner which in turn would harm our revenue and future profitability.  We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals.  If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices.  We also are subject to numerous post-marketing regulatory requirements, including quality system regulations, which relate to the manufacturing of our products, labeling regulations and medical device reporting regulations.  Our failure or the failure of either of our contract manufacturers to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:

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

We are a small company with only 64 employees, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance.  We may not be able to meet our future hiring needs or retain existing personnel.  We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products.  Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

We presently employ 22 regional sales managers who lead more than 50 independent regional sales agencies employing a total of more than 300 sales representatives.  We are highly dependent on our regional sales managers to generate our revenues.  We currently intend to increase our existing sales force significantly using part of the net proceeds from our initial public offering.  Our ability to build and develop a strong sales force will be affected by a number of factors, including:

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

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as accurate or effective as we claim or previous clinical studies have concluded.  Additionally, physician associations or other organizations, such as neurology societies, that may be viewed as authoritative could endorse products or methods that compete with the NC-stat System or otherwise announce positions that are unfavorable to the NC-stat System.  Any of these events may negatively affect our sales efforts and result in decreased revenues.

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

As of July 27, 2004, the date of our initial public offering, our officers, directors and principal stockholders together controlled approximately 71.4% of our outstanding common stock.  If some or all of these stockholders act together, they will be able to control our management and affairs in all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Important Factors that May Affect Future Operating Results.”  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Director of Finance, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act)) as of September 30, 2004.  Based upon that evaluation, our Chief Executive Officer and our Director of Finance concluded that they believe that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)                   Changes in internal controls over financial reporting.

There was no change in our internal control over financial reporting identified in connection with our evaluation of our disclosure controls and procedures that occurred during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           During the quarterly period ended September 30, 2004, we issued 6,450 shares of our common stock upon the exercise of options for aggregate proceeds of $14,144.

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

(b)           On July 27, 2004, we completed an initial public offering of 3,000,000 shares of our common stock at a price to the public of $8.00 per share.  There were no selling stockholders in the offering.  The offer and sale of all of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-115440), which was declared effective by the Securities and Exchange Commission on July 21, 2004.  Punk, Ziegel & Company, L.P. and WR Hambrecht + CO, LLC were the managing underwriters for our initial public offering.  As part of the initial public offering, we granted the several underwriters an over-allotment option to purchase up to an additional 450,000 shares of our common stock from us.  On August 17, 2004, the underwriters exercised their over-allotment option in full.

The aggregate price of the offering amount registered on our behalf was $27.6 million.  In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses.  None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million.  From July 21, 2004, the effective date of the registration statement, to September 30, 2004 we have used (i) $3.1 million of the net proceeds to repay in full all outstanding balance under our secured line of credit with Lighthouse Capital Partners and (ii) an estimated $494,800 of the net proceeds to fund cash spending of our research and development activities.  The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering do not represent a material change from the description provided in our prospectus.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

Date: November 15, 2004	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: November 15, 2004	/s/	Nicholas J. Alessi
Nicholas J. Alessi
Director of Finance and Treasurer

Exhibit Index

*10.1	Incentive Stock Option Agreement, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan.

*10.2	Non-Qualified Stock Option Agreement For Company Employees, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan.

*10.3	Non-Qualified Stock Option Agreement For Non-Employee Directors, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan.

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith