Form 10-Q
period 2005-03-31
NeuroMetrix, Inc.
filed 2005-05-11
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission file number 000-50856

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

62 Fourth Avenue, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

12,061,457 shares of common stock, par value $0.0001 per share, were outstanding as of May 3, 2005

NEUROMETRIX, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004

Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004

Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,437,794	$1,936,241
Short-term investments	20,410,408	18,574,593
Accounts receivable, net of allowance for doubtful accounts of $327,881 and $300,000 at March 31, 2005 and December 31, 2004, respectively	3,527,561	3,126,565
Inventory	1,499,225	1,284,261
Prepaid expenses and other current assets	775,724	672,970
Current portion of deferred costs	154,340	140,719
Total current assets	28,805,052	25,735,349

Restricted cash	1,897,200	1,897,200
Long-term investments	7,006,885	9,497,158
Fixed assets, net	675,254	679,359
Deferred costs	158,666	143,462
Total assets	$38,543,057	$37,952,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,506,222	$899,291
Accrued expenses	995,082	593,420
Accrued compensation	1,293,256	1,343,206
Current portion of deferred revenue	463,389	399,468
Total current liabilities	4,257,949	3,235,385

Deferred revenue	544,377	471,734
Other long-term liabilities	174,545	189,091
Total liabilities	4,976,871	3,896,210

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized at March 31, 2005 and December 31, 2004, 12,056,395 and 12,034,650 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	1,206	1,203
Additional paid-in capital	92,308,583	92,278,379
Deferred compensation	(669,111)	(745,086)
Accumulated deficit	(58,074,492)	(57,478,178)
Total stockholders’ equity	33,566,186	34,056,318
Total liabilities and stockholders’ equity	$38,543,057	$37,952,528

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Revenues:
Diagnostic device	$812,400	$334,107
Biosensor	5,977,364	2,696,160
Total revenues	6,789,764	3,030,267

Cost of revenues	1,817,725	827,207
Gross margin	4,972,039	2,203,060

Operating expenses:
Research and development (1)	904,204	650,417
Sales and marketing (1)	3,244,651	1,334,610
General and administrative (1)	1,594,040	854,540
Total operating expenses	5,742,895	2,839,567

Loss from operations	(770,856)	(636,507)

Interest income	176,380	4,924
Interest expense	(1,838)	(148,411)

Net loss	(596,314)	(779,994)

Accretion of redeemable convertible preferred stock	—	(534,422)
Deemed dividend on redeemable convertible preferred stock	—	(787,885)
Beneficial conversion feature associated with redeemable convertible preferred stock	—	(7,050,771)

Net loss attributable to common stockholders	$(596,314)	$(9,153,072)

Net loss per common share (basic and diluted)	$(0.05)	$(8.78)

Weighted average shares used to compute basic and diluted net loss per common share	12,043,103	1,042,990

(1) Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$19,880	$15,761
Sales and marketing	36,269	17,407
General and administrative	19,826	11,452
Total non-cash stock based compensation	$75,975	$44,620

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flow for operating activities:
Net loss	$(596,314)	$(779,994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,288	46,333
Compensation expense associated with stock options	75,975	44,620
Accrued payments on long-term debt	—	27,500
Accretion of debt issuance discount	—	37,500
Non-cash interest on investments	(66,593)	—
Changes in operating assets and liabilities:
Accounts receivable	(400,996)	(119,803)
Inventory	(214,964)	(233,564)
Prepaid expenses and other current assets	87,904	(122,829)
Accounts payable	606,931	(159,064)
Accrued expenses and compensation	351,712	147,044
Other long-term liabilities	(14,546)	15,455
Deferred revenue and costs	107,739	24,070
Net cash provided by (used in) operating activities	136	(1,072,732)

Cash flows for investing activities
Purchases of investments	(2,845,675)	—
Maturities of investments	3,376,068	—
Purchases of fixed assets	(59,183)	(161,619)
Net cash provided by (used in) investing activities	471,210	(161,619)

Cash flows from financing activities
Proceeds from exercise of stock options	30,207	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,556,155
Repayments of long-term debt	—	(44,202)
Net cash provided by financing activities	30,207	10,511,953

Net increase in cash and cash equivalents	501,553	9,277,602
Cash and cash equivalents, beginning of period	1,936,241	1,622,516
Cash and cash equivalents, end of period	$2,437,794	$10,900,118

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,838	$81,290
Accretion of redeemable convertible preferred stock	$—	$534,422
Deemed dividend on redeemable convertible preferred stock	$—	$787,885
Beneficial conversion feature associated with redeemable convertible preferred stock	$—	$7,050,771

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1.     Nature of the Business and Basis of Presentation

NeuroMetrix, Inc. (the “Company”), a Massachusetts corporation, was formed in June 1996 and reincorporated in Delaware in May 2001.  The Company designs, develops and sells proprietary medical devices used to diagnose neuropathies. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. The Company operates in one business segment.

On July 27, 2004, the Company completed an initial public offering (“IPO”) of 3,000,000 shares of its common stock at $8.00 per share, for gross consideration of $24 million.  All of the shares were sold by the Company.  In connection with the IPO, the Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 450,000 shares of common stock from the Company which the underwriters exercised in full on August 17, 2004.  The Company’s shares trade on The Nasdaq National Market under the symbol “NURO.”

On July 27, 2004, upon completion of the Company’s IPO, all shares of the Company’s redeemable convertible preferred stock outstanding on that date converted into 7,488,758 shares of common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase common stock.

The accompanying unaudited balance sheet as of March 31, 2005 and unaudited statements of operations for the three month periods ended March 31, 2005 and 2004 and the unaudited statements of cash flows for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

As amended in April 2005 by the Securities and Exchange Commission, SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements and expects there to be a material impact on the Company’s results of operations.

2. Accounting for Stock-Based Compensation

Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. The Company has not adopted the fair value method of accounting for stock-based compensation prescribed by SFAS 123. Accordingly, compensation expense is recorded for options issued to employees to the extent that the fair value of the Company’s common stock exceeds the exercise price of the option at the date granted and all other criteria for fixed accounting have been met. All stock-based awards granted to non-employees are accounted for at their fair value in accordance with SFAS No. 123, as amended, and Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, under which compensation expense is generally recognized over the period of service.

The Company provides the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure— an amendment of FASB Statement No. 123 (“SFAS No. 148”). If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Three Months Ended
	March 31, 2005	March 31, 2004

Net loss attributable to common stockholders, as reported	$(596,314)	$(9,153,072)
Add employee stock-based compensation expense included in reported net loss attributable to common stockholders	75,975	44,620
Less employee stock-based compensation expense determined under fair value method	(329,033)	(98,761)
Net loss attributable to common stockholders – pro forma	(849,372)	(9,207,213)
Net loss per common share (basic and diluted)
As reported	$(0.05)	$(8.78)
Pro forma	$(0.07)	$(8.83)

Prior to the July IPO, the Company established the fair value of common stock by reference to the previously issued redeemable convertible preferred stock and by reference to an expected IPO price. The Company has estimated the fair value of its granted stock options by applying the following weighted average assumptions:

	Three months ended
	March 31, 2005	March 31, 2004

Risk-free interest rate	3.7 – 4.3%	3.1%
Expected dividend yield	—	—
Expected option term	5 years	5 years
Volatility	57.2%	0.0%
Weighted average fair value of options granted	$5.23	$8.07

Prior to May 13, 2004, the Company applied the minimum value method and did not consider expected volatility of the underlying stock. During the first quarter of 2005, the Company computed volatility based on the actual performance of the stock.

The Company amortizes employee stock compensation on a straight line basis over the applicable vesting period, generally four years.

Since options vest over several years and additional option grants are expected to be made in future years, the pro forma effects of applying the fair value method may be material to reported net income or loss in future years.

3. Net Loss Per Common Share

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

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended
	March 31, 2005	March 31, 2004

Options outstanding	1,303,076	456,930
Warrants outstanding	100,000	100,000
Redeemable convertible preferred stock	—	7,488,758

4.     Inventories

Inventory consists of the following:

	March 31, 2005	December 31, 2004

Purchased components	$338,213	$293,263
Finished goods	1,161,012	990,998
Total inventories	$1,499,225	$1,284,261

5.      Other Balance Sheet Items

Accrued expenses consist of the following:

	March 31, 2005	December 31, 2004

Professional services	$269,200	$164,701
Other	725,882	428,719
	$995,082	$593,420

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

The following is a rollforward of the Company’s accrued warranty liability for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31, 2005	March 31, 2004

Balance at beginning of period	$59,876	22,151
Accrual for warranties	59,694	35,732
Settlements made	(55,388)	(27,600)
Balance at end of period	$64,182	$30,283

6.      Commitments and Contingencies

In September 2000, the Company entered into a noncancelable operating lease, commencing January 1, 2001, for new office and laboratory space. The lease expires on March 31, 2009.

Future minimum lease payments under noncancelable operating leases as of March 31, 2005 are as follows:

2005 (nine months)	$697,500
2006	930,000
2007	930,000
2008	930,000
2009	232,500

Total minimum lease payments	$3,720,000

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

Overview

NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices used to diagnose neuropathies. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System that enables physicians to make rapid and accurate diagnoses of neuropathies. The NC-stat System is comprised of: (1) disposable NC-stat biosensors that are placed on the patient’s body; (2) the NC-stat monitor and related components; and (3) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service.

From our inception until May 1999, we had devoted substantially all of our efforts to designing and developing the NC-stat System and other potential products, raising capital and recruiting personnel. We believe that one of our strengths is our ability to develop and commercialize innovative products for neurological applications. In May 1999, we shipped our first NC-stat System. At that time we sold one type of biosensor, for the testing of the median motor nerve. In 2000, we introduced an additional biosensor for the testing of the ulnar motor nerve. In 2002, we introduced our second-generation NC-stat System, as well as two additional biosensors. In 2003, we added to our product line two biosensors with higher functionality that have the ability to test both motor and sensory nerves. In 2004, we introduced two new NC-stat biosensors as well as components for the NC-stat monitor to utilize these new biosensors. The first new biosensor is used to test the ulnar nerve at the elbow and the second to test the sural nerve. In the first quarter of 2005, our revenues grew over 124% from the same period in the prior year, generating $6.8 million in revenues, of which 88.0% was attributable to sales of NC-stat biosensors. Our gross margin percentage in the first quarter of 2005 was 73.2%.

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

Diagnostic device revenues include revenues derived from the sale of our NC-stat monitors and NC-stat docking stations. Biosensor revenues include revenues derived from the sale of various types of disposable biosensors used to perform nerve conduction studies with the NC-stat monitor. Our revenue recognition policy is to recognize revenue from our monitors and biosensors upon shipment if the fee is fixed and determinable, persuasive evidence of an arrangement exists, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable. Revenues from our docking station are deferred and recognized over the shorter of the estimated customer relationship period or the estimated useful life of the product, currently three years.

Reimbursement from third-party payers is an important element of success for medical products companies.  Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers.  As our presence in the market expands and the use of the NC-stat

System increases, we have experienced and may continue to experience an increased focus from third-party payers regarding the reimbursement of nerve conduction studies performed using the NC-stat System. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have increased our sales force to 28 regional sales managers as of March 31, 2005 and plan to more modestly increase our sales force (as compared with the last two quarters during which time we added 11 regional sales managers) and our total headcount for the balance of 2005 and participate in various industry conferences in order to accelerate the market awareness and adoption of our products These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We are focused on monitoring our business as it grows and appropriately acquiring and allocating resources to address these issues, with a goal of achieving and sustaining profitability.

In March 2005, we entered into an education and development program agreement with Eli Lilly and Company. Through this agreement, our Company and Eli Lilly and Company will conduct a broad series of up to 84 educational and development programs across the country during 2005 and 2006. Each program will focus on educating physicians regarding and the treatment and diagnosis of DPN, nerve conduction studies, our NC-stat System and its application in DPN and the benefits to physicians and patients of using the NC-stat System.

Since our inception in 1996, we have incurred losses every quarter. We incurred net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003, $4.3 million in 2004 and $0.6 million in the first quarter of 2005. We do not know whether or when we will become profitable. As of March 31, 2005, we had an accumulated deficit of approximately $58.1 million. We have financed our operations through the public and private placement of equity securities and through debt facilities including a line of credit. As of March 31, 2005, we had received net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock and $24.0 million in net proceeds from our initial public offering (“IPO”).

Our financial objective is to achieve and sustain profitable growth. Our efforts in 2005 will continue to focus primarily on expanding our sales and marketing for the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration. Our goal in 2005 is to increase the number of direct sales representatives to approximately 30 and during the first quarter we made substantial progress toward this goal, with 28 direct sales representatives as of March 31, 2005.  In addition, during the first quarter of 2005 we continued efforts on improvements to our biosensors, on the development of new biosensors and on the development of a third generation monitor and docking station. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of achieving profitability.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended March 31,
	2005	2004
Revenues:
Diagnostic device	12.0%	11.0%
Biosensor	88.0	89.0
Total revenues	100.0	100.0

Cost of revenues	26.8	27.3

Gross Margins	73.2	72.7

Operating Expenses:
Research and development	13.3	21.5
Sales and marketing	47.8	44.0
General and administrative	23.5	28.2
Total operating expenses	84.6	93.7
Loss from operations	-11.4	-21.0
Interest income (expense), net	2.6	-4.7

Net Loss	-8.8%	-25.7%

Comparison of Three Months Ended March 31, 2005 and March 31, 2004

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended March 31,
	2005	2004	Change	% Change

Customers	2,424	1,815	609	33.6%

	Three Months Ended March 31,
	2005	2004	Change	%Change

Biosensor units used	137,600	70,300	67,300	95.7

	($ in thousands)
Revenues:
Diagnostic device	$812.4	$334.1	$478.3	143.2
Biosensor	5,977.4	2,696.2	3,281.2	121.7
Total revenues	$6,789.8	$3,030.3	$3,759.5	124.1%

Diagnostic device revenues were $812,400 and $334,100 for the three months ended March 31, 2005 and March 31, 2004, respectively, representing a year-over-year increase of $478,300, or 143.2%. Of this increase, approximately $306,000 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System.  In addition, approximately $172,000 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations, which resulted in a higher average sale price during the three months ended March 31, 2005 as compared to the same period in 2004. Diagnostic device revenues accounted for 12.0% and 11.0% of our total revenues for the three months ended March 31, 2005 and March 31, 2004, respectively.

Biosensor revenues were $6.0 million and $2.7 million for the three months ended March 31, 2005 and March 31, 2004, respectively, representing a year-over-year increase of $3.3 million, or 121.7%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Biosensor revenues accounted for 88.0% and 89.0% of our total revenues for the three months ended March 31, 2005 and March 31, 2004, respectively.

Our customers used 137,600 biosensor units in the three months ended March 31, 2005, compared to 70,300 units for the same period in 2004, an increase of 67,300 units, or 95.7%.  This increase in biosensor usage is primarily the result of the increase in the customer base, increased usage by customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.

Our total revenues were $6.8 million and $3.0 million for the three months ended March 31, 2005 and March 31, 2004 respectively, representing a year-over-year increase of $3.8 million, or 124.1%. During the 12-month period ending March 31, 2005, a total of 2,424 customers used our NC-stat System compared to 1,815 customers for the same period ending March 31, 2004. This represents a 33.6% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2005 as a result of the recent expansion of our sales force, which grew from 22 as of December 31, 2004 to 28 at the end of the first quarter of 2005 and is expected to increase to approximately 30 during 2005.  However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy and competitive factors.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Three Months Ended March 31,
	2005	2004	Change	% Change
		($ in thousands)
Cost of revenues:
Diagnostic device	$219.1	$132.6	$86.5	65.2%
Biosensor	1,598.6	694.6	904.0	130.1
Total costs of revenues	1,817.7	827.2	990.5	119.7

Gross Margin:
Diagnostic device	593.3	201.5	391.8	194.4
Biosensor	4,378.8	2,001.6	2,377.2	118.8
Total gross margin	4,972.0	2,203.1	2,768.9	125.7

Gross Margin%:
Diagnostic device	73.0%	60.3%
Biosensor	73.3	74.2
Total gross margin%	73.2	72.7

Operating Expenses:
Research and development (1)	904.2	650.4	253.8	39.0
Sales and marketing (1)	3,244.7	1,334.6	1,910.1	143.1
General and administrative (1)	1,594.0	854.6	739.4	86.5
Total operating expenses	5,742.9	2,839.6	2,903.3	102.2
Loss from operations	(770.9)	(636.5)	(134.4)	21.1
Interest income	176.4	4.9	171.5	3,500.0
Interest expense	(1.8)	(148.4)	146.6	-98.8
Net loss	(596.3)	(780.0)	183.7	-23.6
Accretion of dividend on preferred stock	—	(534.4)	534.4	—
Deemed dividend and beneficial conversion feature on redeemable convertible preferred stock	—	(7,838.7)	7,838.7	—

Net loss available to common stockholders	$(596.3)	$(9,153.1)	$8,556.8	93.5

(1)           Includes non-cash stock-based compensation of:

Research and development	$19.9	$15.8
Sales and marketing	36.3	17.4
General and administrative	19.8	11.4
Total non-cash stock based compensation	$76.0	$44.6

Gross Margin

Diagnostic device gross margin percentage was 73.0% and 60.3% for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in the gross margin percentage in the first three months of 2005 compared to the same period in 2004 is primarily attributable to an increase in the list price of our NC-stat System.

Biosensor gross margin percentage decreased to 73.3% for the three months ended March 31, 2005 from 74.2% for the same period in 2004. The small decrease in biosensor gross margin percentage is primarily due to a change in the mix of biosensors resulting from the introduction of new biosensors in 2004 which have modestly lower gross margins.

Our overall gross margin percentage was 73.2% for the three months ended March 31, 2005 compared to 72.7% for the same period in 2004.

At the beginning of 2005, we raised the list price of our diagnostic devices. The list price increase should continue to result in a higher diagnostic device gross margin percentage in 2005 when compared to 2004. We anticipate our overall gross margin percentage will remain relatively consistent for the remainder of 2005.  However, if sales volumes do not increase, if the mix of sales shifts further toward lower margin biosensors or if pricing pressures increase, then gross margin may be negatively impacted in future quarters.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $253,800, or 39.0%, to $904,200 for the three months ended March 31, 2005 from $650,400 for the same period in 2004. As a percentage of revenues, R&D expenses were 13.3% and 21.5% for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in expenses was primarily due to an increase of $138,800 in employee compensation and benefit costs resulting from the hiring of additional employees in our R&D department, an increase of $84,000 in outside consulting costs and an increase of $30,500 in recruiting costs associated with new hires.  These increases are primarily related to efforts expended on the development of a third generation monitor and docking station and on new biosensors.

For the remainder of 2005, we expect our spending on R&D will increase due to the hiring of several additional employees. We expect R&D expenses, as a percentage of total revenues, to continue to decrease slightly. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

Sales and Marketing

Sales and marketing expenses increased $1.9 million, or 143.1%, to $3.3 million for the three months ended March 31, 2005 from $1.3 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 47.8% and 44.0% for the three months ended March 31, 2005 and March 31, 2004, respectively. The change in expenses was primarily due to an increase of $1.0 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers.  This increase is due to the expansion of the sales force and higher revenues in the first quarter of 2005.   Also contributing to the change in expenses was an increase of $475,600 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the first quarter of 2005, and an increase of $200,600 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $101,800 in costs for trade shows, advertising and promotional materials as we have increased our presence at tradeshows and developed new promotional materials.

We have increased our regional sales managers to 28 as of the end of the first quarter and expect to hire several additional sales and marketing personnel during the remainder of 2005. For 2005, we expect sales and marketing expenses, as a percentage of total revenues, to increase over the level for the first quarter of 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $739,500, or 86.5%, to $1.6 million for the three months ended March 31, 2005 from $854,600 for the same period in 2004. As a percentage of revenues, general and administrative expenses were 23.5% and 28.2% for the three months ended March 31, 2005 and March 31, 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $254,400 due to the expansion of staff and due to increases in employee compensation; (b) an increase of $146,400 in our insurance costs, primarily relating to increases in director and officer insurance premiums as a result of the transition to a publicly-traded company; (c) an increase of $141,600 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company;  (d) an increase of $62,300 in franchise taxes and other fees; and (e) an increase in consulting services of $45,200 primarily to assist the Company with its increased financial reporting requirements.  Offsetting these increases in expenses was a reduction in bad debt expense in the first quarter of 2005 of $117,100 as compared with the corresponding period in 2004.

We expect our general and administrative expenses to increase during the remainder of 2005 as a result of our expected growth and the additional requirements that we will need to fulfill as a publicly traded company.  These requirements include the provisions of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder, regarding internal control over financial reporting which may begin to apply to us as early as December 31, 2005.  Total general and administrative expenses, as a percentage of total revenues, are likely to continue to decrease as revenues increase. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

Interest Income

Interest income was $176,400 and $4,900 during the three months ended March 31, 2005 and March 31, 2004, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments.  Interest income increased during the three months ended March 31, 2005 compared to the same period in 2004 because of the investment of the proceeds from the initial public offering in the third quarter of 2004 and from the proceeds of the sale of preferred stock in March 2004. Based on the increase in funds available for investment, we expect interest income to increase in 2005 as compared to 2004.

Interest Expense

Interest expense was $1,800 and $148,400 during the three months ended March 31, 2005 and 2004, respectively, representing a decrease of $146,600. The decrease in interest expense was due to the payment in the third quarter of 2004 of the outstanding balance of $3.0 million under the line of credit with Lighthouse Capital Partners using a portion of the proceeds from the initial public offering.

Deemed Dividend and Beneficial Conversion Feature on Redeemable Convertible Preferred Stock

In the first quarter of 2004, we recorded a $787,900 deemed dividend as a result of the March 2004 Series E-1 redeemable convertible preferred stock financing. The deemed dividend resulted from an adjustment to the conversion ratios pursuant to the anti-dilution protection provisions associated with the Series D redeemable convertible preferred stock. We also recorded a charge of $7.1 million for a beneficial conversion feature associated with the Series E-1 redeemable convertible preferred stock issued in March 2004. There was no deemed dividend or beneficial conversion charge in the first quarter of 2005.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents, short-term investments and long-term investments. As of March 31, 2005, the weighted average maturity of our short and long term investments was 249 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our diagnostic devices and disposable biosensors, as well as our ability to manage our operating costs, capital investments and working capital. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	March 31, 2005	December 31, 2004	Change	% Change
		($ in thousands)

Cash and cash equivalents	$2,438	$1,936	$502
Short-term investments	20,410	18,575	1,835
Long-term investments	7,007	9,497	(2,490)
Total cash, cash equivalents, short-term investments and long-term investments	29,855	30,008	(153)	-0.5%

During the first quarter of 2005, our cash and cash equivalents, short-term investments and long-term investments decreased $153,000 primarily due to the net loss of $596,300 and an aggregate increase in accounts receivable, inventories and prepaid expenses of $528,100, offset by an increase in current liabilities of $1.1 million, primarily accounts payable and accrued expenses.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2004 and the three months ended March 31, 2005 and March 31, 2004:

	Year Ended December 31,	Three Months Ended March 31,
	2004	2005	2004

Days’ sales outstanding (days)	50	44	57
Inventory turnover rate (times per year)	4.1	5.2	2.8

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At March 31, 2005, our DSO was at 44 days, a decrease of six days as compared to December 31, 2004. This decrease in DSO resulted from increasing revenues and a decrease in the percentage of accounts receivable balances aging greater than 60 days from invoice. This decrease in the percentage of accounts receivable balances greater than 60 days was primarily due to more aggressive management of collections and the significant revenue growth in the first quarter of 2005 relative to the more modest increase in our accounts receivable balance during the first quarter of 2005. We continue to focus our efforts on reducing our accounts receivable balances over 60 days past due.  Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the quarter ended March 31, 2005 was 5.2 times compared to 4.1 times during the year of 2004. The increase in the inventory turnover rate in the first quarter of 2005 as compared to the year ended December 31, 2004 was primarily due to the effective management of inventory levels of biosensors.  We are monitoring our inventories closely, especially as it pertains to the mix of different biosensors sold, and the sales volumes of new biosensors launched in 2004.

The following sets forth information relating to the sources and uses of our cash:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$0.1	$(1,072.7)
Net cash provided by (used in) investing activities	471.2	(161.6)
Net cash provided by financing activities	30.2	10,512.0

Cash provided by operating activities was approximately $100 in the first quarter of 2005 compared with cash used in operating activities of $1.1 million in the first quarter of 2004. The net loss of $596,300 and the increase of $401,000 in accounts receivable and the increase of $215,000 in inventories were offset by increases in accounts payable and accrued expenses of $606,900 and $351,700 respectively in the first quarter of 2005.   The increase in accounts payable was due primarily to an increase in amounts due to one of the Company’s outsourced manufacturers and due to the growth in the business.  The net loss in the first quarter of 2004 was $780,000 and cash used for operating assets and liabilities in the first quarter of 2004 totaled $448,700, including increases in accounts receivable, inventory and prepaid expenses.

Cash provided for investing activities was $471,200 in the first quarter of 2005 and cash used in investing activities was $161,600 in the first quarter of 2004, respectively.  In the first quarter of 2005, there were net maturities of investments in the amount of approximately $530,400, which was primarily reinvested in cash equivalents.  In the first quarter of 2005 and 2004 cash was used for the purchase of fixed assets, in the amount of $59,200 and $161,600, respectively, primarily representing computers in 2005 and tooling and computer equipment in 2004.

Cash provided by financing activities was $30,200 and $10.5 million in the first quarter of 2005 and 2004, respectively. The cash from financing activities in the first quarter of 2004 was generated from the issuance of preferred stock in a private placement with net proceeds of $10.6 million, offset by payments on long-term debt of $44,200.  Cash provided by financing activities in the first quarter of 2005 represents the proceeds from the exercise of stock options.

In connection with our property lease that we entered into with a term beginning January 1, 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary in the amount of $1,860,000 over the term of the lease, which is secured by a certificate of deposit in an amount equal to 102% of the letter of credit, or $1,897,200. The lease expires in March 2009. The certificate of deposit is renewable in 30-day increments. This amount is classified as restricted cash in the balance sheet.

During the remainder of 2005, we will be continuing to expend funds in connection with our efforts to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new biosensors and the development of a third generation monitor and docking station. In connection with the development efforts on a third generation monitor and docking station, we expect to incur increased capital expenditures over the next two quarters for tooling costs. We also expect to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments and long-term investments will be adequate to finance our ongoing operations for at least twenty four months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2005, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS 123 and supersedes APB 25 and SFAS 148. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

As amended in April 2005 by the Securities and Exchange Commission, SFAS 123(R) applies to all awards granted after the required effective date (the beginning of the annual reporting period that begins after June 15, 2005) and to awards modified, repurchased, or cancelled after that date. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements and expects there to be a material impact on the Company’s results of operations.

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

Since our inception in 1996, we have incurred losses every quarter. We began commercial sales of our products in May 1999 and we have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since our inception, including net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003, $4.3 million for in 2004 and $0.6 million for the three months ended March 31, 2005.  At March 31, 2005, we had an accumulated deficit of approximately $58.1 million.  It is possible that we will never generate sufficient revenues from product sales to achieve profitability.

If physicians or other healthcare providers are unable to obtain sufficient reimbursement from third-party healthcare payers for procedures performed using the NC-stat System, the adoption of the NC-stat System and our future product sales will be severely harmed.

Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from third-party payers for performing nerve conduction studies using the NC-stat System and we may be required to expend substantial resources to address potential reimbursement issues with third-party payers. If physicians are unable to obtain adequate reimbursement for procedures performed using the NC-stat System, we may be unable to sell the NC-stat System and our business would suffer significantly. Additionally, even if these procedures are reimbursed by third-party payers, adverse changes in payers’ policies toward reimbursement for the procedures would harm our ability to market and sell the NC-stat System. Third-party payers include those governmental programs such as Medicare and Medicaid, workers’ compensation programs, private health insurers and other organizations. These third-party payers may deny coverage if they determine that a procedure was not reasonable or necessary, for example, if its use was not considered medically appropriate, or was experimental, or was performed for an unapproved indication. In addition, some health care systems are moving towards managed care arrangements in which they contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. These providers, in an effort to control healthcare costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. If we are pressured to lower our prices, our revenues may decline and our profitability could be harmed. The Center for Medicare and Medicaid Services, or CMS, guidelines set the reimbursement rates for procedures covered by Medicare. Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using the NC-stat System. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not reimburse physicians for performing procedures using the NC-stat System in an adequate amount, if at all. Additionally, some private payers do not follow the CMS and Medicaid guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers. Additionally, we may be required to expend substantial resources to address potential reimbursement issues with third party payers.

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

We may not be able to accurately predict the size of the market for products used to diagnose neuropathies, such as our NC-stat System. Neuropathies traditionally have been diagnosed by an NCS/nEMG procedure, performed by a neurologist or physician in a related specialty. We estimate that there are approximately two million traditional NCS/nEMG procedures performed each year in the United States; however, we anticipate that the advantages and increased availability of the NC-stat System will significantly increase the number of nerve conduction studies performed. Based on our analysis of current data, we estimate that the potential market size for the NC-stat System in the diabetes, low back pain and carpal tunnel syndrome markets in the aggregate could be as great as 9.5 million annual patient tests. This represents a more than four-fold increase in the size of the market for nerve conduction studies and is based upon a number of assumptions and estimates, which themselves may not be accurate. For example, we have assumed that all initial office visits for low back pain may represent an opportunity for use of the NC-stat System, and we have estimated that an annual testing rate of 50% for all individuals diagnosed with diabetes represents the potential addressable market in diabetes. Market size is difficult to predict, and we cannot assure you that our assumptions or estimates will prove to be correct. The industry and market data on which we have based our assumptions and estimates of future market size, which is described in our annual report on Form 10-K for the year ended December 31, 2004, may be inaccurate or incomplete, and we have not independently verified those data. If our estimate of the size of the market for our NC-stat System is incorrect, our potential revenue growth may be limited.

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

We rely on two third-party manufacturers to manufacture all of our current products. In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer. Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. Currently, we rely on a single manufacturer, Polyflex Circuits, Inc., a wholly owned subsidiary of Parlex Corporation, for the manufacture of the NC-stat biosensors, and a single manufacturer, Advanced Electronics, Inc., or AEI, for the manufacture of our NC-stat monitors and docking stations. We order all of our products from Polyflex on a purchase order basis. Because we do not have a supply agreement in place with Polyflex, Polyflex may cease manufacturing our products or increase the price it charges us for our products at any time. We do have a one-year, automatically renewable contract manufacturing agreement with AEI. However, under the agreement, either party may elect not to renew the agreement upon 90 days’ written notice prior to the end of the current term. Accordingly, AEI could cease manufacturing NC-stat monitors and docking stations for us when the current term of the agreement expires in November 2005. We have not experienced any significant problems in the past with the quality or quantity of products delivered by either AEI or Polyflex. We do occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase. If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

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

We introduced the NC-stat System to the market in May 1999. We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the disposable biosensors, sales of which accounted for approximately 88.0% of our total revenues for the first three months of 2005 and 87.6% and 85.8% of our total revenues in 2004 and 2003, respectively. Our sales of these products may be negatively impacted by many factors, including:

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

We sell medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance, grant of a de novo classification or pre-marketing approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or de novo classification or pre-market approval for significant post-market modifications to our products. Each of these processes can be expensive and lengthy. The FDA’s process for obtaining 510(k) clearance usually takes from three to twelve months, but it can last longer. The process for obtaining de novo classification involves a level of scrutiny similar to the 510(k) clearance process. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

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

We are a small company with only 83 employees as of March 31, 2005, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

If we do not effectively manage our growth, our business resources may become strained, we may not be able to deliver the NC-stat System in a timely manner and our results of operations may be adversely affected.

We have recently significantly increased our sales force and our total headcount. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver the NC-stat System in a timely manner and our results of operations may be adversely affected.

If we are unable to successfully expand, develop and retain our sales force, our revenues may decline, our future revenue growth may be limited and our expenses may increase.

As of March 31, 2005, we employ 28 regional sales managers and more than 400 sales representatives. We are highly dependent on our regional sales managers to generate our revenues. We have recently significantly increased our sales force and expect to further increase our sales force during 2005, although more modestly than the recent growth in the sales force. Our ability to build and develop a strong sales force will be affected by a number of factors, including:

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

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that enjoy significant competitive advantages over us. Currently, in the point-of-service market, we indirectly compete with companies that sell traditional NCS/nEMG equipment. In this market, these companies are indirect competitors because the equipment they sell traditionally has been used by neurologists, who rely upon and seek to obtain referrals from primary care physicians to perform the same types of tests that may be performed by primary care physicians using the NC-stat System. Additionally, in selling the NC-stat System to neurologists, which is not a market we historically have focused on, we compete directly with the companies that sell traditional NCS/nEMG equipment. There are a number of companies that sell traditional NCS/nEMG equipment including the Nicolet Biomedical division of Viasys Healthcare Inc., the Functional Diagnostics division of Medtronic, Inc., and Cadwell Laboratories, Inc. Additionally, we are aware of one company, Neumed Inc., that markets a nerve conduction study system to the point-of-service market. Of these companies, Viasys Healthcare and Medtronic, in particular, enjoy significant competitive advantages, including:

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts.  Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations.  We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents.  The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and long-term investments with a maturity of eighteen months or less and maintain an average maturity of twelve months or less.  We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.     Controls and Procedures

(a)                   Evaluation of disclosure controls and procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that they believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. We expect to continue to use the net proceeds from the initial public offering for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. The aggregate price of the offering amount registered on our behalf was $27.6 million.  In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses.  None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million.  From July 21, 2004, the effective date of the registration statement, to March 31, 2005 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated $1,895,000 of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $1,640,000 of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $101,000 for the purchase of capital equipment.  The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering does not represent a material change from the description provided in our prospectus.

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

NEUROMETRIX, INC.

Date: May 11, 2005	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: May 11, 2005	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

10.1	Letter Agreement, dated February 7, 2005, by and between NeuroMetrix, Inc. and W. Bradford Smith (1)
10.2	Form of Incentive Stock Option Agreement, under the NeuroMetrix, Inc. 2004 Stock Option and Incentive Plan, by and between NeuroMetrix, Inc. and W. Bradford Smith (1)
10.3	NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement, dated as of February 7, 2005, by and between W. Bradford Smith and NeuroMetrix, Inc. (1)
10.4	Education and Development Program Agreement, dated as of March 2, 2005, by and between NeuroMetrix, Inc. and Eli Lilly and Company (2)
*10.5	Executive Officer Compensation Arrangements (2004 Bonuses and 2005 Salaries and Bonus Targets)
*10.6	2005 Director Compensation Arrangements
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)                                  Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 11, 2005.

(2)                                  Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on March 16, 2005.

* Filed herewith