Form 10-Q
period 2005-06-30
NeuroMetrix, Inc.
filed 2005-08-11
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

12,174,060 shares of common stock, par value $0.0001 per share, were outstanding as of August 8, 2005

NEUROMETRIX, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets (unaudited) as of June 30, 2005 and December 31, 2004

Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004

Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004

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

Signatures

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$2,768,020	$1,936,241
Short-term investments	23,986,984	18,574,593
Accounts receivable, net of allowance for doubtful accounts of $335,000 and $300,000 at June 30, 2005 and December 31, 2004, respectively	3,723,965	3,126,565
Inventory	2,018,127	1,284,261
Prepaid expenses and other current assets	658,741	672,970
Current portion of deferred costs	172,702	140,719
Total current assets	33,328,539	25,735,349

Restricted cash	1,897,200	1,897,200
Long-term investments	2,834,706	9,497,158
Fixed assets, net	793,516	679,359
Deferred costs	181,682	143,462
Total assets	$39,035,643	$37,952,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,493,983	$899,291
Accrued expenses	876,945	593,420
Accrued compensation	1,550,121	1,343,206
Current portion of deferred revenue	546,150	399,468
Total current liabilities	4,467,199	3,235,385

Deferred revenue	640,145	471,734
Other long-term liabilities	160,000	189,091
Total liabilities	5,267,344	3,896,210

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,169,495 and 12,034,650 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	1,217	1,203
Additional paid-in capital	92,478,913	92,278,379
Deferred compensation	(597,195)	(745,086)
Accumulated deficit	(58,114,636)	(57,478,178)
Total stockholders’ equity	33,768,299	34,056,318
Total liabilities and stockholders’ equity	$39,035,643	$37,952,528

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Revenues:
Diagnostic device	$960,513	$553,810	$1,772,913	$887,917
Biosensor	7,106,993	3,742,205	13,084,357	6,438,365
Total revenues	8,067,506	4,296,015	14,857,270	7,326,282

Cost of revenues	2,090,064	1,170,423	3,907,789	1,997,630
Gross margin	5,977,442	3,125,592	10,949,481	5,328,652

Operating expenses:
Research and development	1,029,070	841,462	1,933,274	1,491,879
Sales and marketing	3,494,499	2,261,939	6,739,150	3,596,549
General and administrative	1,678,480	1,186,412	3,272,520	2,040,952
Total operating expenses	6,202,049	4,289,813	11,944,944	7,129,380

Loss from operations	(224,607)	(1,164,221)	(995,463)	(1,800,728)

Interest income	184,667	13,613	361,047	18,537
Interest expense	(204)	(145,319)	(2,042)	(293,730)

Net loss	(40,144)	(1,295,927)	(636,458)	(2,075,921)

Accretion of redeemable convertible preferred stock	—	(661,005)	—	(1,195,427)
Deemed dividend on redeemable convertible preferred stock	—	—	—	(787,885)
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	—	(7,050,771)

Net loss attributable to common stockholders	$(40,144)	$(1,956,932)	$(636,458)	$(11,110,004)

Net loss per common share (basic and diluted)	$(0.00)	$(1.85)	$(0.05)	$(10.59)

Weighted average shares used to compute basic and diluted net loss per common share	12,085,448	1,055,993	12,064,393	1,049,492

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flow for operating activities:
Net loss	$(636,458)	$(2,075,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131,052	88,272
Compensation expense associated with stock options	147,891	810,279
Accrued payments on long-term debt	—	55,000
Accretion of debt issuance discount	—	75,000
Amortization of premium on investments	249,417	—
Changes in operating assets and liabilities:
Accounts receivable	(597,400)	(917,387)
Inventory	(733,866)	(18,249)
Prepaid expenses and other current assets	14,229	(137,215)
Accounts payable	594,692	321,484
Accrued expenses and compensation	490,440	300,116
Other long-term liabilities	(29,091)	30,909
Deferred revenue and costs	244,890	102,990
Net cash used in operating activities	(124,204)	(1,364,722)

Cash flows for investing activities:
Purchases of investments	(7,433,535)	—
Maturities of investments	8,434,179	—
Purchases of fixed assets	(245,209)	(248,070)
Net cash provided by (used in) investing activities	755,435	(248,070)

Cash flows from financing activities:
Proceeds from exercise of stock options	73,285	32,473
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,553,484
Proceeds from issuance of common stock under employee stock purchase plan	127,263	—
Payment of deferred financing costs	—	(87,657)
Repayments of long-term debt	—	(207,323)
Net cash provided by financing activities	200,548	10,290,977

Net increase in cash and cash equivalents	831,779	8,678,185
Cash and cash equivalents, beginning of period	1,936,241	1,622,516
Cash and cash equivalents, end of period	$2,768,020	$10,300,701

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,042	$159,479
Accretion of redeemable convertible preferred stock	$—	$1,195,427
Deemed dividend on redeemable convertible preferred stock	$—	$787,885
Beneficial conversion feature associated with redeemable convertible preferred stock	$—	$7,050,771

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

On July 27, 2004, upon completion of the Company’s IPO, all shares of the Company’s redeemable convertible preferred stock outstanding on that date converted into 7,488,758 shares of common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase 100,000 shares of common stock.  This warrant was exercised in full on June 13, 2005.

The accompanying unaudited balance sheet as of June 30, 2005 and unaudited statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the unaudited statements of cash flows for the six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

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

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 148 Accounting for Stock-Based Compensation – Transition and Disclosure.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements and expects there to be a material impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged.  Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance.  The provisions of this Statement are effective for nonmonetary asset exchanges beginning after June 15, 2005.  The adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 Accounting for Changes and Error Correction, a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods after December 15, 2005.  The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

2. Accounting for Stock-Based Compensation

Employee stock awards granted under the Company’s compensation plans are accounted for in accordance with APB 25 and related interpretations. The Company has not adopted the fair value method of accounting for stock-based compensation prescribed by SFAS 123. Accordingly, compensation expense is recorded for options issued to employees to the extent that the fair value of the Company’s common stock exceeds the exercise price of the option at the date granted and all other criteria for fixed accounting have been met. All stock-based awards granted to non-employees are accounted for at their fair value and the resulting compensation expense is generally recognized over the period of service.

If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net loss attributable to common stockholders, as reported	$(40,144)	$(1,956,932)	$(636,458)	$(11,110,004)
Add employee stock-based compensation expense included as reported net loss attributable to common stockholders	71,916	765,659	147,891	810,279
Less employee stock-based compensation expense determined under fair value method	(350,630)	(909,862)	(679,663)	(964,003)
Net loss attributable to common stockholders – pro forma	(318,858)	(2,101,135)	(1,168,230)	(11,263,728)
Net loss per common share (basic and diluted):
As reported	$(0.00)	$(1.85)	$(0.05)	$(10.59)
Pro forma	$(0.03)	$(1.99)	$(0.10)	$(10.73)

Prior to the July 2004 IPO, the Company established the fair value of common stock by reference to the previously issued redeemable convertible preferred stock and by reference to an expected IPO price. The Company has estimated the fair value of its granted stock options by applying the following weighted average assumptions:

	Three Months Ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30,2004

Risk-free interest rate	3.5%-4.1%	3.9%	3.5%-4.3%	3.1%-3.9%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	63.7%	65.0%	60.0%	65.0%
Weighted average fair value of options granted	$7.56	$7.03	$5.51	$7.05

Prior to May 13, 2004, the Company applied the minimum value method and did not consider expected volatility of the underlying stock.  Subsequent to this date, the Company has computed volatility based on the actual performance of the stock.

The Company amortizes employee stock compensation on a straight-line basis over the applicable vesting period, generally four years.

Since options vest over several years and additional option grants are expected to be made in future years, the effects of applying the fair value method are expected to be material to reported net income or loss in future years.

3. Earnings (Loss) Per Common Share

The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and the weighted average conversion of the redeemable convertible preferred stock into shares of common stock (using the if-converted method).

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three and Six Months Ended
	June 30, 2005	June 30, 2004

Options outstanding	1,278,780	1,018,396
Warrants outstanding	—	100,000
Redeemable convertible preferred stock	—	7,488,758

4.     Inventory

Inventory consists of the following:

	June 30, 2005	December 31, 2004

Purchased components	$396,411	$293,263
Finished goods	1,621,716	990,998
Total inventory	$2,018,127	$1,284,261

5.      Other Balance Sheet Items

Accrued expenses consist of the following:

	June 30, 2005	December 31, 2004

Professional services	$215,871	$164,701
Other	661,074	428,719
	$876,945	$593,420

Product Warranty Costs

Estimated product warranty costs are accrued at the time of sale and are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information including past experience, user error, variability in physiology and anatomy of customers’ patients, product failure rates, number of units repaired and estimated cost of material and labor. The Company’s accrued warranty liability is included in accrued expenses in the accompanying balance sheets.

The following is a rollforward of the Company’s accrued warranty liability for the three and six month periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30,2004

Balance at beginning of period	$64,182	$30,283	$59,876	22,151
Accrual for warranties	79,622	45,570	139,316	81,301
Settlements made	(72,451)	(37,092)	(127,839)	(64,691)
Balance at end of period	$71,353	$38,761	$71,353	$38,761

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

From our inception until May 1999, we had devoted substantially all of our efforts to designing and developing the NC-stat System and other potential products, raising capital and recruiting personnel. We believe that one of our strengths is our ability to develop and commercialize innovative products for neurological applications. In May 1999, we shipped our first NC-stat System. At that time we sold one type of biosensor, for the testing of the median motor nerve. In 2000, we introduced an additional biosensor for the testing of the ulnar motor nerve. In 2002, we introduced our second-generation NC-stat System, as well as two additional biosensors. In 2003, we added to our product line two biosensors with higher functionality that have the ability to test both motor and sensory nerves. In 2004, we introduced two new NC-stat biosensors as well as components for the NC-stat monitor to utilize these new biosensors. The first new biosensor is used to test the ulnar nerve at the elbow and the second to test the sural nerve. In the first six months of 2005, our revenues grew 102.8% from the same period in 2004, generating $14.9 million in revenues, of which 88.1% was attributable to sales of NC-stat biosensors. Our gross margin percentage in the first six months of 2005 was 73.7%.

We derive our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physician practice groups. Our NC-stat biosensors are disposable products that are used once and inactivated after use. The NC-stat monitor is an electronic instrument that is used with the NC-stat biosensors to perform nerve conduction studies for the purpose of diagnosing neuropathies. The NC-stat monitor displays the pertinent results of nerve conduction studies on an LCD screen immediately at the conclusion of each study. The NC-stat docking station is an optional device that is used to transmit to the onCall Information System data generated by the nerve conduction study performed with the NC-stat monitor. The onCall Information System formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail.

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

Reimbursement from third-party payers is an important element of success for medical products companies.  Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers.  As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from third-party payers regarding the professional requirements for performing nerve conduction studies in general. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have increased our sales force to 30 regional sales managers as of June 30, 2005 and plan to more modestly increase our sales force (as compared with the last two quarters during which time we added 8 regional sales managers) and plan to increase our total headcount for the balance of 2005 and participate in various industry conferences in order to accelerate the market awareness and adoption of our products.  These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We are focused on monitoring our business as it grows and appropriately acquiring and allocating resources to address these issues, with a goal of achieving and sustaining profitability.

In March 2005, we entered into an education and development program agreement with Eli Lilly and Company (“Lilly”). Through this agreement, our Company and Lilly expect to conduct a broad series of up to 84 educational and development programs across the country during 2005 and 2006. The focus of each program is on educating physicians regarding the treatment and diagnosis of diabetic peripheral neuropathy (“DPN”), nerve conduction studies, our NC-stat System and its application in DPN and the benefits to physicians and patients of using the NC-stat System.  During the second quarter of 2005, the first series of programs were conducted as originally planned.  Lilly has a significant presence in the diabetes market, including drugs targeted at DPN.  Lilly has a drug known as Cymbalta approved by the Food and Drug Administration (“FDA”) for the treatment of pain associated with DPN and they have a drug known as ruboxistaurin (or Arxxant) that is in a Phase III clinical trial for the treatment of the underlying disease state in patients with DPN.  On August 2, 2005, Lilly announced that it completed two Phase III trials to determine the effect of ruboxistaurin on treatment of sensory symptoms associated with DPN.  Lilly announced that, in these studies, statistical comparison of the change in sensory symptom scores between the placebo and ruboxistaurin-treated groups did not demonstrate significant differences and did not meet the studies’ primary endpoints and, consequently, do not support a new drug application filing.  However, Lilly also announced that it was continuing an ongoing, three-year, placebo-controlled trial evaluating ruboxistaurin for the treatment of nerve dysfunction of DPN, scheduled to complete in 2007.  For this three-year trial, change in a composite of objective nerve function measures, including nerve conduction studies, is the primary outcome.  As a result of these developments, we will be discussing with Lilly our plans with regard to the series of educational and development programs that we were to jointly conduct with Lilly.  We cannot assure you that these programs will continue as originally scheduled or at all.

Since our inception in 1996, we have incurred losses every quarter. We incurred net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003, $4.3 million in 2004 and $0.6 million in the first six months of 2005. We do not know whether or when we will become profitable. As of June 30, 2005, we had an accumulated deficit of approximately $58.1 million. We have financed our operations through the public and private placement of equity securities and through debt facilities including a line of credit. As of June 30, 2005, we had received net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock and $24.0 million in net proceeds from our initial public offering (“IPO”).

Our financial objective is to achieve and sustain profitable growth. Our efforts in 2005 will continue to focus primarily on expanding our sales and marketing for the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration.  During the first six months of 2005 we increased our direct sales force to 30 regional sales managers and we expect to hire four direct sales representatives who will primarily be involved with customer training and assisting regional sales managers.   We are also currently evaluating potential additional expansion of the sales force.  During the first six months of 2005 we continued efforts on improvements to our biosensors, on the development of new biosensors and on the development of a third generation monitor and docking station. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of achieving profitability.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Diagnostic device	11.9%	12.9%	11.9%	12.1%
Biosensor	88.1	87.1	88.1	87.9
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	25.9	27.2	26.3	27.3

Gross margins	74.1	72.8	73.7	72.7

Operating expenses:
Research and development	12.8	19.6	13.0	20.4
Sales and marketing	43.3	52.7	45.4	49.1
General and administrative	20.8	27.6	22.0	27.9
Total operating expenses	76.9	99.9	80.4	97.3
Loss from operations	-2.8	-27.1	-6.7	-24.6
Interest income (expense), net	2.3	-3.1	2.4	-3.7

Net Loss	-0.5%	-30.2%	-4.3%	-28.3%

Comparison of Three Months Ended June 30, 2005 and June 30, 2004

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2005	2004	Change	% Change

Customers	2,696	1,924	772	40.1%

	Three Months Ended June 30,
	2005	2004	Change	% Change

Biosensor units used	173,100	81,500	91,600	112.4

($ in thousands)
Revenues:
Diagnostic device	$960.5	$553.8	$406.7	73.4
Biosensor	7,107.0	3,742.2	3,364.8	89.9
Total revenues	$8,067.5	$4,296.0	$3,771.5	87.8%

Diagnostic device revenues were $960,500 and $553,800 for the three months ended June 30, 2005 and June 30, 2004, respectively, representing a year-over-year increase of $406,700, or 73.4%. Of this increase, approximately $265,100 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System, an increase in the number of active customer accounts and increased usage per customer account.  In addition, approximately $141,600 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $3,500 to $4,000 effective January 1, 2005, which resulted in a higher average selling price during the three months ended June 30, 2005 as compared to the same period in 2004. Diagnostic device revenues accounted for 11.9% and 12.9% of our total revenues for the three months ended June 30, 2005 and June 30, 2004, respectively.

Biosensor revenues were $7.1 million and $3.7 million for the three months ended June 30, 2005 and June 30, 2004, respectively, representing a year-over-year increase of $3.4 million, or 89.9%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Biosensor revenues accounted for 88.1% and 87.1% of our total revenues for the three months ended June 30, 2005 and June 30, 2004, respectively.

Our customers used 173,100 biosensor units in the three months ended June 30, 2005, compared to 81,500 units for the same period in 2004, an increase of 91,600 units, or 112.4%.  This increase in biosensor usage is primarily the result of the increase in the customer base, increased usage by customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Our customers used approximately 18,000 sural biosensors in the second quarter of 2005.  The sural biosensor is an important additional biosensor for our customers’ use of the NC-stat System for low back pain and DPN and we believe that its introduction is contributing to the growth in biosensor usage for these clinical indications.

Our total revenues were $8.1 million and $4.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively, representing a year-over-year increase of $3.8 million, or 87.8%. During the 12-month period ending June 30, 2005, a total of 2,696 customers used our NC-stat System compared to 1,924 customers for the same period ending June 30, 2004. This represents a 40.1% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2005 as a result of the recent expansion of our sales force, which grew from 22 regional sales managers as of December 31, 2004 to 30 regional sales managers at the end of the second quarter of 2005, an increase in the number of active customer accounts and increased usage per customer account.  However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy and competitive factors.  In addition, we may experience seasonality in the third quarter of 2005 due to fewer patient visits and fewer physician working days during the summer months.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Three Months Ended June 30,
($ in thousands)	2005	2004	Change	% Change
Cost of revenues:
Diagnostic device	$259.8	$189.3	$70.5	37.2%
Biosensor	1,830.3	981.1	849.2	86.6
Total costs of revenues	2,090.1	1,170.4	919.7	78.6

Gross margin:
Diagnostic device	700.7	364.5	336.2	92.2
Biosensor	5,276.7	2,761.1	2,515.6	91.1
Total gross margin	5,977.4	3,125.6	2,851.8	91.2

Gross margin %:
Diagnostic device	73.0%	65.8%
Biosensor	74.2	73.8
Total gross margin %	74.1	72.8

Operating expenses:
Research and development (1)	1,029.1	841.5	187.6	22.3
Sales and marketing (1)	3,494.5	2,261.9	1,232.6	54.5
General and administrative (1)	1,678.5	1,186.4	492.1	41.5
Total operating expenses	6,202.0	4,289.8	1,912.2	44.6
Loss from operations	(224.6)	(1,164.2)	939.6	-80.7
Interest income	184.7	13.6	171.1	1,258.1
Interest expense	(0.2)	(145.3)	(145.1)	-99.9
Net loss	(40.1)	(1,295.9)	1,255.8	-96.9
Accretion of dividend on preferred stock	—	(661.0)	661.0	—

Net loss available to common stockholders	$(40.1)	$(1,956.9)	$1,916.8	-98.0

(1)           Includes non-cash stock-based compensation of:

Research and development	$19.2	$190.5
Sales and marketing	33.5	253.7
General and administrative	19.3	321.5
Total non-cash stock based compensation	$71.9	$765.7

Gross Margin

Diagnostic device gross margin percentage was 73.0% and 65.8% for the three months ended June 30, 2005 and June 30, 2004, respectively. The increase in the gross margin percentage in the second quarter of 2005 compared to the same period in 2004 is primarily attributable to an increase in the list price of our NC-stat System from $3,500 to $4,000 effective January 1, 2005.

Biosensor gross margin percentage increased to 74.2% for the three months ended June 30, 2005 from 73.8% for the same period in 2004.  The small increase in biosensor gross margin percentage is primarily due to manufacturing cost reductions realized for several of our biosensors, offset in part by a change in the mix of biosensors resulting from the introduction of new biosensors in the second half of 2004 which have modestly lower gross margins.

Our overall gross margin percentage was 74.1% for the three months ended June 30, 2005 compared to 72.8% for the same period in 2004.  At the beginning of 2005, we raised the list price of our diagnostic devices. The list price increase should continue to result in a higher diagnostic device gross margin percentage in 2005 when compared to 2004. We anticipate our overall gross margin percentage will remain relatively consistent for the remainder of 2005.  However, if sales volumes do not increase, if the mix of sales shifts further toward lower margin biosensors, if pricing pressures increase or if the cost of biosensors and diagnostic devices through our third-party manufacturers increases, then gross margin may be negatively impacted in future quarters.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $187,600, or 22.3%, to $1.0 million for the three months ended June 30, 2005 from $841,500 for the same period in 2004. As a percentage of revenues, R&D expenses were 12.8% and 19.6% for the three months ended June 30, 2005 and June 30, 2004, respectively. The increase in expenses was primarily due to an increase of $129,000 in employee compensation and benefit costs resulting from the hiring of additional employees in our R&D department, an increase of $112,000 in outside consulting costs and an increase of $92,700 in clinical development costs.  These increases are primarily related to efforts expended on the development of a third generation monitor and docking station and improvements to our existing biosensors and the development of new biosensors.  The increases are offset in part by a decrease of $171,300 in stock-based compensation expense related to employee stock options.

For the remainder of 2005, we expect our spending on R&D will increase due to the hiring of several additional employees to support product development efforts and due to increased clinical study costs. We expect R&D expenses, as a percentage of total revenues, to continue to decrease slightly. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

Sales and Marketing

Sales and marketing expenses increased $1.2 million, or 54.5%, to $3.5 million for the three months ended June 30, 2005 from $2.3 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 43.3% and 52.7% for the three months ended June 30, 2005 and June 30, 2004, respectively. The change in expenses was primarily due to an increase of $1.0 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers.  This increase is due to the expansion of the sales force and higher revenues in the second quarter of 2005 as compared to the second quarter of 2004.   Also contributing to the change in expenses was an increase of $237,700 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the second quarter of 2005, and an increase of $49,000 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $123,400 in costs for trade shows, advertising and promotional materials as we have increased our presence at tradeshows and developed new promotional materials.  The increases are offset in part by a decrease of $220,200 in stock-based compensation expense related to employee stock options.

We have increased the number of our regional sales managers to 30 as of the end of the second quarter of 2005 and expect to hire several additional sales and marketing personnel during the remainder of 2005, including four sales representatives who will primarily be involved with customer training and assisting regional sales managers. For 2005, we expect sales and marketing expenses, as a percentage of total revenues, to remain relatively consistent with the level for the second quarter of 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $492,100, or 41.5%, to $1.7 million for the three months ended June 30, 2005 from $1.2 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 20.8% and 27.6% for the three months ended June 30, 2005 and June 30, 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $272,600 due to the expansion of staff and increases in employee compensation; (b) an increase of $162,400 in our insurance costs, primarily relating to increases in director and officer insurance premiums as a result of the transition to a publicly-traded company; (c) an increase of $128,300 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company; (d) an increase of $48,500 in credit card and bank transaction fees related to customer sales and (e) an increase in recruiting costs of $31,300 associated with new hires.  The increases are offset in part by a decrease of $302,200 in stock-based compensation expense related to employee stock options.  We expect our general and administrative expenses to increase during the remainder of 2005 as a result of our expected growth and the additional requirements that we will need to fulfill as a publicly-traded company.  These requirements include the provisions of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder, regarding internal control over financial reporting which will begin to apply to us as of December 31, 2005.  Total general and administrative expenses, as a percentage of total revenues, may increase in the second half of 2005 due to costs incurred in connection with Sarbanes Oxley compliance efforts. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

Interest Income

Interest income was $184,700 and $13,600 during the three months ended June 30, 2005 and June 30, 2004, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments.  Interest income increased during the three months ended June 30, 2005 compared to the same period in 2004 because of the investment of the proceeds from the IPO, which was completed in the third quarter of 2004. We expect interest income to be relatively unchanged for the remaining quarters of 2005 compared with the second quarter of 2005.

Interest Expense

Interest expense was $200 and $145,300 during the three months ended June 30, 2005 and June 30, 2004, respectively, representing a decrease of $145,100. The decrease in interest expense was due to the payment in the third quarter of 2004 of the outstanding balance of $3.0 million under the line of credit with Lighthouse Capital Partners using a portion of the proceeds from the initial public offering.

Comparison of Six Months Ended June 30, 2005 and June 30, 2004

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2005	2004	Change	% Change

Customers	2,696	1,924	772	40.1%

	Six Months Ended June 30,
	2005	2004	Change	% Change

Biosensor units used	310,700	151,800	158,900	104.7

($ in thousands)
Revenues:
Diagnostic device	$1,772.9	$887.9	$885.0	99.7
Biosensor	13,084.4	6,438.4	6,646.0	103.2
Total revenues	$14,857.3	$7,326.3	$7,531.0	102.8%

Diagnostic device revenues were $1.8 million and $887,900 for the six months ended June 30, 2005 and June 30, 2004, respectively, representing a year-over-year increase of $885,000, or 99.7%. Of this increase, approximately $571,300 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System.  In addition, approximately $313,700 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $3,500 to $4,000 effective January 1, 2005, which resulted in a higher average selling price during the six months ended June 30, 2005 as compared to the same period in 2004. Diagnostic device revenues accounted for 11.9% and 12.1% of our total revenues for the six months ended June 30, 2005 and June 30, 2004, respectively.

Biosensor revenues were $13.1 million and $6.4 million for the six months ended June 30, 2005 and June 30, 2004, respectively, representing a year-over-year increase of $6.6 million, or 103.2%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Biosensor revenues accounted for 88.1% and 87.9% of our total revenues for the six months ended June 30, 2005 and June 30, 2004, respectively.

Our customers used 310,700 biosensor units in the six months ended June 30, 2005, compared to 151,800 units for the same period in 2004, an increase of 158,900 units, or 104.7%.  This increase in biosensor usage is primarily the result of the increase in the customer base, increased usage by customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Our customers used approximately 28,000 sural biosensors in the first six months of 2005.

Our total revenues were $14.9 million and $7.3 million for the six months ended June 30, 2005 and June 30, 2004 respectively, representing a year-over-year increase of $7.6 million, or 102.8%. During the 12-month period ending June 30, 2005, a total of 2,696 customers used our NC-stat System compared to 1,924 customers for the same period ending June 30, 2004. This represents a 40.1% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Six Months Ended June 30,
($ in thousands)	2005	2004	Change	% Change

Cost of revenues:
Diagnostic device	$478.9	$322.0	$156.9	48.7%
Biosensor	3,428.9	1,675.6	1,753.3	104.6
Total costs of revenues	3,907.8	1,997.6	1,910.2	95.6

Gross margin:
Diagnostic device	1,294.0	566.0	728.0	128.6
Biosensor	9,655.5	4,762.7	4,892.8	102.7
Total gross margin	10,949.5	5,328.7	5,620.8	105.5

Gross margin %:
Diagnostic device	73.0%	63.7%
Biosensor	73.8	74.0
Total gross margin %	73.7	72.7

Operating expenses:
Research and development (1)	1,933.3	1,491.9	441.4	29.6
Sales and marketing (1)	6,739.1	3,596.5	3,142.6	87.4
General and administrative (1)	3,272.5	2,041.0	1,231.5	60.3
Total operating expenses	11,944.9	7,129.4	4,815.5	67.5
Loss from operations	(995.5)	(1,800.7)	805.2	-44.7
Interest income	361.0	18.5	342.5	1,851.4
Interest expense	(2.0)	(293.7)	291.7	-99.3
Net loss	(636.5)	(2,075.9)	1,439.4	-69.3
Accretion of dividend on preferred stock	—	(1,195.4)	1,195.4	—
Deemed dividend on redeemable convertible preferred stock	—	(787.9)	787.9	—
Beneficial conversion feature	—	(7,050.8)	7,050.8	—

Net loss available to common stockholders	$(636.5)	$(11,110.0)	$10,473.5	-94.3

(1)           Includes non-cash stock-based compensation of:

Research and development	$39.0	$206.3
Sales and marketing	69.8	271.1
General and administrative	39.1	332.9
Total non-cash stock based compensation	$147.9	$810.3

Gross Margin

Diagnostic device gross margin percentage was 73.0% and 63.7% for the six months ended June 30, 2005 and June 30, 2004, respectively. The increase in the gross margin percentage in the first six months of 2005 compared to the same period in 2004 is primarily attributable to an increase in the list price of our NC-stat System from $3,500 to $4,000 effective January 1, 2005.

Biosensor gross margin percentage decreased to 73.8% for the six months ended June 30, 2005 from 74.0% for the same period in 2004.

Our overall gross margin percentage was 73.7% for the six months ended June 30, 2005 compared to 72.7% for the same period in 2004.

Research and Development

R&D expenses increased $441,400, or 29.6%, to $1.9 million for the six months ended June 30, 2005 from $1.5 million for the same period in 2004. As a percentage of revenues, R&D expenses were 13.0% and 20.4% for the six months ended June 30, 2005 and June 30, 2004, respectively. The increase in expenses was primarily due to an increase of $267,900 in employee compensation and benefit costs resulting from the hiring of additional employees in our R&D department, an increase of $195,600 in outside consulting costs, an increase of $78,000 in clinical development costs and an increase of $49,100 in recruiting costs associated with new hires.  These increases are primarily related to efforts expended on the development of a third generation monitor and docking station and on new biosensors and improvements to existing biosensors.   These increases were offset in part by a decrease in stock-based compensation expense of $167,200 related to employee stock options.

Sales and Marketing

Sales and marketing expenses increased $3.1 million, or 87.4%, to $6.7 million for the six months ended June 30, 2005 from $3.6 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 45.4% and 49.1% for the six months ended June 30, 2005 and June 30, 2004, respectively. The change in expenses was primarily due to an increase of $2.1 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers.  This increase is due to the expansion of the sales force and higher revenues in the first six months of 2005 as compared to the first six months of 2004.   Also contributing to the change in expenses was an increase of $713,300 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the first six months of 2005, and an increase of $249,700 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $225,200 in costs for trade shows, advertising and promotional materials as we have increased our presence at tradeshows and developed new promotional materials.  These increases were offset in part by a decrease in stock-based compensation expense of $201,300 related to employee stock options.

General and Administrative

General and administrative expenses increased $1.2 million, or 60.3%, to $3.3 million for the six months ended June 30, 2005 from $2.0 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 22.0% and 27.9% for the six months ended June 30, 2005 and June 30, 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $527,000 due to the expansion of staff and salary increases and increases in incentive compensation; (b) an increase of $304,500 in our insurance costs, primarily relating to increases in director and officer insurance premiums as a result of the transition to a publicly-traded company; (c) an increase of $269,900 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company; (d) an increase of $101,400 in franchise taxes and other fees; and (e) an increase in recruiting costs of $64,700 associated with new hires.  These increases were offset in part by a decrease in stock-based compensation expense of $293,900 related to employee stock options.

Interest Income

Interest income was $361,000 and $18,500 during the six months ended June 30, 2005 and June 30, 2004, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments.  Interest income increased during the six months ended June 30, 2005 compared to the same period in 2004 because of the investment of the proceeds from the IPO, which was completed in the third quarter of 2004, and from the proceeds of the sale of preferred stock in March 2004.

Interest Expense

Interest expense was $2,000 and $293,700 during the six months ended June 30, 2005 and June 30, 2004, respectively, representing a decrease of $291,700. The decrease in interest expense was due to the payment in the third quarter of 2004 of the outstanding balance of $3.0 million under the line of credit with Lighthouse Capital Partners using a portion of the proceeds from the initial public offering.

Deemed Dividend and Beneficial Conversion Feature on Redeemable Convertible Preferred Stock

In the first six months of 2004, we recorded a $787,900 deemed dividend as a result of the March 2004 Series E-1 redeemable convertible preferred stock financing. The deemed dividend resulted from an adjustment to the conversion ratios pursuant to the anti-dilution protection provisions associated with the Series D redeemable convertible preferred stock. We also recorded a charge of $7.1 million for a beneficial conversion feature associated with the Series E-1 redeemable convertible preferred stock issued in March 2004. There was no deemed dividend or beneficial conversion charge in the first six months of 2005.  All issued and outstanding shares of preferred stock were converted into shares of common stock in connection with the IPO.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents, short-term investments and long-term investments. As of June 30, 2005, the weighted average maturity of our short and long term investments was 220 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our disposable biosensors and diagnostic devices, as well as our ability to manage our operating costs, capital investments and working capital. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

($ in thousands)	June 30, 2005	December 31, 2004	Change	% Change

Cash and cash equivalents	$2,768	$1,936
Short-term investments	23,987	18,575
Long-term investments	2,835	9,497
Total cash, cash equivalents, short-term investments and long-term investments	$29,590	$30,008	$(418)	-1.4%

During the first six months of 2005, our cash and cash equivalents, short-term investments and long-term investments decreased $418,000 primarily due to the net loss of $636,500 (offset in part by non-cash charges of $528,400) and an aggregate increase in accounts receivable and inventories of $1.3 million and the purchase of $245,000 in fixed assets, offset by an increase in current liabilities of $1.1 million, primarily accounts payable and accrued expenses, and $200,000 in proceeds received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2004 and the three months ended June 30, 2005 and June 30, 2004:

	Year Ended December 31,	Three Months Ended June 30,
	2004	2005	2004

Days’ sales outstanding (days)	50	40	50
Inventory turnover rate (times per year)	4.1	4.8	3.9

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At June 30, 2005, our DSO was at 40 days, a decrease of 10 days as compared to December 31, 2004. This decrease in DSO resulted from increasing revenues and a decrease in the percentage of accounts receivable balances more than 90 days past due. This decrease in the percentage of accounts receivable balances more than 90 days past due was primarily due to more aggressive management of collections and the significant revenue growth in the three months ended June 30, 2005 relative to the more modest increase in our accounts receivable balances during the three months ended June 30, 2005. We continue to focus our efforts on reducing our accounts receivable balances over 90 days past due.  Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the three months ended June 30, 2005 was 4.8 times, compared with 4.1 times for the year ended December 31, 2004. The increase in the inventory turnover rate for the three months June 30, 2005 as compared to the year ended December 31, 2004 was primarily due to the effective management of inventory levels of biosensors.  We are monitoring our inventories closely, especially as it pertains to the mix of different biosensors sold, and the sales volumes of new biosensors launched in 2004.  We expect to increase our inventory levels through the balance of 2005 with a target of maintaining at least three months worth of inventory in our facility in Waltham, MA.  This may have the effect of decreasing our inventory turnover rate.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(124.2)	$(1,364.7)
Net cash provided by (used in) investing activities	755.4	(248.1)
Net cash provided by financing activities	200.5	10,291

Cash used in operating activities was approximately $124,200 in the first six months of 2005 compared with $1.4 million in the first six months of 2004. The net loss of $636,500 and the increases of $597,400 in accounts receivable and $733,900 in inventories were offset by increases in accounts payable and accrued expenses of $594,700 and $490,400, respectively, in the first six months of 2005.   The increase in accounts payable was due primarily to an increase in amounts owed to one of the Company’s outsourced manufacturers and is also attributable to the growth in the business.  The net loss in the first six months of 2004 was $2.1 million and cash used for operating assets and liabilities in the first six months of 2004 totaled $0.6 million, including increases in accounts receivable and prepaid expenses.

Cash provided by investing activities was $755,400 in the first six months of 2005, compared with cash used in investing activities of $248,100 in the first six months of 2004.  In the first six months of 2005, there were net maturities of investments in the amount of approximately $1.0 million, which was primarily reinvested in cash equivalents.  In the first six months of 2005 and 2004 cash was used for the purchase of fixed assets in the amount of $245,200 and $248,100, respectively, primarily representing leasehold improvements and tooling equipment for new products in 2005 and tooling and computer equipment in 2004.

Cash provided by financing activities was $200,500 and $10.3 million in the first six months of 2005 and 2004, respectively. The cash from financing activities in the first six months of 2004 was generated from the issuance of preferred stock in a private placement with net proceeds of $10.6 million, offset by payments on long-term debt of $207,300.  Cash provided by financing activities in the first six months of 2005 represents the proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options.

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

During the remainder of 2005, we will be continuing to expend funds in connection with our efforts to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors and the development of a third generation monitor and docking station. In connection with the development efforts on a third generation monitor and docking station, we expect to incur increased capital expenditures over the next two quarters for tooling costs. We also plan to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments and long-term investments will be adequate to finance our ongoing operations for at least twenty four months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements

As of June 30, 2005, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and SFAS 148 Accounting for Stock-Based Compensation — Transition and Disclosure.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements and expects there to be a material impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged.  Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance.  The provisions of this Statement are effective for nonmonetary asset exchanges beginning after June 15, 2005.  The adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company’s financial position or results of operations

In May 2005, the FASB issued SFAS 154 Accounting for Changes and Error Correction, a Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle.  SFAS 154 also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  The provisions of this Statement are effective for accounting changes and corrections of errors made in fiscal periods after December 15, 2005.  The adoption of SFAS 154 is not expected to have a material impact on the Company’s financial position or results of operations.

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

Since our inception in 1996, we have incurred losses every quarter. We began commercial sales of our products in May 1999 and we have yet to demonstrate that we can generate sufficient sales of our products to become profitable. The extent of our future operating losses and the timing of profitability are highly uncertain, and we may never achieve or sustain profitability. We have incurred significant net losses since our inception, including net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003, $4.3 million for in 2004 and $0.6 million for the six months ended June 30, 2005.  At June 30, 2005, we had an accumulated deficit of approximately $58.1 million.  It is possible that we will never generate sufficient revenues from product sales to achieve profitability or to sustain profitability if achieved.

If physicians or other healthcare providers are unable to obtain sufficient reimbursement from third-party healthcare payers for procedures performed using the NC-stat System, the adoption of the NC-stat System and our future product sales will be severely harmed.

Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from third-party payers for performing nerve conduction studies using the NC-stat System or if certain changes are imposed on the professional requirements for performing nerve conduction studies and we may be required to expend substantial resources to address potential reimbursement issues with third-party payers. If physicians are unable to obtain adequate reimbursement for procedures performed using the NC-stat System, we may be unable to sell the NC-stat System and our business would suffer significantly. Additionally, even if these procedures are reimbursed by third-party payers, adverse changes in payers’ policies toward reimbursement for the procedures would harm our ability to market and sell the NC-stat System. Third-party payers include those governmental programs such as Medicare and Medicaid, workers’ compensation programs, private health insurers and other organizations. These third-party payers may deny coverage if they determine that a procedure was not reasonable or necessary, for example, if its use was not considered medically appropriate, or was experimental, or was performed for an unapproved indication. In addition, some health care systems are moving towards managed care arrangements in which they contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. These providers, in an effort to control healthcare costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. If we are pressured to lower our prices, our revenues may decline and our profitability could be harmed. The Center for Medicare and Medicaid Services, or CMS, guidelines set the reimbursement rates for procedures covered by Medicare. Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using the NC-stat System. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not reimburse physicians for performing procedures using the NC-stat System in an adequate amount, if at all. Additionally, some private payers do not follow the CMS and Medicaid guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers. Additionally, we may be required to expend substantial resources to address potential reimbursement issues with third party payers.

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

We may not be able to accurately predict the size of the market for products used to diagnose neuropathies, such as our NC-stat System. Neuropathies traditionally have been diagnosed by an NCS/nEMG procedure, performed by a neurologist or physician in a related specialty. We estimate that there are approximately two million traditional NCS/nEMG procedures performed each year in the United States; however, we anticipate that the advantages and increased availability of the NC-stat System will significantly increase the number of nerve conduction studies performed. Based on our analysis of current data, we estimate that the potential market size for the NC-stat System in the diabetes, low back pain and carpal tunnel syndrome markets in the aggregate could be as great as 9.5 million annual patient tests. This represents a more than four-fold increase in the size of the market for nerve conduction studies and is based upon a number of assumptions and estimates, which themselves may not be accurate. For example, we have assumed that all initial office visits for low back pain may represent an opportunity for use of the NC-stat System, and we have estimated that an annual testing rate of 33% for all individuals diagnosed with diabetes represents the potential addressable market in diabetes. Market size is difficult to predict, and we cannot assure you that our assumptions or estimates will prove to be correct. The industry and market data on which we have based our assumptions and estimates of future market size, which is described in our annual report on Form 10-K for the year ended December 31, 2004, may be inaccurate or incomplete, and we have not independently verified those data. If our estimate of the size of the market for our NC-stat System is incorrect, our potential revenue growth may be limited.

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

We rely on two third-party manufacturers to manufacture all of our current products. In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer. Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. Currently, we rely on a single manufacturer, Polyflex Circuits, Inc., a wholly owned subsidiary of Parlex Corporation, for the manufacture of the NC-stat biosensors, and a single manufacturer, Advanced Electronics, Inc., or AEI, for the manufacture of our NC-stat monitors and docking stations. We order all of our products from Polyflex on a purchase order basis. Because we do not have a supply agreement in place with Polyflex, Polyflex may cease manufacturing our products or increase the price it charges us for our products at any time. We are currently negotiating an agreement with Poylflex but there are no assurances that we will enter into such an agreement on favorable terms or at all.  We do have a one-year, automatically renewable contract manufacturing agreement with AEI. However, under the agreement, either party may elect not to renew the agreement upon 90 days’ written notice prior to the end of the current term. Accordingly, AEI could cease manufacturing NC-stat monitors and docking stations for us when the current term of the agreement expires in November 2005. We have not experienced any significant problems in the past with the quality or quantity of products delivered by either AEI or Polyflex. We do occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase. If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

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

We introduced the NC-stat System to the market in May 1999. We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the disposable biosensors, sales of which accounted for approximately 88.1% of our total revenues for the first six months of 2005 and 87.6% and 85.8% of our total revenues in 2004 and 2003, respectively. Our sales of these products may be negatively impacted by many factors, including:

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

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the current clinical applications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. We also are subject to numerous post-marketing regulatory requirements, including quality system regulations, which relate to the manufacturing of our products, labeling regulations and medical device reporting regulations. Our failure or either contract manufacturer’s failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:

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

Our success largely depends on the skills, experience and efforts of our officers, including Shai N. Gozani, M.D., Ph.D., our founder and President and Chief Executive Officer; Gary L. Gregory, our Chief Operating Officer; Guy Daniello, our Senior Vice President of Information Technology; Michael Williams, Ph.D., our Senior Vice President of Engineering; W. Bradford Smith, Chief Financial Officer; and our other key employees. We maintain a $5.0 million key person life insurance policy on Dr. Gozani, for which the Company is the beneficiary, but do not maintain key person life insurance policies covering any of our other employees. The loss of any of our officers or key employees could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

We are a small company with only 85 employees as of June 30, 2005, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

If we are unable to successfully expand, develop and retain our sales force and maintain our independent sales agent network, our revenues may decline, our future revenue growth may be limited and our expenses may increase.

As of June 30, 2005, we employ 30 regional sales managers and utilize a network of over 450 independent sales agents. We are highly dependent on our regional sales managers and independent sales agents to generate our revenues. We have recently significantly increased our sales force and expect to further increase our sales force during 2005, although more modestly than the recent growth in the sales force. Our ability to build and develop a strong sales force will be affected by a number of factors, including:

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

We believe that our current cash and cash equivalents together with our short-term and long-term investments and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. Our capital requirements will depend on many factors, including:

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

Sales or the expectation of sales of a substantial number of shares of our common stock in the public market could harm the market price of our common stock.  As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease the price.  Moreover, the holders of shares of our common stock, comprised of shares issued upon conversion of our preferred stock have rights, subject to various conditions and limitations, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.  Immediately following our initial public offering, these stockholders held 7,488,758 shares of our common stock that had these registration rights.  Also, shares of common stock that we may issue under our existing Amended and Restated 1998 Equity Incentive Plan, our 2004 Stock Option and Incentive Plan and 2004 Employee Stock Purchase Plan may be freely sold.  If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our common stock.  These sales also could impede our ability to raise future capital.

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

In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock.  These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company.  Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  We continue to review and document our disclosure controls and procedures, including our internal controls and controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. We expect to continue to use the net proceeds from the initial public offering for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. The aggregate price of the offering amount registered on our behalf was $27.6 million.  In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses.  None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million.  From July 21, 2004, the effective date of the registration statement, to June 30, 2005 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated $2,707,100 of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $3,144,200 of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $287,000 for the purchase of capital equipment.  The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering does not represent a material change from the description provided in our prospectus.

On June 13, 2005, we issued 63,707 shares of our common stock to Lighthouse Capital Partners IV, L.P. upon the conversion in full of a warrant to purchase up to 100,000 shares of our common stock at an exercise price of $6.00 per share.  The securities issued in the foregoing transaction were offered and sold in reliance on exemptions from registration set forth in Section 4(2) of the Securities Act or regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, and Section 3(a)(9) of the Securities Act relating to exchanges of securities.  No underwriters or placement agents were involved in the foregoing issuance.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 18, 2005, our stockholders voted as follows:

(a) To elect one member of our Board of Directors to serve as a Class I Director until the 2008 Annual Meeting of Stockholders.

Nominee	Vote “For”	Vote Withheld

William J. Laverack, Jr.	11,691,932	110,700

There were no broker non-votes or abstentions with respect to this matter. The terms in office of David E. Goodman, M.D., Charles R. LaMantia and W. Mark Lortz continued after the annual meeting.

(b) To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for the year ending December 31, 2005.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes

11,801,032	100	1,500	—

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

NEUROMETRIX, INC.

Date: August 11, 2005	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: August 11, 2005	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith