Form 10-Q
period 2005-09-30
NeuroMetrix, Inc.
filed 2005-11-10
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☐    No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

12,205,825 shares of common stock, par value $0.0001 per share, were outstanding as of November 7, 2005

NEUROMETRIX, INC.

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Balance Sheets (unaudited) as of September 30, 2005 and December 31, 2004

Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2004

Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2004

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

Signatures

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$3,303,619	$1,936,241
Short-term investments	27,519,760	18,574,593
Accounts receivable, net of allowance for doubtful accounts of $375,000 and $300,000 at September 30, 2005 and December 31, 2004, respectively	4,160,668	3,126,565
Inventory	2,123,043	1,284,261
Prepaid expenses and other current assets	519,074	672,970
Current portion of deferred costs	195,723	140,719
Total current assets	37,821,887	25,735,349

Restricted cash	1,458,600	1,897,200
Long-term investments	—	9,497,158
Fixed assets, net	789,676	679,359
Deferred costs, net of current portion	212,631	143,462
Total assets	$40,282,794	$37,952,528

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,268,054	$899,291
Accrued expenses	1,056,398	593,420
Accrued compensation	1,663,373	1,343,206
Current portion of deferred revenue	645,316	399,468
Total current liabilities	4,633,141	3,235,385

Deferred revenue, net of current portion	756,948	471,734
Other long-term liabilities	145,455	189,091
Total liabilities	5,535,544	3,896,210

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,205,700 and 12,034,650 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	1,221	1,203
Additional paid-in capital	92,584,941	92,278,379
Deferred compensation	(493,541)	(745,086)
Accumulated deficit	(57,345,371)	(57,478,178)
Total stockholders’ equity	34,747,250	34,056,318
Total liabilities and stockholders’ equity	$40,282,794	$37,952,528

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues:
Diagnostic device	$1,133,378	$614,565	$2,906,291	$1,502,482
Biosensor	7,976,058	4,204,753	21,060,415	10,643,118
Total revenues	9,109,436	4,819,318	23,966,706	12,145,600

Cost of revenues	2,317,841	1,290,243	6,225,630	3,287,873
Gross margin	6,791,595	3,529,075	17,741,076	8,857,727

Operating expenses:
Research and development	929,905	942,913	2,863,179	2,434,792
Sales and marketing	3,489,091	2,037,840	10,228,241	5,634,389
General and administrative	1,821,878	1,306,172	5,094,398	3,347,124
Total operating expenses	6,240,874	4,286,925	18,185,818	11,416,305

Income (loss) from operations	550,721	(757,850)	(444,742)	(2,558,578)

Interest income	218,544	51,629	579,591	70,166
Interest expense	—	(666,674)	(2,042)	(960,404)

Net income (loss)	769,265	(1,372,895)	132,807	(3,448,816)

Accretion of redeemable convertible preferred stock	—	(190,874)	—	(1,386,301)
Deemed dividend on redeemable convertible preferred stock	—	—	—	(787,885)
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	—	(7,050,771)

Net income (loss) attributable to common stockholders	$769,265	$(1,563,769)	$132,807	$(12,673,773)

Basic and diluted net income (loss) per common share	$0.06	$(0.18)	$0.01	$(3.46)

Weighted average shares used to compute net income (loss) per common share
Basic	12,187,835	8,819,558	12,105,992	3,660,515
Diluted	13,103,158	8,819,558	12,880,666	3,660,515

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flow for operating activities:
Net income (loss)	$132,807	$(3,448,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	180,199	167,945
Depreciation and amortization	204,033	145,219
Compensation expense associated with stock options	259,506	949,908
Accretion of debt issuance discount	—	437,778
Amortization of premium on investments	357,997	—
Changes in operating assets and liabilities:
Accounts receivable	(1,214,302)	(1,243,802)
Inventory	(838,782)	(245,525)
Prepaid expenses and other current assets	153,896	(90,823)
Accounts payable	368,763	543,876
Accrued expenses and compensation	783,145	470,049
Other long-term liabilities	(43,636)	2,728
Deferred revenue and costs	406,889	207,152
Net cash provided by (used in) operating activities	750,515	(2,104,311)

Cash flows for investing activities:
Purchases of investments	(13,310,598)	—
Maturities of investments	13,504,592	—
Release of restricted cash	438,600	—
Purchases of fixed assets	(314,350)	(503,080)
Net cash provided by (used in) investing activities	318,244	(503,080)

Cash flows from financing activities:
Proceeds from exercise of stock options	171,356	46,911
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	10,553,484
Proceeds from initial public offering, net of offering costs of $3,572,908	—	24,027,092
Proceeds from issuance of common stock under employee stock purchase plan	127,263	—
Repayments of long-term debt	—	(3,000,000)
Net cash provided by financing activities	298,619	31,627,487

Net increase in cash and cash equivalents	1,367,378	29,020,096
Cash and cash equivalents, beginning of period	1,936,241	1,622,516
Cash and cash equivalents, end of period	$3,303,619	$30,642,612

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,042	$493,752
Reclassification of deferred compensation and additional paid-in capital	$33,405	$—
Accretion of redeemable convertible preferred stock	$—	$1,386,301
Deemed dividend on redeemable convertible preferred stock	$—	$787,885
Beneficial conversion feature associated with redeemable convertible preferred stock	$—	$7,050,771

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

The accompanying unaudited balance sheet as of September 30, 2005 and unaudited statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the unaudited statements of cash flows for the nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2004 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for fiscal years ending after December 15, 2005. The interpretation did not have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and SFAS 148 Accounting for Stock-Based Compensation — Transition and Disclosure.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, the Company will adopt SFAS 123(R) and begin reflecting the stock compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. The Company is currently reviewing the effect of this statement on its financial statements and expects there to be a material impact on the Company’s results of operations.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged.  Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance.  The provisions of this Statement are effective for nonmonetary asset exchanges beginning after June 15, 2005.  The adoption of the provisions of SFAS 153 did not have a material impact on the Company’s financial position or results of operations.

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

If compensation expense for the Company’s stock-based compensation plan had been determined based on the fair value at the grant dates as calculated in accordance with SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share would approximate the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss) attributable to common stockholders, as reported	$769,265	$(1,563,769)	$132,807	$(12,673,773)
Add stock-based compensation expense reported in net income (loss) attributable to common stockholders	111,615	139,628	259,506	949,908
Less stock-based compensation expense determined under fair value method	(364,551)	(265,160)	(1,044,214)	(1,229,163)
Net income (loss) attributable to common stockholders – pro forma	516,329	(1,689,301)	(651,901)	(12,953,028)
Basic and diluted net income (loss) per common share
As reported	$.06	$(.18)	$.01	$(3.46)
Pro forma	$.04	$(.19)	$(.05)	$(3.54)

Because additional stock-based compensation grants are expected to be made each year, the above pro forma disclosures are not representative of the pro forma effect of reported net income for future years.

Prior to the July 2004 IPO, the Company established the fair value of common stock by reference to the previously issued redeemable convertible preferred stock and by reference to an expected IPO price. The Company has estimated the fair value of its granted stock options by using the Black Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Risk-free interest rate	3.7%-4.1%	3.6%	3.5%-4.3%	3.1%-3.9%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	53.6%	65.0%	58.6%	0%-65.0%
Weighted average fair value of options granted	$13.03	$5.40	$6.40	$7.01

Prior to May 13, 2004, the Company applied the minimum value method and did not consider expected volatility of the underlying stock.  Subsequent to this date, the Company has computed volatility based on the actual performance of the stock.

The Company amortizes employee stock-based compensation on a straight-line basis over the applicable vesting period, generally four years.

3. Earnings (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, Earnings Per Share.  Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and, in 2004, the weighted average conversion of the redeemable convertible preferred stock into shares of common stock (using the if-converted method).

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Basic:
Net income (loss) available to common stockholders	$769,265	$(1,563,769)	$132,807	$(12,673,773)

Weighted average shares	12,187,835	8,819,558	12,105,992	3,660,515

Basic income (loss) per common share	$.06	$(.18)	$.01	$(3.46)

Diluted:
Net income (loss) available to common stockholders	$769,265	$(1,563,769)	$132,807	$(12,673,773)

Weighted average shares	12,187,835	8,819,558	12,105,992	3,660,515
Effect of stock options	915,323	—	753,425	—
Effect of warrant	—	—	21,249	—
Weighted average shares, as adjusted	13,103,158	8,819,558	12,880,666	3,660,515

Diluted income (loss) per common share	$.06	$(.18)	$.01	$(3.46)

The following potentially dilutive common share equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Options outstanding	18,000	1,024,871	38,500	1,024,871
Warrants outstanding	—	100,000	—	100,000

4.     Inventory

Inventory consists of the following:

	September 30, 2005	December 31, 2004

Purchased components	$386,393	$293,263
Finished goods	1,736,650	990,998
Total inventory	$2,123,043	$1,284,261

5.      Other Balance Sheet Items

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004

Professional services	$200,188	$164,701
Other	856,210	428,719
	$1,056,398	$593,420

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

The following is a rollforward of the Company’s accrued warranty liability for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Balance at beginning of period	$71,353	$38,761	$59,876	$22,151
Accrual for warranties	90,522	49,135	229,838	130,436
Settlements made	(89,407)	(39,025)	(217,246)	(103,716)
Balance at end of period	$72,468	$48,871	$72,468	$48,871

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

From our inception until May 1999, we had devoted substantially all of our efforts to designing and developing the NC-stat System and other potential products, raising capital and recruiting personnel. We believe that one of our strengths is our ability to develop and commercialize innovative products for neurological applications. In May 1999, we shipped our first NC-stat System. At that time we sold one type of biosensor for the testing of the median motor nerve. In 2000, we introduced an additional biosensor for the testing of the ulnar motor nerve. In 2002, we introduced our second-generation NC-stat System, as well as two additional biosensors. In 2003, we added to our product line two biosensors with higher functionality that have the ability to test both motor and sensory nerves. In 2004, we introduced two new NC-stat biosensors as well as components for the NC-stat monitor to utilize these new biosensors. The first new biosensor is used to test the ulnar nerve at the elbow and the second to test the sural nerve. In the first nine months of 2005, our revenues grew 97.3% from the same period in 2004, generating $24.0 million in revenues, of which 87.9% was attributable to sales of NC-stat biosensors. Our gross margin percentage in the first nine months of 2005 was 74.0%.

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

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have increased our sales force to 31 regional sales managers as of September 30, 2005 and plan to add 10-15 additional regional sales managers with the hiring process planned for the first quarter of 2006.  We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products.  These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We are focused on monitoring our business as it grows and appropriately acquiring and allocating resources to address these issues, with a goal of achieving and sustaining profitability.

In March 2005, we entered into an education and development program agreement with Eli Lilly and Company (“Lilly”). Through this agreement, our Company and Lilly expect to conduct a broad series of up to 84 educational and development programs across the country during 2005 and 2006. The focus of each program is on educating physicians regarding the treatment and diagnosis of diabetic peripheral neuropathy (“DPN”), nerve conduction studies, our NC-stat System and its application in DPN and the benefits to physicians and patients of using the NC-stat System.  During the second quarter of 2005, the first series of programs were conducted as originally planned.  Lilly has a significant presence in the diabetes market, including drugs targeted at DPN.  Lilly has a drug known as Cymbalta approved by the Food and Drug Administration (“FDA”) for the treatment of pain associated with DPN and they have a drug known as ruboxistaurin (or Arxxant) that is in Phase III clinical trials for the treatment of the underlying disease state in patients with DPN.  On August 2, 2005, Lilly announced that it completed a Phase III trial to determine the effect of ruboxistaurin on treatment of sensory symptoms associated with DPN.  Lilly announced that, in this study, statistical comparison of the change in sensory symptom scores between the placebo and ruboxistaurin-treated group did not demonstrate significant differences and did not meet the studies’ primary endpoints and, consequently, do not support a new drug application filing.  However, Lilly also announced that it was continuing an ongoing, three-year, placebo-controlled trial evaluating ruboxistaurin for the treatment of nerve dysfunction of DPN, scheduled to complete in 2007.  For this three-year trial, change in a composite of objective nerve function measures, including nerve conduction studies, is the primary outcome.  As a result of these developments, we will be discussing with Lilly our plans with regard to the series of educational and development programs that we were to jointly conduct with Lilly.  We cannot assure you that these programs will resume in this timeframe or at all.

Since our inception in 1996, we have incurred losses every quarter, with the exception of the third quarter of 2005. We incurred net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003 and $4.3 million in 2004 and recorded net income of $133,000 in the first nine months of 2005. We do not know whether we will be able to sustain the profitability achieved in the first nine months of 2005. As of September 30, 2005, we had an accumulated deficit of approximately $57.3 million. Historically, we have primarily financed our operations through the public and private placement of equity securities and through debt facilities. As of September 30, 2005, we had received net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock and $24.0 million in net proceeds from our initial public offering (“IPO”).

Our financial objective is to achieve and sustain profitable growth. Our efforts in 2005 will continue to focus primarily on expanding our sales and marketing for the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration.  During the first nine months of 2005 we increased our direct sales force to 31 regional sales managers and we expect to add 10-15 additional regional sales managers with the hiring process planned for the first quarter of 2006.   During the first nine months of 2005 we continued efforts on improvements to our biosensors, on the development of new biosensors and on the development of a third generation monitor and docking station. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of achieving profitability.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Diagnostic device	12.4%	12.8%	12.1%	12.4%
Biosensor	87.6	87.2	87.9	87.6
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	25.4	26.8	26.0	27.1

Gross margins	74.6	73.2	74.0	72.9

Operating expenses:
Research and development	10.2	19.6	11.9	20.0
Sales and marketing	38.3	42.3	42.7	46.4
General and administrative	20.0	27.1	21.3	27.6
Total operating expenses	68.5	89.0	75.9	94.0
Income (loss) from operations	6.0	-15.7	-1.9	-21.1
Interest income (expense), net	2.4	-12.8	2.4	-7.3

Net income (loss)	8.4%	-28.5%	0.6%	-28.4%

Comparison of Three Months Ended September 30, 2005 and September 30, 2004

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2005	2004	Change	% Change

Customers	2,969	2,064	905	43.8%

	Three Months Ended September 30,
	2005	2004	Change	% Change

Biosensor units used	187,900	96,800	91,100	94.1%

($ in thousands)

Revenues:
Diagnostic device	$1,133.4	$614.6	$518.8	84.4
Biosensor	7,976.1	4,204.8	3,771.3	89.7
Total revenues	$9,109.4	$4,819.3	$4,290.1	89.0%

Diagnostic device revenues were $1.1 million and $614,600 for the three months ended September 30, 2005 and September 30, 2004, respectively, an increase of $518,800, or 84.4%. Of this increase, approximately $366,900 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System.  In addition, approximately $152,000 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $3,500 to $4,000 effective January 1, 2005, which resulted in a higher average selling price during the three months ended September 30, 2005 as compared to the same period in 2004. Diagnostic device revenues accounted for 12.4% and 12.8% of our total revenues for the three months ended September 30, 2005 and September 30, 2004, respectively.

Biosensor revenues were $8.0 million and $4.2 million for the three months ended September 30, 2005 and September 30, 2004, respectively, an increase of $3.8 million, or 89.7%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Biosensor revenues accounted for 87.6% and 87.2% of our total revenues for the three months ended September 30, 2005 and September 30, 2004, respectively.

Our customers used 187,900 biosensor units in the three months ended September 30, 2005, compared to 96,800 units for the same period in 2004, an increase of 91,100 units, or 94.1%.  This increase in biosensor usage is primarily the result of the increase in the customer base, increased usage by customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  The sural biosensor is an important additional biosensor for our customers’ use of the NC-stat System for low back pain and DPN and we believe that its introduction is contributing to the growth in biosensor usage for these clinical indications.

Our total revenues were $9.1 million and $4.8 million for the three months ended September 30, 2005 and September 30, 2004, respectively, an increase of $4.3 million, or 89.0%. During the 12-month period ending September 30, 2005, a total of 2,969 customers used our NC-stat System compared to 2,064 customers for the same period ending September 30, 2004. This represents a 43.8% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2005 as a result of the recent expansion of our sales force, which grew from 22 regional sales managers as of December 31, 2004 to 31 regional sales managers at the end of the third quarter of 2005, an increase in the number of active customer accounts and increased usage per customer account.  However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy and competitive factors.

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Three Months Ended September 30,
($ in thousands)	2005	2004	Change	% Change

Cost of revenues:
Diagnostic device	$281.6	$193.4	$88.2	45.6%
Biosensor	2,036.3	1,096.9	939.4	85.6
Total costs of revenues	2,317.8	1,290.2	1,027.6	79.6

Gross margin:
Diagnostic device	851.8	421.2	430.6	102.2
Biosensor	5,939.8	3,107.9	2,831.9	91.1
Total gross margin	6,791.6	3,529.1	3,262.5	92.4

Gross margin %:
Diagnostic device	75.2%	68.5%
Biosensor	74.5	73.9
Total gross margin %	74.6	73.2

Operating expenses:
Research and development (1)	929.9	942.9	(13.0)	-1.4
Sales and marketing (1)	3,489.1	2,037.8	1,451.3	71.2
General and administrative (1)	1,821.9	1,306.2	515.7	39.5
Total operating expenses	6,240.9	4,286.9	1,953.9	45.6
Income (loss) from operations	550.7	(757.8)	1,308.6	-172.7
Interest income	218.5	51.6	166.9	323.3
Interest expense	—	(666.7)	666.7	-100.0
Net income (loss)	769.3	(1,372.9)	2,142.2	-156.0
Accretion of dividend on preferred stock	—	(190.9)	190.9	-100.0

Net loss available to common stockholders	$769.3	$(1,563.7)	$2,333.0	-149.2

(1)                                  Includes non-cash stock-based compensation of:

Research and development	$19.2	$21.5
Sales and marketing	67.8	48.9
General and administrative	24.6	69.1
Total non-cash stock based compensation	$111.6	$139.6

Gross Margin

Diagnostic device gross margin percentage was 75.2% and 68.5% for the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in the gross margin percentage in the third quarter of 2005 compared to the same period in 2004 is primarily attributable to an increase in the list price of our NC-stat System from $3,500 to $4,000 effective January 1, 2005.

Biosensor gross margin percentage increased to 74.5% for the three months ended September 30, 2005 from 73.9% for the same period in 2004.  The increase in biosensor gross margin percentage is primarily due to manufacturing cost reductions realized for several of our biosensors, offset in part by a change in the mix of biosensors resulting from the introduction of new biosensors in the second half of 2004 which have modestly lower gross margins.

Our overall gross margin percentage was 74.6% for the three months ended September 30, 2005 compared to 73.2% for the same period in 2004.  At the beginning of 2005, we raised the list price of our diagnostic devices. The list price increase should continue to result in a higher diagnostic device gross margin percentage in 2005 when compared to 2004. We anticipate our overall gross margin percentage will remain relatively consistent for the remainder of 2005.  However, if sales volumes do not increase, if the mix of sales shifts further toward lower margin biosensors, if pricing pressures increase or if the cost of biosensors and diagnostic devices through our third-party manufacturers increases, then gross margin may be negatively impacted in future quarters.

Our biosensors are manufactured by the Parlex Polymer Flexible Circuits division (“PPFC”) of Parlex Corporation.  Johnson Electric, a Hong Kong based manufacturing company, announced in September 2005 their plans to acquire Parlex Corporation, including PPFC, and that the acquisition was expected to be completed in November 2005.  Currently, we are not aware of any significant anticipated changes in the operations of PPFC or the nature of our relationship with PPFC as a result of the proposed acquisition; however, we cannot assure you that the acquisition will not result in adverse changes in our relationship with PPFC.

The manufacturing of NC-stat monitors and docking stations is being transitioned from Advanced Electronics, Inc (“AEI”) to Sunburst EMS, Inc. as a result of a decision by AEI to shut down its operations.  We expect this transition to be completed in November 2005.  Several AEI employees who were involved in the manufacturing of our devices have been hired by Sunburst and we do not anticipate any interruptions during the transition.  However, we cannot assure you that the transition will proceed smoothly or that Sunburst will be able to manufacture the NC-stat monitors and docking stations with the same level of quality and on the same delivery schedule as AEI.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses decreased $13,000, or 1.4%, to $929,900 for the three months ended September 30, 2005 from $942,900 for the same period in 2004. As a percentage of revenues, R&D expenses were 10.2% and 19.6% for the three months ended September 30, 2005 and September 30, 2004, respectively. The decrease in expenses was primarily due to a decrease of $116,900 in product development costs.  Product development costs in 2004 included costs related to the development of the sural biosensor, which was introduced in the fourth quarter of 2004.  This decrease was offset in part by a $92,000 increase in employee compensation and benefit costs resulting from the hiring of additional employees in our R&D department, particularly in product development.

For the remainder of 2005, we expect our spending on R&D will increase due to additional consulting services and the hiring of several additional employees to support product development efforts as well as increased clinical study costs. We expect R&D expenses, as a percentage of total revenues, to continue to decrease slightly due to an expected increase in revenue. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

Sales and Marketing

Sales and marketing expenses increased $1.5 million, or 71.2%, to $3.5 million for the three months ended September 30, 2005 from $2.0 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 38.3% and 42.3% for the three months ended September 30, 2005 and September 30, 2004, respectively. The change in expenses was primarily due to an increase of $908,000 in employee compensation and benefit costs, including sales commissions paid to our regional sales managers.  This increase is due to the expansion of the sales force and higher revenues in the third quarter of 2005 as compared to the third

quarter of 2004.   Also contributing to the change in expenses was an increase of $384,800 in sales commissions paid to our independent sales agencies, which were related to our higher revenues in the third quarter of 2005, and increases of $103,000 in travel expenses and $63,300 in recruiting costs due to the expansion of the sales force.

We have increased the number of our regional sales managers to 31 as of the end of the third quarter of 2005 and expect add 10-15 additional regional sales managers with the hiring process planned for the first quarter of 2006.  For the remainder of 2005, we expect sales and marketing expenses, as a percentage of total revenues, to remain relatively consistent with the level for the third quarter of 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2005.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $515,700, or 39.5%, to $1.8 million for the three months ended September 30, 2005 from $1.3 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 20.0% and 27.1% for the three months ended September 30, 2005 and September 30, 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $175,500 due to the expansion of staff and increases in employee compensation; (b) an increase of $99,600 in bad debt expense, which was based on an analysis of accounts outstanding for greater than 90 days as well as, in 2005, an analysis of accounts in areas affected by Hurricane Katrina; (c) an increase of $82,900 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company; (d) an increase of $48,600 in credit card and bank transaction fees related to customer sales, and (e) an increase in recruiting costs of $39,100 associated with new hires.  The increases are offset in part by a decrease of $44,500 in stock-based compensation expense related to employee stock options.  We expect our general and administrative expenses to increase during the remainder of 2005 as a result of our expected growth and the additional requirements that we will need to fulfill as a publicly-traded company.  These requirements include the provisions of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder, regarding internal control over financial reporting which will begin to apply to us as of December 31, 2005.  Total general and administrative expenses, as a percentage of total revenues, may increase in the fourth quarter of 2005 due to costs incurred in connection with Sarbanes-Oxley compliance efforts. This percentage may vary, however, depending primarily on our revenues for the fourth quarter of 2005.

Interest Income

Interest income was $218,500 and $51,600 during the three months ended September 30, 2005 and September 30, 2004, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments.  Interest income increased during the three months ended September 30, 2005 compared to the same period in 2004 because of the investment of the proceeds from the IPO, which was completed during July of 2004, as well as higher yields available during 2005. We expect interest income to be relatively unchanged for the remainder of 2005.

Interest Expense

Interest expense was $666,700 during the three months ended September 30, 2004.  Interest expense in 2004 was primarily the result of the full repayment of our borrowing under our line of credit entered into in May 2003 with Lighthouse Capital Partners.  The early repayment of this debt resulted in a charge of approximately $375,000 related to unamortized deferred issuance costs and approximately $263,000 of balloon interest charges.

Comparison of Nine Months Ended September 30, 2005 and September 30, 2004

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2005	2004	Change	% Change

Customers	2,969	2,064	905	43.8%

	Nine Months Ended September 30,
	2005	2004	Change	% Change

Biosensor units used	498,600	248,700	249,900	100.5

($ in thousands)

Revenues:
Diagnostic device	$2,906.3	$1,502.5	$1,403.8	93.4
Biosensor	21,060.4	10,643.1	10,417.3	97.9
Total revenues	$23,966.7	$12,145.6	$11,821.1	97.3%

Diagnostic device revenues were $2.9 million and $1.5 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, an increase of $1.4 million, or 93.4%. Of this increase, approximately $938,200 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System.  In addition, approximately $465,700 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $3,500 to $4,000 effective January 1, 2005, which resulted in a higher average selling price during the nine months ended September 30, 2005 as compared to the same period in 2004. Diagnostic device revenues accounted for 12.1% and 12.4% of our total revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Biosensor revenues were $21.1 million and $10.6 million for the nine months ended September 30, 2005 and September 30, 2004, respectively, an increase of $10.4 million, or 97.9%. The increase was primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.  Biosensor revenues accounted for 87.9% and 87.6% of our total revenues for the nine months ended September 30, 2005 and September 30, 2004, respectively.

Our customers used 498,600 biosensor units in the nine months ended September 30, 2005, compared to 248,700 units for the same period in 2004, an increase of 249,900 units, or 100.5%.  This increase in biosensor usage is primarily the result of the increase in the customer base, increased usage by customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004.

Our total revenues were $24.0 million and $12.1 million for the nine months ended September 30, 2005 and September 30, 2004 respectively, an increase of $11.8 million, or 97.3%. During the 12-month period ending September 30, 2005, a total of 2,969 customers used our NC-stat System compared to 2,064 customers for the same period ending September 30, 2004. This represents a 43.8% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net loss:

	Nine Months Ended September 30,
($ in thousands)	2005	2004	Change	% Change

Cost of revenues:
Diagnostic device	760.6	$515.3	245.3	47.6%
Biosensor	5,465.1	2,772.5	2,692.5	97.1
Total costs of revenues	6,225.6	3,287.9	2,937.8	89.4

Gross margin:
Diagnostic device	2,145.7	987.1	1,158.5	117.4
Biosensor	15,595.3	7,870.5	7.724.8	98.1
Total gross margin	17,741.1	8,857.7	8,883.3	100.3

Gross margin %:
Diagnostic device	73.8%	65.7%
Biosensor	74.1	73.9
Total gross margin %	74.0	72.9

Operating expenses:
Research and development (1)	2,863.2	2,434.8	428.4	17.6
Sales and marketing (1)	10,228.2	5,634.4	4,593.9	81.5
General and administrative (1)	5,094.4	3,347.1	1,747.3	52.2
Total operating expenses	18,185.8	11,416.3	6,769.5	59.3
Loss from operations	(444.7)	(2,558.6)	2,113.8	-82.6
Interest income	579.6	70.2	509.4	726.0
Interest expense	(2.0)	(960.4)	958.4	-99.8
Net income (loss)	132.8	(3,448.8)	3,581.6	-103.9
Accretion of dividend on preferred stock	—	(1,386.3)	1,386.3	-100.0
Deemed dividend on redeemable convertible preferred stock	—	(787.9)	787.9	-100.0
Beneficial conversion feature associated with redeemable convertible preferred stock	—	(7,050.8)	7,050.8	-100.0

Net income (loss) available to common stockholders	$132.8	$(12,673.8)	$12,806.6	-101.0

(1)                                  Includes non-cash stock-based compensation of:

Research and development	$58.2	$227.8
Sales and marketing	137.6	320.0
General and administrative	63.7	402.1
Total non-cash stock based compensation	$259.5	$949.9

Gross Margin

Diagnostic device gross margin percentage was 73.8% and 65.7% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase in the gross margin percentage in the first nine months of 2005 compared to the same period in 2004 is primarily attributable to an increase in the list price of our NC-stat System from $3,500 to $4,000 effective January 1, 2005.

Biosensor gross margin percentage was 74.1% for the nine months ended September 30, 2005 compared to 73.9% for the same period in 2004.

Our overall gross margin percentage was 74.0% for the nine months ended September 30, 2005 compared to 72.9% for the same period in 2004.

Research and Development

R&D expenses increased $428,400, or 17.6%, to $2.9 million for the nine months ended September 30, 2005 from $2.4 million for the same period in 2004. As a percentage of revenues, R&D expenses were 11.9% and 20.0% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase in expenses was primarily due to an increase of $359,800 in employee compensation and benefit costs resulting from the hiring of additional employees in our R&D department and an increase of $236,100 in outside consulting costs.  These increases are primarily related to efforts expended on the development of a third generation monitor and docking station and on new biosensors and improvements to existing biosensors.   These increases were offset in part by a decrease in stock-based compensation expense of $169,600 related to employee stock options.

Sales and Marketing

Sales and marketing expenses increased $4.6 million, or 81.5%, to $10.2 million for the nine months ended September 30, 2005 from $5.6 million for the same period in 2004. As a percentage of revenues, sales and marketing expenses were 42.7% and 46.4% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The change in expenses was primarily due to an increase of $3.0 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers.  This increase is due to the expansion of the sales force and higher revenues in the first nine months of 2005 as compared to the first nine months of 2004.   Also contributing to the change in expenses was an increase of $1.1 million in sales commissions paid to our independent sales agencies, which were related to our higher revenues in the first nine months of 2005, and increases of $352,600 in travel expenses and $115,300 in recruiting costs due to the expansion of the sales force. The change in expenses was also partially due to an increase of $256,100 in costs for trade shows, advertising and promotional materials as we have increased our presence at tradeshows and developed new promotional materials.  These increases were offset in part by a decrease in stock-based compensation expense of $182,400 related to employee stock options.

General and Administrative

General and administrative expenses increased $1.7 million, or 52.2%, to $5.1 million for the nine months ended September 30, 2005 from $3.3 million for the same period in 2004. As a percentage of revenues, general and administrative expenses were 21.3% and 27.6% for the nine months ended September 30, 2005 and September 30, 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $702,500 due to the expansion of staff and salary increases and increases in incentive compensation; (b) an increase of $352,800 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company; (c) an increase of $335,800 in our insurance costs, primarily relating to increases in director and officer insurance premiums as a result of the transition to a publicly-traded company; (d) an increase of $130,800 in credit card and bank transaction fees related to customer sales; (e) an increase of $124,400 in franchise taxes and other fees; and (f) an increase in recruiting costs of $102,600 associated with new hires.  These increases were offset in part by a decrease in stock-based compensation expense of $338,400 related to employee stock options.

Interest Income

Interest income was $579,600 and $70,200 during the nine months ended September 30, 2005 and September 30, 2004, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments.  Interest income increased during the nine months ended September 30, 2005 compared to the same period in 2004 because of the investment of the proceeds from the IPO, which was completed in the third quarter of 2004, and from the proceeds of the sale of preferred stock in March 2004.

Interest Expense

Interest expense was $2,000 and $960,400 during the nine months ended September 30, 2005 and September 30, 2004, respectively, representing a decrease of $958,400. The decrease in interest expense was due to the payment in the third quarter of 2004 of the outstanding balance of $3.0 million under the line of credit with Lighthouse Capital Partners using a portion of the proceeds from the IPO.

Deemed Dividend and Beneficial Conversion Feature on Redeemable Convertible Preferred Stock

In the first nine months of 2004, we recorded a $787,900 deemed dividend as a result of the March 2004 Series E-1 redeemable convertible preferred stock financing. The deemed dividend resulted from an adjustment to the conversion ratios pursuant to the anti-dilution protection provisions associated with the Series D redeemable convertible preferred stock. We also recorded a charge of $7.1 million for a beneficial conversion feature associated with the Series E-1 redeemable convertible preferred stock issued in March 2004. There was no deemed dividend or beneficial conversion charge in the first nine months of 2005.  All issued and outstanding shares of preferred stock were converted into shares of common stock in connection with the initial public offering.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term investments. As of September 30, 2005, the weighted average maturity of our investments was 177 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our disposable biosensors and diagnostic devices, as well as our ability to manage our operating costs, capital investments and working capital. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

($ in thousands)	September 30, 2005	December 31, 2004	Change	% Change

Cash and cash equivalents	$3,304	$1,936
Short-term investments	27,520	18,575
Long-term investments	—	9,497
Total cash, cash equivalents, short-term investments and long-term investments	$30,824	$30,008	$816	2.7%

During the first nine months of 2005, our cash and cash equivalents, short-term investments and long-term investments increased $816,000, primarily due to positive cash flow from operations of $750,500 and cash totaling $438,600 which became unrestricted from our facility deposit, offset in part by capital expenditures of $314,000.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2004 and the three months ended September 30, 2005 and September 30, 2004:

	Year Ended December 31,	Three Months Ended September 30,
	2004	2005	2004

Days’ sales outstanding (days)	50	39	53
Inventory turnover rate (times per year)	4.1	4.5	4.3

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At September 30, 2005, our DSO was at 39 days, a decrease of 11 days as compared to December 31, 2004. This decrease in DSO resulted from increasing revenues and a decrease in the percentage of accounts receivable balances more than 60 days past due. This decrease in the percentage of accounts receivable balances more than 60 days past due was primarily due to more aggressive management of collections and the significant revenue growth in the three months ended September 30, 2005 relative to the more modest increase in our accounts receivable balances during the three months ended September 30, 2005. We continue to focus our efforts on reducing our accounts receivable balances over 60 days past due.  Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the three months ended September 30, 2005 was 4.5 times, compared with 4.1 times for the year ended December 31, 2004. The increase in the inventory turnover rate for the three months September 30, 2005 as compared to the year ended December 31, 2004 was primarily due to the effective management of inventory levels of biosensors.  We are monitoring our inventories closely, especially as it pertains to the mix of different biosensors sold, and the sales volumes of new biosensors launched in 2004.  We expect to increase our inventory levels through the balance of 2005 with a target of maintaining at least three months worth of inventory in our facility in Waltham, MA.  This may have the effect of decreasing our inventory turnover rate.

The following sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$750.5	$(2,104.3)
Net cash provided by (used in) investing activities	318.2	(503.1)
Net cash provided by financing activities	298.6	31,627.5

Cash provided by operating activities was approximately $750,500 in the first nine months of 2005, compared with a usage of cash of $2.1 million in the first nine months of 2004. Increases in accrued expenses, deferred revenue (net of deferred costs) and accounts payable of $783,100, $406,900, and $368,800, respectively; non-cash items of $1.0 million; and net income of $132,800, in the first nine months of 2005 were offset in part by increases in accounts receivable and inventory of $1.2 million and $838,800, respectively.   The net loss in the first nine months of 2004 was $3.4 million, offset in part by non-cash expenses of $1.5 million.

Cash provided by investing activities was $318,200 in the first nine months of 2005, compared with cash used in investing activities of $503,100 in the first nine months of 2004.  In the first nine months of 2005, there were net maturities of investments in the amount of approximately $194,000, which was primarily reinvested in cash equivalents and short-term investments.  In the first nine months of 2005 and 2004 cash was used for the purchase of fixed assets in the amount of $314,400 and $503,100, respectively, primarily representing leasehold improvements and tooling equipment for new products in 2005 and tooling and computer equipment in 2004.

Cash provided by financing activities was $289,600 and $31.6 million in the first nine months of 2005 and 2004, respectively. The cash from financing activities in the first nine months of 2004 primarily represented the net proceeds of $24.0 million realized from our initial public offering, including the proceeds from the over-allotment shares, and well as proceeds of $10.6 million received from the issuance of preferred stock in a private placement, offset by payments on long-term debt of $3.0 million.  Cash provided by financing activities in the first nine months of 2005 represents the proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options.

In connection with our property lease that we entered into with a term beginning January 1, 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary.  The original amount of the letter of credit was $1,860,000.  During the September 2005, in accordance with the terms of the lease agreement, the amount required under the letter of credit was reduced to $1,430,000.  The letter of credit is secured by a certificate of deposit in an amount equal to 102% of the letter of credit. The lease expires in March 2009. The certificate of deposit is renewable in 30-day increments. This amount is classified as restricted cash in the balance sheet.  The restricted cash balance has been reduced by $438,600 to $1,458,600.

During the remainder of 2005, we will be continuing to expend funds in connection with our efforts to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors and the development of a third generation monitor and docking station. In connection with the development efforts on a third generation monitor and docking station, we expect to incur increased capital expenditures over the next several quarters for tooling costs. We also plan to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least twenty four months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements

As of September 30, 2005, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective in 2005. The interpretation did not have a material impact on our results of operations or financial position.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets (SFAS 153), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.  SFAS 153 requires that exchanges of nonmonetary assets be measured based on the fair value of the assets exchanged.  Further, it expands the exception for nonmonetary exchanges of similar productive assets to nonmonetary assets that do not have commercial substance.  The provisions of this Statement are effective for nonmonetary asset exchanges beginning after June 15, 2005.  The adoption of the provisions of SFAS 153 did not have a material impact on the Company’s financial position or results of operations

Important Factors That May Affect Future Operating Results

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

We have incurred significant operating losses since inception and cannot assure you that we will maintain profitability.

Since our inception in 1996, we have incurred losses every quarter with the exception of the third quarter of 2005. We began commercial sales of our products in May 1999 and we have yet to demonstrate that we can consistently generate sufficient sales of our products to maintain profitability. The extent of our future operating income or losses is highly uncertain, and we may not be able to sustain profitability. We have incurred significant net losses since our inception, including net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003 and $4.3 million for in 2004.  For the nine months ended September 30, 2005 we recorded net income of $133,000.  At September 30, 2005, we had an accumulated deficit of approximately $57.3 million.  We cannot assure you that we will be able to sustain the profitability achieved in the first nine months of 2005.

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

We rely on two third-party manufacturers to manufacture all of our current products. In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer. Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. Currently, we rely on a single manufacturer, Parlex Polymer Flexible Circuits, Inc., or PPFC, a wholly owned subsidiary of Parlex Corporation, for the manufacture of the NC-stat biosensors, and a single manufacturer, Advanced Electronics, Inc., or AEI, for the manufacture of our NC-stat monitors and docking stations. We order all of our products from PPFC on a purchase order basis. Because we do not have a supply agreement in place with PPFC, PPFC may cease manufacturing our products or increase the price it charges us for our products at any time.  Johnson Electric, a Hong Kong based manufacturing company, announced in September 2005 their plans to acquire Parlex Corporation, including PPFC, and that the acquisition is expected to be completed in November 2005.  We cannot assure you that the acquisition will not have a material adverse impact on our relationship with PPFC or that Johnson Electric will remain committed to the manufacturing of our biosensors.  The manufacturing of the NC-stat monitors and devices is being transitioned from AEI to Sunburst EMS, Inc as a result of a decision by AEI to shut down its operations.  We expect this transition to be completed in November 2005.  We cannot assure you that the transition will proceed smoothly or that Sunburst will be able to manufacture NC-stat monitors and docking stations with the same level of quality and on the same delivery schedule as AEI.  We do occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase. If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

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

We introduced the NC-stat System to the market in May 1999. We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the disposable biosensors, sales of which accounted for approximately 87.9% of our total revenues for the first nine months of 2005 and 87.6% and 85.8% of our total revenues in 2004 and 2003, respectively. Our sales of these products may be negatively impacted by many factors, including:

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

We are a small company with only 89 employees as of September 30, 2005, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

As of September 30, 2005, we employ 31 regional sales managers and utilize a network of over 450 independent sales agents. We are highly dependent on our regional sales managers and independent sales agents to generate our revenues. We have recently significantly increased our sales force and expect to add 10-15 additional regional sales managers with the hiring process planned for the first quarter of 2006. Our ability to build and develop a strong sales force will be affected by a number of factors, including:

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

We currently compete, and may in the future need to compete, against other medical device companies with potentially greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that enjoy significant competitive advantages over us. Currently, in the point-of-service market, we indirectly compete with companies that sell traditional NCS/nEMG equipment. In this market, these companies are indirect competitors because the equipment they sell traditionally has been used by neurologists, who rely upon and seek to obtain referrals from primary care physicians to perform the same types of tests that may be performed by primary care physicians using the NC-stat System. Additionally, in selling the NC-stat System to neurologists, which is not a market we historically have focused on, we compete directly with the companies that sell traditional NCS/nEMG equipment. There are a number of companies that sell traditional NCS/nEMG equipment including Viasys Healthcare Inc., Medtronic, Inc., and Cadwell Laboratories, Inc. Additionally, we are aware of one company, Neumed Inc., that markets a nerve conduction study system to the point-of-service market. Of these companies, Viasys Healthcare and Medtronic, in particular, enjoy significant competitive advantages, including:

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

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as accurate or effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative or have an economic interest in nerve conduction studies and in related electrodiagnostic procedures could endorse products or methods that compete with the NC-stat System or otherwise announce positions that are unfavorable to the NC-stat System. Any of these events may negatively affect our sales efforts and result in decreased revenues.

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

Based on most recent information, our officers, directors and principal stockholders together controlled a significant portion of our outstanding common stock.  If some or all of these stockholders act together, they may be able to exercise significant control over our management and affairs in matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of our common stock.  In addition, this significant concentration of share ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages to owning stock in companies with controlling stockholders.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.  We continue to review and document our disclosure controls and procedures, including our internal controls and controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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
Other Information

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. We expect to continue to use the net proceeds from the initial public offering for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. The aggregate price of the offering amount registered on our behalf was $27.6 million.  In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses.  None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours.  After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million.  From July 21, 2004, the effective date of the registration statement, to September 30, 2005 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated 3,604,200 of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $4,979,300 of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $356,200 for the purchase of capital equipment.  The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering does not represent a material change from the description provided in our prospectus.

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

NEUROMETRIX, INC.

Date: November 9, 2005	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: November 9, 2005	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith