Form 10-Q
period 2006-03-31
NeuroMetrix, Inc.
filed 2006-05-10
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-50856

NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

62 Fourth Avenue, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

12,470,871 shares of common stock, par value $0.0001 per share, were outstanding as of May 5, 2006.

NEUROMETRIX, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

Balance Sheets (unaudited) as of March 31, 2006 and December 31, 2005

Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2005

Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

NeuroMetrix, Inc.
Balance Sheets
(Unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$5,395,753	$8,170,037
Short-term held-to-maturity investments	26,971,891	24,081,946
Accounts receivable, net of allowance for doubtful accounts of $450,000 and $400,000 at March 31, 2006 and December 31, 2005, respectively	5,576,502	4,543,339
Inventories, net	3,036,472	2,683,409
Prepaid expenses and other current assets	691,290	614,169
Current portion of deferred costs	249,496	223,009
Total current assets	41,921,404	40,315,909

Restricted cash	1,458,598	1,458,598
Fixed assets, net	935,832	875,551
Deferred costs	273,346	247,013
Total assets	$44,589,180	$42,897,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,438,050	$1,698,583
Accrued compensation	2,149,899	1,959,621
Other accrued expenses	1,331,963	1,213,928
Current portion of deferred revenue	874,374	760,613
Total current liabilities	5,794,286	5,632,745

Deferred revenue	987,342	885,354
Other long-term liabilities	116,364	130,909
Total liabilities	6,897,992	6,649,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,463,136 and 12,375,276 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,246	1,238
Additional paid-in capital	94,426,347	93,212,368
Deferred compensation	(343,823)	(425,623)
Accumulated deficit	(56,392,582)	(56,539,920)
Total stockholders’ equity	37,691,188	36,248,063
Total liabilities and stockholders’ equity	$44,589,180	$42,897,071

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Revenues:
Diagnostic device	$1,541,437	$812,400
Biosensor	10,281,838	5,977,364
Total revenues	11,823,275	6,789,764

Cost of revenues	2,879,913	1,817,725
Gross margin	8,943,362	4,972,039

Operating expenses:
Research and development (1)	1,258,608	904,204
Sales and marketing (1)	5,268,253	3,244,651
General and administrative (1)	2,555,249	1,594,040
Total operating expenses	9,082,110	5,742,895

Loss from operations	(138,748)	(770,856)

Interest income	293,586	176,380
Interest expense	—	(1,838)

Income (loss) before provision for income taxes	154,838	(596,314)
Provision for income taxes	7,500	—

Net income (loss)	$147,338	$(596,314)

Net income (loss) per common share:
Basic	$0.01	$(0.05)
Diluted	$0.01	$(0.05)

Weighted average shares used to compute net income (loss) per common share:
Basic	12,414,479	12,043,103
Diluted	13,133,266	12,043,103

(1) Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$218,751	$19,880
Sales and marketing	190,908	36,269
General and administrative	327,554	19,826
Total non-cash stock-based compensation expense	$737,213	$75,975

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005

Cash flows for operating activities:
Net income (loss)	$147,338	$(596,314)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	83,876	63,288
Compensation expense associated with stock options	737,213	75,975
Provision for doubtful accounts	108,529	—
Amortization of premium on investments	55,484	124,065
Provision for income taxes	7,500	—
Changes in operating assets and liabilities:
Accounts receivable	(1,141,692)	(400,996)
Inventories	(353,063)	(214,964)
Prepaid expenses and other current assets	(77,121)	(102,754)
Accounts payable	(260,533)	606,931
Accrued compensation and other accrued expenses	308,313	351,712
Other long-term liabilities	(14,545)	(14,546)
Deferred revenue and deferred costs	162,929	107,739
Net cash provided by (used in) operating activities	(235,772)	136

Cash flows for investing activities:
Purchases of investments	(13,786,153)	(2,845,675)
Maturities of investments	10,840,724	3,376,068
Purchases of fixed assets	(144,157)	(59,183)
Net cash provided by (used in) investing activities	(3,089,586)	471,210

Cash flow from financing activities:
Proceeds from exercise of stock options	551,074	30,207
Net cash provided by financing activities	551,074	30,207

Net increase (decrease) in cash and cash equivalents	(2,774,284)	501,553
Cash and cash equivalents, beginning of period	8,170,037	1,936,241
Cash and cash equivalents, end of period	$5,395,753	$2,437,794

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

The accompanying unaudited balance sheet as of March 31, 2006 and unaudited statements of operations for the three month periods ended March 31, 2006 and 2005 and the unaudited statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

2.             Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123”. As a result, beginning January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and has begun reflecting the stock-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method.

During 1996, the Company adopted the 1996 Stock Option/Restricted Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan provides for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors and employees of the Company. The maximum number of shares that may be issued pursuant to the 1996 Stock Plan is 156,250. All of the outstanding options under the 1996 Stock Plan are fully vested and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of March 31, 2006, 6,250 shares were subject to outstanding options at a weighted average exercise price of $0.20 per share, 127,962 shares had been issued under the 1996 Stock Plan and no shares were available for future grant. If any options granted under the 1996 Stock Plan are forfeited, such shares are not available for future grant and revert back to the founder.

During 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Stock Plan”). The 1998 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. As of March 31, 2006, 1,250,000 shares of common stock were authorized for issuance under the 1998 Stock Plan, of which 475,478 shares had been issued and 695,343 shares were subject to outstanding options at a weighted average exercise price of $6.57 per share. Outstanding options under the 1998 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. The 1998 Stock Plan was closed to any future grants at the time of the Company’s initial public offering and therefore we will not make any additional grants under the 1998 Stock Plan.

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”). The 2004 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of March 31, 2006, 946,022 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 43,311 shares had been issued, 622,514 shares were subject to outstanding options at a weighted average exercise price of $21.87 per share and 280,197 shares were available for future grant. In March 2006, the Company’s Board of Directors voted to discontinue the provision of the 2004 Stock Plan which automatically increased the number of options available for grant under the 2004 Stock Plan based on the net increase in the total number of outstanding shares of common stock during the year. In April 2006, subject to stockholder approval, the Company’s Board of Directors authorized an additional 1,000,000 shares of common stock for future issuance under the 2004 Stock Plan.

The exercise price of each stock option issued under the 1996 and 1998 Stock Plans was specified by the Board of Directors at the time of grant. However, incentive stock options may not be granted at less than the fair market value of the Company’s common stock as determined by the Board of Directors at the date of grant or for a term in excess of 10 years. The exercise price of stock options awarded under the 2004 Stock Plan may not be less than the fair market value of the common stock on the date of the option grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company’s common stock at the date of grant and for a term not to exceed five years. All options granted under the 1996 and 1998 Stock Plans generally become exercisable over three or four years from the date of grant or such time as the Board of Directors specifies and expire 10 years from the date of grant.

In June 2004, the Company adopted the 2004 Employee Stock Purchase Plan (“ESPP”). All of our employees who have been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year are eligible to participate. Any employee who owns 5% or more of the voting power or value of our stock is not eligible to participate and an employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period, in any calendar year. The ESPP authorizes the issuance of up to a total of 375,000 shares of our common stock to participating employees.

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of the period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The ESPP is regarded as a compensatory plan according to the provisions of SFAS No. 123(R). Under this plan, the Company has issued 32,797 shares of its common stock through March 31, 2006.

A summary of activity under the Company’s 1996, 1998 and 2004 Stock Plans for the quarter ended March 31, 2006 is presented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price

Outstanding at December 31, 2005	1,120,619	$0.200 – 37.230	$8.3316
Granted at fair value	332,500	27.280 – 38.600	30.6666
Exercised	(87,860)	0.400 – 11.470	6.2722
Forfeited	(41,152)	2.250 – 35.040	19.3486
Outstanding at March 31, 2006	1,324,107	$0.200 – 38.600	$13.7345

The following table summarizes information about stock options outstanding at March 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.20 – 1.35	27,506	3.3	$0.6337
$2.25 – 2.25	139,770	7.1	$2.2500
$4.48 – 8.00	526,609	8.2	$7.9065
$8.25 – 9.92	210,839	8.8	$9.5731
$10.00 – 14.76	55,983	8.9	$11.3283
$17.34 – 29.65	86,500	9.6	$26.6837
$30.10 – 38.60	276,900	9.8	$31.5265
	1,324,107	8.5	$13.7345

The following table summarizes information about stock options exercisable at March 31, 2006:

Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price

$0.20 – 1.35	27,506	$0.6337
$2.25 – 2.25	62,749	$2.2500
$4.48 – 8.00	231,861	$7.8261
$8.25 – 9.92	15,404	$9.5552
$10.00 – 14.76	8,021	$10.1245
$17.34 – 29.65	—	N/A
$30.10 – 38.60	—	N/A
	345,541	$6.3714

The weighted average remaining contractual life for stock options exercisable at March 31, 2006 was 7.61 years. The aggregate intrinsic value for stock options outstanding and exercisable at March 31, 2006 was $33,374,800 and $11,253,800, respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and net loss per common share for the first quarter of 2005 would have been as follows:

Three Months Ended
March 31, 2005

Net loss, as reported	$(596,314)
Add employee stock-based compensation expense included in reported net loss	75,975
Less employee stock-based compensation expense determined under fair value method	(329,033)
Net loss — pro forma	$(849,372)
Net loss per common share (basic and diluted)
As reported	$(0.05)
Pro forma	$(0.07)

The weighted average grant date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the three months ended March 31, 2006 and the pro forma net income (loss) and earnings (loss) per common share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three months ended
	March 31, 2006	March 31, 2005

Risk-free interest rate	4.3 – 4.8%	3.7 – 4.3%
Expected dividend yield	—	—
Expected option term	5 years	5 years
Volatility	50.0%	57.2%
Weighted average fair value of options granted	$14.87	$5.23

The expected option term of five years was estimated based on an analysis of actual option exercises and a review of comparable medical device companies. The risk-free interest rate assumption was based on the United States Treasury’s constant maturity’s rate for a five year term (corresponding to the expected option term) on the date the option was granted. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected option term and a review of comparable medical device companies. The assumed dividend yield was based on the Company’s expectation of future dividend payouts. The post-vesting forfeiture rate is based on the historical and projected average turnover rate using four classifications of employees. These assumptions will be evaluated and revised as necessary based on changes in market conditions and historical experience.

The weighted average grant date fair values of stock options granted during the three months ended March 31, 2006 and March 31, 2005 were estimated at $14.87 and $5.23, respectively.

The Company recorded stock-based compensation expense for the first quarter of 2006 of approximately $737,200. Included in the stock-based compensation expense recorded by the Company is (a) $534,000 in compensation expense relating to stock-options granted to employees subsequent to the Company’s July 2004 initial public offering (“IPO”) that are accounted for according to the provisions of SFAS No. 123(R); (b) $101,200 in compensation expense related to stock options granted to non-employees that are accounted for according to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”); (c) $37,900 in compensation expense related to the ESPP and accounted for under the provisions of SFAS No. 123(R) and (d) $64,100 in compensation expense relating to stock options granted to employees prior to the Company’s initial public offering that are being accounted for using the intrinsic value method according to the provisions of SFAS No. 123.

Stock options granted to non-employees be recorded at fair value and adjusted to market over the vesting period according to the provisions of EITF No. 96-18. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the remaining vesting period, a risk-free interest rate corresponding to the expected term, an expected volatility of 50% and a dividend yield of zero.

Deferred compensation was recorded in connection with stock option grants made prior to the Company’s IPO. The deferred compensation represents the difference between the estimated market value of common stock on the date of grant and the exercise price associated with the stock options. The deferred compensation is amortized to expense over the vesting period of the related stock options. The unamortized balance of deferred compensation as of March 31, 2006 is approximately $343,800.

Total unrecognized stock-based compensation costs related to non-vested stock options was approximately $7,810,700 as of March 31, 2006 which related to approximately 1,144,600 shares with a per share weighted fair value of $6.82. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.8 years.

The Company has no tax windfall or shortfall as of March 31, 2006 as a result of having a 100% valuation allowance established against deferred tax assets.

3.             Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method) and unvested restricted stock awards.

	Three Months Ended
	March 31, 2006	March 31, 2005

Basic:
Net income (loss)	$147,338	$(596,314)

Weighted average shares	12,414,479	12,043,103

Basic net income (loss) per common share	$0.01	$(0.05)

Diluted:
Net income (loss)	$147,338	$(596,314)

Weighted average shares	12,414,479	12,043,103
Dilutive effect of stock options	718,787	—
Weighted average shares, as adjusted	13,133,266	12,043,103

Diluted net income (loss) per common share	$0.01	$(0.05)

The following potentially dilutive common shares were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended
	March 31, 2006	March 31, 2005

Options outstanding	328,739	1,303,076
Warrants outstanding	—	100,000

4.             Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005

Purchased components	$259,111	$276,167
Finished goods	2,777,361	2,407,242
	$3,036,472	$2,683,409

5.             Other Balance Sheet Items

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005

Professional services	$306,373	$438,519
Other	1,025,590	775,409
	$1,331,963	$1,213,928

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired and estimated cost of material and labor. The liability for product warranty costs is included in accrued expenses in the balance sheet.

The following is a rollforward of the Company’s accrued warranty liability for the three month periods ended March 31, 2006 and 2005:

	Three Months Ended
	March 31, 2006	March 31, 2005

Balance at beginning of period	$64,122	$59,876
Accrual for warranties	93,528	59,694
Settlements made	(104,488)	(55,388)
Balance at end of period	$53,162	$64,182

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Overview

NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices used to diagnose neuropathies. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies, including carpal tunnel syndrome, low back and leg pain and diabetic peripheral neuropathy. The NC-stat System is comprised of: (1) disposable single use NC-stat biosensors that are placed on the patient’s body; (2) the NC-stat monitor and related components; and (3) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service.

From our inception until May 1999, we had devoted substantially all of our efforts to designing and developing the NC-stat System and other potential products, raising capital and recruiting personnel. We believe that one of our strengths is our ability to develop and commercialize innovative products for neurological applications. In May 1999, we shipped our first NC-stat System. At that time we sold one type of biosensor for the testing of the median motor nerve. In 2000, we introduced an additional biosensor for the testing of the ulnar motor nerve. In 2002, we introduced our second-generation NC-stat System, as well as two additional biosensors. In 2003, we added to our product line two biosensors with higher functionality that have the ability to test both motor and sensory nerves. In 2004, we introduced two new NC-stat biosensors as well as components for the NC-stat monitor to utilize these new biosensors. The first new biosensor is used to test the ulnar nerve at the elbow and the second to test the sural nerve. In the first three months of 2006, our revenues grew 74.1% to $11.8 million from $6.8 million in the first three months of 2005, of which 87.0% was attributable to sales of NC-stat biosensors in the first three months of 2006. Our gross margin percentage in the first three months of 2006 was 75.6%.

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

Reimbursement from third-party payers is an important element of success for medical products companies. Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System. One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have increased our sales force to 46 employees, including regional sales managers and sales directors, as of March 31, 2006. We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We plan to monitor our business as it grows and appropriately acquire and allocate resources to address these issues, with a goal of sustaining profitable growth.

We incurred losses every year from the inception of the Company in 1996 through 2004 and recorded our first year of profitability in 2005. We incurred net losses of approximately $8.7 million in 2001, $4.8 million in 2002, $3.7 million in 2003 and $4.3 million in 2004 and recorded net income of $938,000 in 2005 and $147,300 in the first three months of 2006. We do not know whether we will be able to sustain the profitability achieved in 2005 and in the first three months of 2006. As of March 31, 2006, we had an accumulated deficit of approximately $56.4 million. Historically, we have primarily financed our operations through the public and private placement of equity securities and through debt facilities. As of March 31, 2006, we had received net proceeds of $43.5 million from the issuance of redeemable convertible preferred stock and $24.0 million in net proceeds from our July 2004 initial public offering (“IPO”). Upon completion of the IPO, all then outstanding shares of preferred stock converted into shares of our common stock.

Our financial objective is to grow our business through the sale of the NC-stat System and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. Our efforts in the remainder of 2006 will continue to focus primarily on sales of the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration. During 2005 and the first three months of 2006, we continued efforts on improvements to our biosensors, on the development of new biosensors, on the development of products to diagnose additional neuropathies, and on the development of a third generation neurodiagnostic system. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of growing the business and achieving sustainable profitability.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123” (“SFAS No. 148”). This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and have begun reflecting the stock-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. Prior period results have not been restated. We use the Black-Scholes option pricing model for determining the fair value of its stock options and amortize our stock-based compensation expense using the straight-line method. During the first quarter of 2006, we recorded stock-based compensation of approximately $737,200. We expect stock-based compensation expense recognized in accordance with the provisions of SFAS 123(R) in each of the remaining quarters of 2006 to be relatively consistent with the amount recognized in the first quarter of 2006, but this amount could increase if there are additional stock options granted. The stock-based compensation expense recognized in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for option grants to non-employees may vary significantly based on the performance of the Company’s stock price since these grants are valued at the end of each reporting period.

 Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended March 31,
	2006	2005
Revenues:
Diagnostic device	13.0%	12.0%
Biosensor	87.0	88.0
Total revenues	100.0	100.0

Cost of revenues	24.4	26.8

Gross margins	75.6	73.2

Operating expenses:
Research and development	10.6	13.3
Sales and marketing	44.6	47.8
General and administrative	21.6	23.5
Total operating expenses	76.8	84.6
Loss from operations	-1.2	-11.4
Interest income, net	2.5	2.6
Income (loss) before provision for income taxes	1.3	-8.8
Provision for income taxes	0.1	—
Net income (loss)	1.2%	-8.8%

 Comparison of Three Months Ended March 31, 2006 and March 31, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended March 31,
	2006	2005	Change	% Change

Customers	3,639	2,424	1,215	50.1%

	Three Months Ended March 31,
	2006	2005	Change	%Change

Biosensor units used	255,500	137,600	117,900	85.7%

	($ in thousands)
Revenues:
Diagnostic device	$1,541.4	$812.4	$729.0	89.7
Biosensor	10,281.8	5,977.4	4,304.5	72.0
Total revenues	$11,823.3	$6,789.8	$5,033.5	74.1%

Diagnostic device revenues were $1.5 million and $812,400 for the three months ended March 31, 2006 and March 31, 2005, respectively, representing a year-over-year increase of $729,000, or 89.7%. Of this increase, approximately $604,400 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers. In addition, approximately $124,600 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average sale price during the three months ended March 31, 2006 as compared to the same period in 2005. Diagnostic device revenues accounted for 13.0% and 12.0% of our total revenues for the three months ended March 31, 2006 and March 31, 2005, respectively.

Biosensor revenues were $10.3 million and $6.0 million for the three months ended March 31, 2006 and March 31, 2005, respectively, representing a year-over-year increase of $4.3 million, or 72.0%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. Biosensor revenues accounted for 87.0% and 88.0% of our total revenues for the three months ended March 31, 2006 and March 31, 2005, respectively.

Our customers used 255,500 biosensor units in the three months ended March 31, 2006, compared to 137,600 units for the same period in 2005, an increase of 117,900 units, or 85.7%. This increase in biosensor usage is primarily the result of the increase in the customer base and increased usage per customer.

Our total revenues were $11.8 million and $6.8 million for the three months ended March 31, 2006 and March 31, 2005 respectively, representing a year-over-year increase of $5.0 million, or 74.1%. During the 12-month period ending March 31, 2006, a total of 3,639 customers used our NC-stat System compared to 2,424 customers for the same period ending March 31, 2005. This represents a 50.1% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2006 as a result of the recent expansion of our sales force, which grew from 36 employees as of December 31, 2005 to 46 employees, including regional sales managers and sales directors, at the end of the first quarter of 2006. We expect to increase the sales force to approximately 50 employees during the remainder of 2006, including 46 regional sales managers. However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Three Months Ended March 31,
	2006	2005	Change	% Change
	($ in thousands)
Cost of revenues:
Diagnostic device	$303.1	$219.1	$84.0	38.3%
Biosensor	2,576.9	1,598.6	978.2	61.2
Total costs of revenues	2,879.9	1,817.7	1,062.2	58.4

Gross Margin:
Diagnostic device	1,238.4	593.3	645.1	108.7
Biosensor	7,705.0	4,378.7	3,326.2	76.0
Total gross margin	8,943.4	4,972.0	3,971.3	79.9

Gross Margin %:
Diagnostic device	80.3%	73.0%
Biosensor	74.9	73.3
Total gross margin %	75.6	73.2

Operating Expenses:
Research and development (1)	1,258.6	904.2	354.4	39.2
Sales and marketing (1)	5,268.3	3,244.7	2,023.6	62.4
General and administrative (1)	2,555.2	1,594.0	961.2	60.3
Total operating expenses	9,082.1	5,742.9	3,339.2	58.1

Loss from operations	(138.7)	(770.9)	632.1	-82.0

Interest income	293.6	176.4	117.2	66.5
Interest expense	—	(1.8)	1.8	-100.0

Income (loss) before provision for income taxes	154.8	(596.3)	751.2	-126.0
Provision for income taxes	7.5	—	7.5	N/A

Net income (loss)	$147.3	$(596.3)	$743.7	-124.7

(1)           Includes non-cash stock-based compensation expense of:

Research and development	$218.8	$19.9
Sales and marketing	190.9	36.3
General and administrative	327.6	19.8
Total non-cash stock-based compensation expense	$737.2	$76.0

Gross Margin

Diagnostic device gross margin percentage increased to 80.3% for the three months ended March 31, 2006 from 73.0% for the same period in 2005. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006.

Biosensor gross margin percentage increased to 74.9% for the three months ended March 31, 2006 from 73.3% for the same period in 2005. The increase in the biosensor gross margin percentage is primarily due to manufacturing price reductions realized for several of our biosensors during 2005 and the first quarter of 2006 partially offset by a change in the mix of biosensors sold.

Our overall gross margin percentage was 75.6% for the three months ended March 31, 2006 compared to 73.2% for the same period in 2005.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $354,400, or 39.2%, to $1.3 million for the three months ended March 31, 2006 from $904,200 for the same period in 2005. As a percentage of revenues, R&D expenses were 10.6% and 13.3% for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in expenses was primarily due to an increase of $198,900 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R). Also contributing to the increase was an increase of $102,800 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation and an increase of $49,000 in clinical development and supplies costs. These increases are primarily related to efforts expended on the development of a third generation monitor and docking station and on new biosensors.

We expect our spending on R&D will increase during the remainder of 2006 due to additional consulting services and the hiring of several additional employees to support product development efforts as well as increased clinical study costs. We expect R&D expenses, as a percentage of total revenues, to continue to decrease slightly due to an expected increase in revenue. This percentage may vary, however, depending primarily on our revenues for the remainder of 2006.

Sales and Marketing

Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

Sales and marketing expenses increased $2.0 million, or 62.4%, to $5.3 million for the three months ended March 31, 2006 from $3.2 million for the same period in 2005. As a percentage of revenues, sales and marketing expenses were 44.6% and 47.8% for the three months ended March 31, 2006 and March 31, 2005, respectively. The change in expenses was primarily due to an increase of $1.3 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is due to the expansion of the sales force and higher revenues in the first quarter of 2006 compared to the first quarter of 2005.  Also contributing to the change in expenses was an increase of $270,400 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the first quarter of 2006, an increase in stock-based compensation expense of $154,600 due to the adoption of the provisions of SFAS No. 123(R) and an increase of $66,000 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $62,100 in costs for new promotional materials.

We have increased our sales force to 46 employees, including regional sales managers, as of the end of the first quarter of 2006 and expect to add four additional regional sales managers during the second quarter of 2006. For the remainder of 2006, we expect sales and marketing expenses, as a percentage of total revenues, to decrease slightly from the level experienced in 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2006.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $961,200, or 60.3%, to $2.6 million for the three months ended March 31, 2006 from $1.6 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 21.6% and 23.5% for the three months ended March 31, 2006 and March 31, 2005, respectively. The increase in expenses was primarily due to (a) an increase in stock-based compensation expense of $307,700 due to the adoption of the provisions of SFAS No. 123(R); (b) an increase of $135,800 in professional fees for legal services and accounting and audit services; (c) an increase of $118,200 in our insurance costs; (d) an increase of $105,000 in bad debt expense; (e) an increase in personnel costs of $104,200 due to the expansion of staff and increases in employee compensation; and (f) an increase in consulting services of $60,900 primarily to assist the Company with its compliance with the provisions of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder, regarding internal control over financial reporting (“Sarbanes-Oxley 404”) and the adoption of new accounting pronouncements.

We expect our general and administrative expenses to increase during the remainder of 2006 as a result of our expected growth and the expected hiring of additional general and administrative staff to support this growth. Total general and administrative expenses, as a percentage of total revenues, are expected to decrease in 2006, in spite of the anticipated need to hire additional staff. This percentage may vary, however, depending primarily on our revenues for 2006. We expect to be able to leverage existing resources such that the growth in general and administrative expenses is anticipated to be less than the growth in our revenues. Furthermore, while we experienced an increase in professional fees in 2005 largely due to the effect of the first year of compliance with the provisions of Sarbanes-Oxley 404, we do not expect the costs associated with Sarbanes-Oxley 404 to increase in 2006.

Interest Income

Interest income was $293,600 and $176,400 during the three months ended March 31, 2006 and March 31, 2005, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the three months ended March 31, 2006 compared to the same period in 2005 because of increased yields on invested funds in 2006.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of March 31, 2006, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 155 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our diagnostic devices and consumable biosensors, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	March 31, 2006	December 31, 2005	Change	% Change
	($ in thousands)

Cash and cash equivalents	$5,396	$8,170	$(2,774)	-34.0
Short-term held-to-maturity investments	26,972	24,082	2,890	12.0
Total cash, cash equivalents and short-term held-to-maturity investments	$32,368	$32,252	$116	0.4%

During the first three months of 2006, our cash and cash equivalents and short-term held-to-maturity investments increased $116,000, primarily due to $551,100 of proceeds received from the exercise of stock options, offset in part by cash used by operations of $235,800 and capital expenditures of $144,200.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2005 and the three months ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,		Year Ended December 31,
	2006	2005	2005

Days’ sales outstanding (days)	39	44	40
Inventory turnover rate (times per year)	4.0	5.2	4.5

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At March 31, 2006, our DSO was 39 days, a decrease of 1 day as compared to December 31, 2005. This decrease in DSO resulted from increasing revenues and a decrease in the percentage of accounts receivable balances more than 60 days past due. This decrease in the percentage of accounts receivable balances more than 60 days past due was primarily due to more aggressive management of collections and the significant revenue growth in the three months ended March 31, 2006 relative to the more modest increase in our accounts receivable balances during the three months ended March 31, 2006. We continue to focus our efforts on reducing our accounts receivable balances over 60 days past due. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the quarter ended March 31, 2006 was 4.0 times compared to 4.5 times during the year of 2005. The decrease in the inventory turnover rate in the first three months of 2006 as compared to the year ended December 31, 2005 was primarily due to increasing our inventory levels to approximately three months of inventory in our facility in Waltham, MA. We expect to maintain our inventory levels at approximately three months of inventory for the remainder of 2006.

The following sets forth information relating to the sources and uses of our cash:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$(235.8)	$0.1
Net cash provided by (used in) investing activities	(3,089.6)	471.2
Net cash provided by financing activities	551.1	30.2

Cash used in operating activities was approximately $235,800 in the first quarter of 2006, compared with cash provided by operating activities of approximately $100 in the first quarter of 2005. A net use of cash of approximately $1.4 million for our investment in working capital was partly offset by $147,300 in net income and $992,600 in non-cash items, mainly compensation expense associated with stock options. The primary drivers of our investment in working capital were as follows:  Our accounts receivable increased $1.1 million, excluding the change in the allowance for doubtful accounts, due to growth in revenues offset in part by the more rapid collection of amounts due from our customers. Our inventories increased $353,100 due to the growth in our business and a strategic decision to increase inventory levels from two months to three months of purchases. The net loss in the first quarter of 2005 was $596,300 and was offset by cash provided by operating assets and liabilities in the first quarter of 2005 totaling $333,100, including increases in accounts receivable, inventory and accounts payable, and non-cash items totaling $263,300.

Cash used for investing activities was $3.1 million in the first quarter of 2006, compared with cash provided by investing activities of $471,200 in the first quarter of 2005. In the first quarter of 2006 there were net purchases of investments in the amount of approximately $2.9 million, compared with net maturities of investments of $530,400 in the first quarter of 2005. In the first quarter of 2006 and 2005 cash was used for the purchase of fixed assets, in the amount of $144,200 and $59,200, respectively, primarily representing computer equipment.

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

Cash provided by financing activities was $551,100 and $30,200 in the first quarter of 2006 and 2005, respectively. Cash provided by financing activities in the first quarter of 2006 and 2005 represents the proceeds from the exercise of stock options.

During the remainder of 2006, we will be continuing to expend funds in connection with our efforts to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors, products for the diagnosis of additional neuropathies, and the development of a third generation neurodiagnostic system. In connection with the development efforts on a third generation neurodiagnostic system, we expect to continue to incur additional capital expenditures in the second quarter of 2006 for production tooling costs. We also plan to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We also expect to incur capital expenditures for computer hardware and software to support the growth in our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2006, we did not have any off-balance sheet financing arrangements.

 The following table summarizes our principal contractual obligations as of March 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual Obligations	Total	2006	2007 and 2008	2009 and 2010	After 2010
Operating lease obligations	$2,790,000	$697,500	$1,860,000	$232,500	$—
Purchase order obligations	3,162,200	2,398,400	763,800	—	—
License agreement obligations	10,000	10,000	—	—	—
Total contractual obligations	$5,962,200	$3,105,900	$2,623,800	$232,500	$—

In April, 2006, we entered into additional purchase order obligations totaling $4,924,900 for the purchase of inventory. Payments for these obligations are due as follows:  $1,934,800 in 2006 and $2,990,100 in 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with:  our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to accurately predict the size of the market for the NC-stat System; our ability to manage our growth; obtaining necessary regulatory approvals; our reliance on single source third party manufacturers and suppliers to produce our products; reimbursement by third party payors to our customers for procedures performed using the NC-stat System; compliance with applicable quality control and manufacturing standards; compliance with federal and state laws protecting the confidentiality of patient health information and prohibiting “kickbacks” and false or fraudulent claims or adverse publicity or costs relating to any investigation into our practices under these laws; our ability to retain and recruit key management, scientific and sales personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits or claims that may be brought against us; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses; and the other factors described in the section of our Annual Report on Form 10-K titled “Item 1A. Risk Factors”, as updated in Part II, Item1A of this Quarterly Report on Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that they believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, with the exception of the risk factor titled “We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.” We note that the medical device industry has recently experienced heightened focus by regulators such as the Department of Health and Human Services. In the second quarter of 2006, we received a subpoena from the Office of the Inspector General of the Department of Health and Human Services requesting documents from us in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. We are fully cooperating and the government has not instituted proceedings against us relating in any way to this investigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. We expect to continue to use the net proceeds from the initial public offering for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. The aggregate price of the offering amount registered on our behalf was $27.6 million. In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million. From July 21, 2004, the effective date of the registration statement, to March 31, 2006 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated $5.1 million of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $9.5 million of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $661,300 for the purchase of capital equipment. The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering does not represent a material change from the description provided in our prospectus.

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

NEUROMETRIX, INC.

Date: May 10, 2006	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: May 10, 2006	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

*10.1	Executive Officer Compensation Arrangements (2006 Salaries)
10.2	Amended and Restated 2004 Stock Option and Incentive Plan (1)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

(1)  Incorporated herein by reference to Appendix B to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed April 24, 2006 (File No. 000-50856)