Form 10-Q
period 2006-06-30
NeuroMetrix, Inc.
filed 2006-08-09
CIK 1289850

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

12,523,620 shares of common stock, par value $0.0001 per share, were outstanding as of August 4, 2006.

NEUROMETRIX, INC.

FORM 10-Q

Part I
Financial Information

Item 1. Condensed Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$5,161,894	$8,170,037
Short-term held-to-maturity investments	29,502,186	24,081,946
Accounts receivable, net of allowance for doubtful accounts of $525,000 and $400,000 at June 30, 2006 and December 31, 2005, respectively	6,320,363	4,543,339
Inventories, net	2,944,863	2,683,409
Prepaid expenses and other current assets	762,922	614,169
Current portion of deferred costs	280,724	223,009
Total current assets	44,972,952	40,315,909

Restricted cash	1,458,598	1,458,598
Fixed assets, net	973,746	875,551
Deferred costs	302,430	247,013
Total assets	$47,707,726	$42,897,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,599,182	$1,698,583
Accrued compensation	2,290,545	1,959,621
Other accrued expenses	1,146,041	1,213,928
Current portion of deferred revenue	1,012,268	760,613
Total current liabilities	6,048,036	5,632,745

Deferred revenue	1,118,714	885,354
Other long-term liabilities	101,818	130,909
Total liabilities	7,268,568	6,649,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,512,729 and 12,375,276 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	1,251	1,238
Additional paid-in capital	95,579,515	93,212,368
Deferred compensation	(279,726)	(425,623)
Accumulated deficit	(54,861,882)	(56,539,920)
Total stockholders’ equity	40,439,158	36,248,063
Total liabilities and stockholders’ equity	$47,707,726	$42,897,071

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
Diagnostic device	$1,933,594	$960,513	$3,475,031	$1,772,913
Biosensor	12,036,456	7,106,993	22,318,294	13,084,357
Total revenues	13,970,050	8,067,506	25,793,325	14,857,270

Cost of revenues	3,377,466	2,090,064	6,257,379	3,907,789
Gross margin	10,592,584	5,977,442	19,535,946	10,949,481

Operating expenses:
Research and development(1)	1,268,545	1,029,070	2,527,153	1,933,274
Sales and marketing(1)	5,408,315	3,494,499	10,676,568	6,739,150
General and administrative(1)	2,690,772	1,678,480	5,246,021	3,272,520
Total operating expenses	9,367,632	6,202,049	18,449,742	11,944,944

Income (loss) from operations	1,224,952	(224,607)	1,086,204	(995,463)

Interest income	372,348	184,667	665,934	361,047
Interest expense	—	(204)	—	(2,042)

Income (loss) before provision for income taxes	1,597,300	(40,144)	1,752,138	(636,458)
Provision for income taxes	66,600	—	74,100	—

Net income (loss)	$1,530,700	$(40,144)	$1,678,038	$(636,458)

Net income (loss) per common share
Basic	$0.12	$(0.00)	$0.13	$(0.05)
Diluted	$0.12	$(0.00)	$0.13	$(0.05)

Weighted average shares used to compute net income (loss) per common share
Basic	12,485,205	12,085,448	12,450,037	12,064,393
Diluted	13,137,867	12,085,448	13,136,868	12,064,393

(1)             Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$76,967	$19,162	$295,718	$39,042
Sales and marketing	200,147	33,501	391,055	69,770
General and administrative	349,654	19,253	677,208	39,079

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows for operating activities:
Net income (loss)	$1,678,038	$(636,458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	174,314	131,052
Compensation expense associated with stock options	1,363,981	147,891
Provision for doubtful accounts	343,265	50,149
Amortization of premium on investments	102,115	249,417
Provision for income taxes	74,100	—
Changes in operating assets and liabilities:
Accounts receivable	(2,120,289)	(647,549)
Inventories	(261,454)	(733,866)
Prepaid expenses and other current assets	(119,053)	14,229
Accounts payable	(99,401)	594,692
Accrued compensation and other accrued expenses	263,037	490,440
Other long-term liabilities	(29,091)	(29,091)
Deferred revenue and deferred costs	371,883	244,890
Net cash provided by (used in) operating activities	1,741,445	(124,204)

Cash flows for investing activities:
Purchases of investments	(23,752,079)	(7,433,535)
Maturities of investments	18,229,724	8,434,179
Purchases of fixed assets	(272,509)	(245,209)
Net cash provided by (used in) investing activities	(5,794,864)	755,435

Cash flows from financing activities:
Proceeds from exercise of stock options	828,363	73,285
Proceeds from issuance of common stock under employee stock purchase plan	216,913	127,263
Net cash provided by financing activities	1,045,276	200,548

Net increase (decrease) in cash and cash equivalents	(3,008,143)	831,779
Cash and cash equivalents, beginning of period	8,170,037	1,936,241
Cash and cash equivalents, end of period	$5,161,894	$2,768,020

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

The accompanying unaudited balance sheet as of June 30, 2006 and unaudited statements of operations for the three and six month periods ended June 30, 2006 and 2005 and the unaudited statements of cash flows for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

2.             Accounting for Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123”. As a result, beginning January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and has begun reflecting the stock-based compensation expense determined under fair value based methods in statement of operations rather than as pro forma disclosure in the notes to the financial statements. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method.

During 1996, the Company adopted the 1996 Stock Option/Restricted Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan provides for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors and employees of the Company. The maximum number of shares that may be issued pursuant to the 1996 Stock Plan is 156,250. All of the outstanding options under the 1996 Stock Plan are fully vested and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of June 30, 2006, 6,250 shares were subject to outstanding options at a weighted average exercise price of $0.20 per share, 127,962 shares had been issued under the 1996 Stock Plan and no shares were available for future grant. If any options granted under the 1996 Stock Plan are forfeited, such shares are not available for future grant and revert back to the founder.

During 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Stock Plan”). The 1998 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. As of June 30, 2006, 1,250,000 shares of common stock were authorized for issuance under the 1998 Stock Plan, of which 487,709 shares had been issued and 682,812 shares were subject to outstanding options at a weighted average exercise price of $6.66 per share. Outstanding options under the 1998 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. The 1998 Stock Plan was closed to any future grants at the time of the Company’s initial public offering and therefore we will not make any additional grants under the 1998 Stock Plan.

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”). The 2004 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of June 30, 2006, 1,946,022 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 71,559 shares had been issued, 613,066 shares were subject to outstanding options at a weighted average exercise price of $22.78 per share and 1,261,397 shares were available for future grant. In March 2006, the Company’s Board of Directors voted to discontinue the provision of the 2004 Stock Plan which automatically increased the number of options available for grant under the 2004 Stock Plan based on the net increase in the total number of outstanding shares of common stock during the year.

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

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The ESPP is regarded as a compensatory plan according to the provisions of SFAS No. 123(R). Under this plan, the Company has issued 41,911 shares of its common stock through June 30, 2006.

A summary of activity under the Company’s 1996, 1998 and 2004 Stock Plans for the six months ended June 30, 2006 is presented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,120,619	$0.200 - 37.230	$8.3316
Granted at fair value	332,500	27.280 - 38.600	30.6666
Exercised	(87,860)	0.400 - 11.470	6.2722
Forfeited	(41,152)	2.250 - 35.040	19.3486
Outstanding at March 31, 2006	1,324,107	$0.200 - 38.600	$13.7345
Granted at fair value	20,800	26.630 - 38.960	33.2324
Exercised	(40,479)	0.400 - 12.600	7.5839
Forfeited	(2,300)	2.250 - 26.630	23.4500
Outstanding at June 30, 2006	1,302,128	$0.200 - 38.960	$14.2200

The aggregate intrinsic value of options exercised during the second quarter and first six months of 2006 was $841,800 and $3.4 million, respectively.

The following table summarizes information about stock options outstanding at June 30, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.20 — 1.35	24,131	3.2	$0.6663
$2.25 — 2.25	131,523	6.9	$2.2500
$4.48 — 8.00	525,751	8.0	$7.9121
$8.25 — 9.92	189,652	8.5	$9.5921
$10.00 — 14.76	48,871	8.6	$11.2438
$17.34 — 29.65	92,500	9.4	$26.8185
$30.10 — 38.96	289,700	9.5	$31.7401
	1,302,128	8.3	$14.2200

 The following table summarizes information about stock options exercisable at June 30, 2006:

Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.20 — 1.35	24,131	$0.6663
$2.25 — 2.25	66,794	$2.2500
$4.48 — 8.00	263,552	$7.8574
$8.25 — 9.92	29,116	$9.3234
$10.00 — 14.76	9,197	$10.5328
$17.34 — 29.65	750	$18.0133
$30.10 — 38.96	—	N/A
	393,540	$6.6551

The weighted average remaining contractual life for stock options exercisable at June 30, 2006 was 7.50 years. The aggregate intrinsic value for stock options outstanding and exercisable at June 30, 2006 was $21,581,400 and $9,368,200, respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the market price at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net loss and net loss per common share for the second quarter and first six months of 2005 would have been as follows:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(40,144)	$(636,458)
Add employee stock-based compensation expense included in reported net loss	71,916	147,891
Less employee stock-based compensation expense determined under fair value method	(350,630)	(679,663)
Net loss — pro forma	(318,858)	(1,168,230)
Net loss per common share (basic and diluted)
As reported	$(0.00)	$(0.05)
Pro forma	$(0.03)	$(0.10)

The weighted average grant date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the second quarter and first six months of 2006 and the pro forma net income (loss) and earnings (loss) per common share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Risk-free interest rate	4.8%-5.2%	3.5%-4.1%	4.3%-5.2%	3.5%-4.3%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	50.0%	63.7%	50.0%	60.0%
Weighted average fair value of options granted	$16.41	$7.56	$14.96	$5.51

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

The Company recorded stock-based compensation expense for the second quarter and first six months of 2006 of approximately $626,800 and $1.4 million, respectively. Included in the stock-based compensation expense recorded by the Company in the second quarter and first six months of 2006 is (a) $579,200 and $1.1 million, respectively, in compensation expense relating to stock-options granted to employees subsequent to the Company’s July 2004 initial public offering (“IPO”) that are accounted for according to the provisions of SFAS No. 123(R); (b) a $52,300 reduction of compensation expense and $49,000 in compensation expense related to stock options granted to non-employees that are accounted for according to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”); (c) $38,000 and $75,900, respectively, in compensation expense related to the ESPP and accounted for under the provisions of SFAS No. 123(R) and (d) $61,800 and $125,900, respectively, in compensation expense relating to stock options granted to employees prior to the Company’s initial public offering that are being accounted for using the intrinsic value method according to the provisions of SFAS No. 123(R).

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period according to the provisions of EITF No. 96-18. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the remaining vesting period, a risk-free interest rate corresponding to the expected term, an expected volatility of 50% and a dividend yield of zero.

Deferred compensation was recorded in connection with stock option grants made prior to the Company’s IPO. The deferred compensation represents the difference between the estimated market value of common stock on the date of grant and the exercise price associated with the stock options. The deferred compensation is amortized to expense over the vesting period of the related stock options. The unamortized balance of deferred compensation as of June 30, 2006 is approximately $279,700.

Total unrecognized stock-based compensation costs related to non-vested stock options was approximately $7,087,300 as of June 30, 2006 which related to approximately 908,600 shares with a per share weighted fair value of $7.81. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.3 years.

The Company has no tax windfall or shortfall as of June 30, 2006 as a result of having a 100% valuation allowance established against deferred tax assets.

3.             Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method).

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Basic:
Net income (loss) available to common stockholders	$1,530,700	$(40,144)	$1,678,038	$(636,458)

Weighted average shares	12,485,205	12,085,448	12,450,037	12,064,393

Basic income (loss) per common share	$0.12	$(0.00)	$0.13	$(0.05)

Diluted:
Net income (loss) available to common stockholders	$1,530,700	$(40,144)	$1,678,038	$(636,458)

Weighted average shares	12,485,205	12,085,448	12,450,037	12,064,393
Effect of stock options	652,662	—	686,831	—
Weighted average shares, as adjusted	13,137,867	12,085,448	13,136,868	12,064,393

Diluted income (loss) per common share	$0.12	$(0.00)	$0.13	$(0.05)

The following potentially dilutive common shares were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Options outstanding	375,200	1,278,780	396,700	1,278,780

4.             Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Purchased components	$287,898	$276,167
Finished goods	2,656,965	2,407,242
	$2,944,863	$2,683,409

5.             Other Balance Sheet Items

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Professional services	$291,289	$438,519
Other	854,752	775,409
	$1,146,041	$1,213,928

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

The following is a rollforward of the Company’s accrued warranty liability for the three and six month periods ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Balance at beginning of period	$53,162	$64,182	$64,122	$59,876
Accrual for warranties	130,316	79,622	223,844	139,316
Settlements made	(138,351)	(72,451)	(242,839)	(127,839)
Balance at end of period	$45,127	$71,353	$45,127	$71,353

There have been no adjustments to the amounts disclosed above for prior periods.

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

Reimbursement from third-party payers is an important element of success for medical products companies. Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. At any point in time, a number of third-party payors may take the position of not reimbursing our customers for their use of the NC-stat System. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System. One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have increased our sales force to 50 employees, including 46 regional sales managers, as of June 30, 2006. We have also expanded the network of independent sales agents we use to generate sales leads for our regional sales managers through the signing of an agreement with Physician Sales & Service (“PSS”). PSS has a direct sales force of nearly 700 representatives. As a result we now have over 1,000 independent sales agents assisting us in our efforts to penetrate the market of primary care and specialty care physicians. We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We plan to monitor our business as it grows and appropriately acquire and allocate resources to address these issues, with a goal of sustaining profitable growth.

Our financial objective is to grow our business through the sale of the NC-stat System and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. Our efforts in the remainder of 2006 will continue to focus primarily on sales of the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration. During the first six months of 2006, we continued efforts on improvements to our biosensors, on the development of new biosensors, on the development of products to diagnose additional neuropathies, and on the development of a third generation neurodiagnostic system. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of growing the business and achieving sustainable profitability.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123” (“SFAS No. 148”). This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and have begun reflecting the stock-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. Prior period results have not been restated. We use the Black-Scholes option pricing model for determining the fair value of its stock options and amortize our stock-based compensation expense using the straight-line method. During the first six months of 2006, we recorded stock-based compensation of approximately $1.4 million. We expect stock-based compensation expense recognized in accordance with the provisions of SFAS 123(R) in each of the remaining quarters of 2006 to be relatively consistent with the amount recognized in the first six months of 2006, but this amount could increase if there are additional stock options granted. The stock-based compensation expense recognized in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for option grants to non-employees may vary significantly based on the performance of the Company’s stock price since these grants are valued at the end of each reporting period.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Diagnostic device	13.8%	11.9%	13.5%	11.9%
Biosensor	86.2	88.1	86.5	88.1
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	24.2	25.9	24.3	26.3

Gross margins	75.8	74.1	75.7	73.7

Operating expenses:
Research and development	9.1	12.8	9.8	13.0
Sales and marketing	38.7	43.3	41.4	45.4
General and administrative	19.3	20.8	20.3	22.0
Total operating expenses	67.1	76.9	71.5	80.4
Income (loss) from operations	8.8	-2.8	4.2	-6.7
Interest income (expense), net	2.7	2.3	2.6	2.4
Income (loss) before provision for income taxes	11.4	-0.5	6.8	-4.3
Provision for income taxes	0.5	—	0.3	—
Net income (loss)	11.0%	-0.5%	6.5%	-4.3%

Comparison of Three Months Ended June 30, 2006 and June 30, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2006	2005	Change	% Change

Customers	4,068	2,696	1,372	50.9%

	Three Months Ended June 30,
	2006	2005	Change	% Change
Biosensor units used	287,200	173,100	114,100	65.9%

	($ in thousands)
Revenues:
Diagnostic device	$1,933.6	$960.5	$973.1	101.3
Biosensor	12,036.5	7,107.0	4,929.5	69.4
Total revenues	$13,970.1	$8,067.5	$5,902.5	73.2%

Diagnostic device revenues were $1.9 million and $960,500 for the three months ended June 30, 2006 and June 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $973,100, or 101.3%. Of this increase, approximately $777,900 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers. In addition, approximately $195,100 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average selling price during the three months ended June 30, 2006 as compared to the same period in 2005. Diagnostic device revenues accounted for 13.8% and 11.9% of our total revenues for the three months ended June 30, 2006 and June 30, 2005, respectively.

Biosensor revenues were $12.0 million and $7.1 million for the three months ended June 30, 2006 and June 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $4.9 million, or 69.4%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. Biosensor revenues accounted for 86.2% and 88.1% of our total revenues for the three months ended June 30, 2006 and June 30, 2005, respectively.

Our customers used 287,200 biosensor units in the three months ended June 30, 2006, compared to 173,100 units for the same period in 2005, an increase for the comparative periods of 114,100 units, or 65.9%. This increase in biosensor usage is primarily the result of the increase in the customer base and increased usage per customer.

Our total revenues were $14.0 million and $8.1 million for the three months ended June 30, 2006 and June 30, 2005 respectively, representing a year-over-year increase for the comparative periods of $5.9 million, or 73.2%. During the 12-month period ending June 30, 2006, a total of 4,068 customers used our NC-stat System compared to 2,696 customers for the same period ending June 30, 2005. This represents a 50.9% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2006 as a result of the recent expansion of our sales force, which grew from 36 employees as of December 31, 2005 to 50 employees at the end of the second quarter of 2006, and as a result of the expansion of our network of independent sales agents, with the addition of PSS and their nearly 700 sales representatives. However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Three Months Ended June 30,
	2006	2005	Change	% Change
	($ in thousands)
Cost of revenues:
Diagnostic device	$358.8	$259.8	$99.0	38.1%
Biosensor	3,018.7	1,830.3	1,188.4	64.9
Total costs of revenues	3,377.5	2,090.1	1,287.4	61.6

Gross Margin:
Diagnostic device	1,574.8	700.7	874.1	124.7
Biosensor	9,017.8	5,276.7	3,741.0	70.9
Total gross margin	10,592.6	5,977.4	4,615.1	77.2

Gross Margin %:
Diagnostic device	81.4%	73.0%
Biosensor	74.9	74.2
Total gross margin %	75.8	74.1

Operating Expenses:
Research and development(1)	1,268.5	1,029.1	239.5	23.3
Sales and marketing(1)	5,408.3	3,494.5	1,913.8	54.8
General and administrative(1)	2,690.8	1,678.5	1,012.3	60.3
Total operating expenses	9,367.6	6,202.0	3,165.6	51.0

Income (loss) from operations	1,225.0	(224.6)	1,449.6	-645.4

Interest income	372.3	184.7	187.7	101.6
Interest expense	—	(0.2)	0.2	-100.0

Income (loss) before provision for income taxes	1,597.3	(40.1)	1,637.4	-4,078.9
Provision for income taxes	66.6	—	66.6	N/A
Net income (loss)	$1,530.7	$(40.1)	$1,570.8	-3,913.0

(1)             Includes non-cash stock-based compensation expense of:

Research and development	$77.0	$19.2
Sales and marketing	200.1	33.5
General and administrative	349.7	19.3

Gross Margin

Diagnostic device gross margin increased to $1.6 million, or 81.4% of revenues, for the three months ended June 30, 2006 from $700,700, or 73.0% of revenues, for the same period in 2005. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006.

Biosensor gross margin increased to $9.0 million, or 74.9% of revenues, for the three months ended June 30, 2006 from $5.3 million, or 74.2% of revenues, for the same period in 2005. The increase in the biosensor gross margin percentage is primarily due to manufacturing price reductions realized for several of our biosensors during the second half of 2005 and the first quarter of 2006 partially offset by a change in the mix of biosensors sold.

Our overall gross margin was $10.6 million, or 75.8% of revenues, for the three months ended June 30, 2006 compared to $6.0 million, or 74.1% of revenues, for the same period in 2005.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $239,500, or 23.3%, to $1.3 million for the three months ended June 30, 2006 from $1.0 million for the same period in 2005. As a percentage of revenues, R&D expenses were 9.1% and 12.8% for the three months ended June 30, 2006 and June 30, 2005, respectively. The increase in expenses was primarily due to an increase of $198,400 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation. Also contributing to the increase was an increase of $57,800 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R).

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

Sales and marketing expenses increased $1.9 million, or 54.8%, to $5.4 million for the three months ended June 30, 2006 from $3.5 million for the same period in 2005. As a percentage of revenues, sales and marketing expenses were 38.7% and 43.3% for the three months ended June 30, 2006 and June 30, 2005, respectively. The change in expenses was primarily due to an increase of $1.0 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is due to the expansion of the sales force and higher revenues in the second quarter of 2006 compared to the second quarter of 2005. Also contributing to the change in expenses was an increase of $401,600 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the second quarter of 2006, an increase in stock-based compensation expense of $166,600 due to the adoption of the provisions of SFAS No. 123(R) and an increase of $161,900 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $71,300 in costs for new promotional materials.

We have increased our sales force to 50 employees, including 46 regional sales managers, as of the end of the second quarter of 2006. For the remainder of 2006, we expect sales and marketing expenses, as a percentage of total revenues, to decrease slightly from the level experienced in 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2006.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $1.0 million, or 60.3%, to $2.7 million for the three months ended June 30, 2006 from $1.7 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 19.3% and 20.8% for the three months ended June 30, 2006 and June 30, 2005, respectively. The increase in expenses was primarily due to (a) an increase in stock-based compensation expense of $330,400 due to the adoption of the provisions of SFAS No. 123(R); (b) an increase of $185,000 in bad debt expense; (c) an increase of $165,300 in professional fees for legal services and accounting and audit services; (d) an increase of $70,100 in recruiting costs associated with new hires; (e) an increase in credit card and bank fees of $61,200 related to increased customer transactions; and (f) an increase in printing costs of $40,500 related to the Company’s annual report and proxy statement.

We expect our general and administrative expenses to increase during the remainder of 2006 as a result of our expected growth and the expected hiring of additional general and administrative staff to support this growth. Total general and administrative expenses, as a percentage of total revenues, are expected to decrease in 2006, in spite of the anticipated need to hire additional staff. This percentage may vary, however, depending primarily on our revenues for 2006. We expect to be able to leverage existing resources such that the growth in general and administrative expenses is anticipated to be less than the growth in our revenues. Furthermore, while we experienced an increase in professional fees in 2005 largely due to the effect of the first year of compliance with the provisions of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley 404”), we do not expect the costs associated with Sarbanes-Oxley 404 to increase in 2006.

Interest Income and Expense

Interest income was $372,300 and $184,700 during the three months ended June 30, 2006 and June 30, 2005, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the three months ended June 30, 2006 compared to the same period in 2005 because of increased yields on invested funds in 2006. Interest expense was immaterial for all periods presented.

Comparison of Six Months Ended June 30, 2006 and June 30, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2006	2005	Change	% Change
Customers	4,068	2,696	1,372	50.9%

	Six Months Ended June 30,
	2006	2005	Change	% Change
Biosensor units used	542,800	310,700	232,100	74.7%

	($ in thousands)
Revenues:
Diagnostic device	$3,475.0	$1,772.9	$1,702.1	96.0
Biosensor	22,318.3	13,084.4	9,233.9	70.6
Total revenues	$25,793.3	$14,857.3	$10,936.1	73.6%

Diagnostic device revenues were $3.5 million and $1.8 million for the six months ended June 30, 2006 and June 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $1.7 million or 96.0%. Of this increase, approximately $1.4 million is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers. In addition, approximately $319,700 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average selling price during the six months ended June 30, 2006 as compared to the same period in 2005. Diagnostic device revenues accounted for 13.5% and 11.9% of our total revenues for the six months ended June 30, 2006 and June 30, 2005, respectively.

Biosensor revenues were $22.3 million and $13.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $9.2 million, or 70.6%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. Biosensor revenues accounted for 86.5% and 88.1% of our total revenues for the six months ended June 30, 2006 and June 30, 2005, respectively.

Our customers used 542,800 biosensor units in the six months ended June 30, 2006, compared to 310,700 units for the same period in 2005, an increase for the comparative periods of 232,100 units, or 74.7%. This increase in biosensor usage is primarily the result of the increase in the customer base and increased usage per customer.

Our total revenues were $25.8 million and $14.9 million for the six months ended June 30, 2006 and June 30, 2005 respectively, representing a year-over-year increase for the comparative periods of $10.9 million, or 73.6%. During the 12-month period ending June 30, 2006, a total of 4,068 customers used our NC-stat System compared to 2,696 customers for the same period ending June 30, 2005. This represents a 50.9% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Six Months Ended June 30,
	2006	2005	Change	% Change
	($ in thousands)
Cost of revenues:
Diagnostic device	$661.8	$478.9	$182.9	38.2%
Biosensor	5,595.6	3,428.9	2,166.7	63.2
Total costs of revenues	6,257.4	3,907.8	2,349.6	60.1

Gross Margin:
Diagnostic device	2,813.2	1,294.0	1,519.2	117.4
Biosensor	16,722.7	9,655.5	7,067.3	73.2
Total gross margin	19,535.9	10,949.5	8,586.5	78.4

Gross Margin %:
Diagnostic device	81.0%	73.0%
Biosensor	74.9	73.8
Total gross margin %	75.7	73.7

Operating Expenses:
Research and development(1)	2,527.2	1,933.3	593.9	30.7
Sales and marketing(1)	10,676.6	6,739.1	3,937.4	58.4
General and administrative(1)	5,246.0	3,272.5	1,973.5	60.3
Total operating expenses	18,449.7	11,944.9	6,504.8	54.5

Income (loss) from operations	1,086.2	(995.5)	2,081.7	-209.1

Interest income	665.9	361.0	304.9	84.4
Interest expense	—	(2.0)	2.0	-100.0

Income (loss) before provision for income taxes	1,752.1	(636.5)	2,388.6	-375.3
Provision for income taxes	74.1	—	74.1	N/A

Net income (loss)	$1,678.0	$(636.5)	$2,314.5	-363.7

(1)             Includes non-cash stock-based compensation expense of:

Research and development	$295.7	$39.0
Sales and marketing	391.1	69.8
General and administrative	677.2	39.1

Gross Margin

Diagnostic device gross margin increased to $2.8 million, or 81.0% of revenues, for the six months ended June 30, 2006 from $1.3 million, or 73.0% of revenues, for the same period in 2005. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006.

Biosensor gross margin increased to $16.7 million, or 74.9% of revenues, for the six months ended June 30, 2006 from $9.7 million, or 73.8% of revenues, for the same period in 2005. The increase in the biosensor gross margin percentage is primarily due to manufacturing price reductions realized for several of our biosensors during the second half of 2005 and the first quarter of 2006 partially offset by a change in the mix of biosensors sold.

Our overall gross margin was $19.5 million, or 75.7% of revenues, for the six months ended June 30, 2006 compared to $10.9 million, or 73.7% of revenues, for the same period in 2005.

Research and Development

R&D expenses increased $593,900 or 30.7%, to $2.5 million for the six months ended June 30, 2006 from $1.9 million for the same period in 2005. As a percentage of revenues, R&D expenses were 9.8% and 13.0% for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in expenses was primarily due to an increase of $301,200 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation. This increase is primarily related to efforts expended on the development of a third generation monitor and docking station and on new biosensors. Also contributing to the increase was an increase of $256,700 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R).

Sales and Marketing

Sales and marketing expenses increased $3.9 million, or 58.4%, to $10.7 million for the six months ended June 30, 2006 from $6.7 million for the same period in 2005. As a percentage of revenues, sales and marketing expenses were 41.4% and 45.4% for the six months ended June 30, 2006 and June 30, 2005, respectively. The change in expenses was primarily due to an increase of $2.4 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is due to the expansion of the sales force and higher revenues in the first six months of 2006 compared to the first six months of 2005. Also contributing to the change in expenses was an increase of $672,000 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the first six months of 2006, an increase in stock-based compensation expense of $321,300 due to the adoption of the provisions of SFAS No. 123(R) and an increase of $227,900 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $133,400 in costs for new promotional materials.

General and Administrative

General and administrative expenses increased $2.0 million, or 60.3%, to $5.2 million for the six months ended June 30, 2006 from $3.3 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 20.3% and 22.0% for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase in expenses was primarily due to (a) an increase in stock-based compensation expense of $638,100 due to the adoption of the provisions of SFAS No. 123(R); (b) an increase of $301,200 in professional fees for legal services and accounting and audit services; (c) an increase of $290,100 in bad debt expense; (d) an increase in personnel costs of $153,100 due to the expansion of staff and increases in employee compensation; (e) an increase of $120,800 in our insurance costs; (f) an increase in consulting services of $113,500 primarily to assist the Company with its compliance with Sarbanes-Oxley 404 and the adoption of new accounting pronouncements; and (g) an increase in credit card and bank fees of $112,300 related to increased customer transactions.

Interest Income and Expense

Interest income was $665,900 and $361,000 during the six months ended June 30, 2006 and June 30, 2005, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the six months ended June 30, 2006 compared to the same period in 2005 because of increased yields on invested funds in 2006. Interest expense was immaterial for all periods presented.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of June 30, 2006, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 171 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our diagnostic devices and consumable biosensors, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	June 30, 2006	December 31, 2005	Change	% Change
	($ in thousands)
Cash and cash equivalents	$5,162	$8,170	$(3,008)	-36.8
Short-term held-to-maturity investments	29,502	24,082	5,420	22.5
Total cash, cash equivalents and short-term held-to-maturity investments	$34,664	$32,252	$2,412	7.5%

During the first six months of 2006, our cash and cash equivalents and short-term held-to-maturity investments increased $2.4 million, primarily due to $1.7 million of cash provided by operations and $1.0 million of proceeds received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset in part by cash used for capital expenditures of $272,500.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2005 and the three months ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,		Year Ended December 31,
	2006	2005	2005
Days’ sales outstanding (days)	38	40	40
Inventory turnover rate (times per year)	4.5	4.8	4.5

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At June 30, 2006, our DSO was 38 days, a decrease of 2 days as compared to December 31, 2005, primarily due to the effect of increased revenues. We continue to focus our efforts on reducing our accounts receivable balances over 60 days past due. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover was 4.5 times for the quarter ended June 30, 2006 and the year of 2005. We expect to maintain our inventory levels at approximately two to three months of inventory during the remainder of 2006.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2006	2005
	(in thousands)
Net cash provided by (used in) operating activities	$1,741.4	$(124.2)
Net cash provided by (used in) investing activities	(5,794.9)	755.4
Net cash provided by financing activities	1,045.3	200.5

Cash provided by operating activities was approximately $1.7 million in the first six months of 2006, compared with cash used in operating activities of approximately $124,200 in the first six months of 2005. A net use of cash of approximately $2.0 million for our investment in working capital was offset by $1.7 million in net income and $2.1 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers of our investment in working capital were as follows: Our accounts receivable increased $2.1 million, excluding the change in the allowance for doubtful accounts, due to growth in revenues offset in part by the more rapid collection of amounts due from our customers. Our inventories increased $261,500 primarily due to the growth in our business. The net loss in the first six months of 2005 of $636,500 and increases of $647,500 in accounts receivable and $733,900 in inventories were offset by increases in accounts payable and accrued expenses of $594,700 and $490,400, respectively.

Cash used for investing activities was $5.8 million in the first six months of 2006, compared with cash provided by investing activities of $755,400 in the first six months of 2005. In the first six months of 2006 there were net purchases of investments in the amount of approximately $5.5 million, compared with net maturities of investments of approximately $1.0 million in the first six months of 2005. In the first six months of 2006 and 2005 cash was used for the purchase of fixed assets, in the amount of $272,500 and $245,200, respectively, primarily representing computer equipment in 2006 and leasehold improvements and tooling equipment for new products in 2005.

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

Cash provided by financing activities was $1.0 million and $200,500 in the first six months of 2006 and 2005, respectively. Cash provided by financing activities in the first six months of 2006 and 2005 represents the proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

During the remainder of 2006, we will be continuing to expend funds in connection with our efforts to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors, products for the diagnosis of additional neuropathies, and the development of a third generation neurodiagnostic system. In connection with the development efforts on a third generation neurodiagnostic system, we expect to continue to incur additional capital expenditures during the remainder of 2006 for production tooling costs. We also plan to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We also expect to incur capital expenditures for computer hardware and software to support the growth in our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements

As of June 30, 2006, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to accurately predict the size of the market for the NC-stat System; our ability to manage our growth; obtaining necessary regulatory approvals; our reliance on single source third party manufacturers and suppliers to produce our products; reimbursement by third party payors to our customers for procedures performed using the NC-stat System; compliance with applicable quality control and manufacturing standards; compliance with federal and state laws protecting the confidentiality of patient health information and prohibiting “kickbacks” and false or fraudulent claims or adverse publicity or costs relating to any investigation into our practices under these laws; our ability to retain and recruit key management, scientific and sales personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; competition; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits or claims that may be brought against us; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses; and the other factors described in the section of our Annual Report on Form 10-K titled “Item 1A. Risk Factors”, as updated in Part II, Item1A of our Quarterly Report on Form 10-Q  for the period ended March 31, 2006 and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that they believe that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, except as previously noted in our Form 10-Q for the three months ended March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. We expect to continue to use the net proceeds from the initial public offering for general corporate purposes, including to expand our selling and marketing and services organizations, develop new distribution channels, expand our research and development efforts, improve our operational and financial systems and for other working capital purposes. We may also use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. We have no specific understandings, commitments or agreements with respect to any such acquisition or investment. Except as set forth below, we have not allocated any portion of the net proceeds for any specific purpose. The aggregate price of the offering amount registered on our behalf was $27.6 million. In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million. From July 21, 2004, the effective date of the registration statement, to June 30, 2006 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated $6.2 million of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $13.1 million of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $789,600 for the purchase of capital equipment. The remainder of the net proceeds have been invested in marketable, investment grade, interest-bearing securities pending their use. Our use of the proceeds from our initial public offering does not represent a material change from the description provided in our prospectus.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 24, 2006, our stockholders voted as follows:

(a)           To elect two members to the Board of Directors as Class II Directors, to serve until the Company’s 2009 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Vote “For”	Vote Withheld

Shai N. Gozani, M.D., Ph.D.	11,214,216	202,209
Charles R. LaMantia	11,233,615	182,810

There were no broker non-votes or abstentions with respect to this matter.  The terms in office of Allen J. Hinkle, M.D., David E. Goodman, M.D., Jonathan T. Lord, M.D. and W. Mark Lortz continued after the annual meeting.

(b)           To approve an amendment to the Company’s Restated and Amended 2004 Stock Option and Incentive Plan, to increase the number of shares of the Company’s common stock, $0.0001 par value per share, reserved for issuance thereunder by 1,000,000 shares.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes
8,456,165	1,160,875	12,968	1,786,417

(c)          To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for the year ending December 31, 2006.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes
11,406,453	1,615	8,357	—

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

NEUROMETRIX, INC.

Date: August 9, 2006	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: August 9, 2006	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

3.1	Form of Second Amended and Restated By-laws of NeuroMetrix, Inc.(1)
3.2	Form of Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc.(1)
4.1	Specimen certificate for shares of common stock(1)
†10.1	Manufacturing and Supply Agreement dated August 2, 2006 by and between NeuroMetrix, Inc. and Parlex Polymer Flexible Circuits, Inc.(2)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

†                     Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(1)             Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on From S-1 (Registration No. 333-115440).

(2)             Incorporated herein by reference to NeuroMetrix, Inc.’s Periodic Report on Form 8-K filed on August 2, 2006 (Registration No. 000-50856).