Form 10-Q
period 2006-09-30
NeuroMetrix, Inc.
filed 2006-11-09
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒            Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

12,581,786 shares of common stock, par value $0.0001 per share, were outstanding as of November 3, 2006.

NEUROMETRIX, INC.

FORM 10-Q

Part I

Financial Information

Item 1. Condensed Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$6,567,007	$8,170,037
Short-term held-to-maturity investments	31,569,544	24,081,946
Accounts receivable, net of allowance for doubtful accounts of $575,000 and $400,000 at September 30, 2006 and December 31, 2005, respectively	7,785,011	4,543,339
Inventories, net	2,818,133	2,683,409
Prepaid expenses and other current assets	741,839	614,169
Current portion of deferred costs	316,746	223,009
Total current assets	49,798,280	40,315,909

Restricted cash	1,458,598	1,458,598
Fixed assets, net	999,256	875,551
Deferred costs	335,708	247,013
Total assets	$52,591,842	$42,897,071

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,864,200	$1,698,583
Accrued compensation	2,703,798	1,959,621
Other accrued expenses	1,669,071	1,213,928
Current portion of deferred revenue	1,165,745	760,613
Total current liabilities	7,402,814	5,632,745

Deferred revenue	1,267,788	885,354
Other long-term liabilities	87,273	130,909
Total liabilities	8,757,875	6,649,008

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,581,786 and 12,375,276 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,258	1,238
Additional paid-in capital	96,467,661	93,212,368
Deferred compensation	(186,700)	(425,623)
Accumulated deficit	(52,448,252)	(56,539,920)
Total stockholders’ equity	43,833,967	36,248,063
Total liabilities and stockholders’ equity	$52,591,842	$42,897,071

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
Diagnostic device	$2,203,706	$1,133,378	$5,678,737	$2,906,291
Biosensor	13,057,545	7,976,058	35,375,839	21,060,415
Total revenues	15,261,251	9,109,436	41,054,576	23,966,706

Cost of revenues	3,735,952	2,317,841	9,993,331	6,225,630
Gross margin	11,525,299	6,791,595	31,061,245	17,741,076

Operating expenses:
Research and development(1)	1,288,151	929,905	3,815,304	2,863,179
Sales and marketing(1)	5,666,314	3,489,091	16,342,882	10,228,241
General and administrative(1)	2,526,281	1,821,878	7,772,302	5,094,398
Total operating expenses	9,480,746	6,240,874	27,930,488	18,185,818

Income (loss) from operations	2,044,553	550,721	3,130,757	(444,742)

Interest income	435,977	218,544	1,101,911	579,591
Interest expense	—	—	—	(2,042)

Income before provision for income taxes	2,480,530	769,265	4,232,668	132,807
Provision for income taxes	66,900	—	141,000	—

Net income	$2,413,630	$769,265	$4,091,668	$132,807

Net income per common share:
Basic	$0.19	$0.06	$0.33	$0.01
Diluted	$0.18	$0.06	$0.31	$0.01

Weighted average shares used to compute net income per common share:
Basic	12,539,709	12,187,835	12,477,152	12,105,992
Diluted	13,095,430	13,103,158	13,126,593	12,880,666

(1)               Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$57,741	$19,162	$353,459	$58,204
Sales and marketing	224,092	67,824	615,147	137,594
General and administrative	353,399	24,629	1,030,607	63,708

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows for operating activities:
Net income	$4,091,668	$132,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	271,357	204,033
Compensation expense associated with stock options	1,999,213	259,506
Provision for doubtful accounts	515,922	180,199
Amortization of premium on investments	152,119	357,997
Provision for income taxes	141,000	—
Changes in operating assets and liabilities:
Accounts receivable	(3,757,594)	(1,214,302)
Inventories	(134,724)	(838,782)
Prepaid expenses and other current assets	(127,670)	153,896
Accounts payable	165,617	368,763
Accrued compensation and other accrued expenses	1,199,320	783,145
Other long-term liabilities	(43,636)	(43,636)
Deferred revenue and deferred costs	605,134	406,889
Net cash provided by operating activities	5,077,726	750,515

Cash flows for investing activities:
Purchases of investments	(35,469,441)	(13,310,598)
Maturities of investments	27,829,724	13,504,592
Purchases of fixed assets	(395,062)	(314,350)
Release of restricted cash	—	438,600
Net cash provided by (used in) investing activities	(8,034,779)	318,244

Cash flows from financing activities:
Proceeds from exercise of stock options	1,137,110	171,356
Proceeds from issuance of common stock under employee stock purchase plan	216,913	127,263
Net cash provided by financing activities	1,354,023	298,619

Net increase (decrease) in cash and cash equivalents	(1,603,030)	1,367,378
Cash and cash equivalents, beginning of period	8,170,037	1,936,241
Cash and cash equivalents, end of period	$6,567,007	$3,303,619

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

The accompanying unaudited balance sheet as of September 30, 2006 and unaudited statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the unaudited statements of cash flows for the nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2005 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a comprehensive framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. The Company will adopt SFAS No. 157 in the first quarter of 2008. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. The Company does not expect this standard to have a material effect on its financial position, results of operations or cash flows.

2.             Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123”. As a result, beginning January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and has begun reflecting the stock-based compensation expense determined under fair value based methods in statement of operations rather than as pro forma disclosure in the notes to the financial statements. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method.

During 1996, the Company adopted the 1996 Stock Option/Restricted Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan provides for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors and employees of the Company. The maximum number of shares that may be issued pursuant to the 1996 Stock Plan is 156,250. All of the outstanding options under the 1996 Stock Plan are fully vested and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of September 30, 2006, all shares had been issued under the 1996 Stock Plan.

During 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Stock Plan”). The 1998 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. Outstanding options under the 1998 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of September 30, 2006, 1,250,000 shares of common stock were authorized for issuance under the 1998 Stock Plan, of which 533,290 shares had been issued and 637,033 shares were subject to outstanding options at a weighted average exercise price of $7.01 per share. The 1998 Stock Plan was closed to any future grants at the time of the Company’s initial public offering and therefore we will not make any additional grants under the 1998 Stock Plan.

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”). The 2004 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, consultants and employees of the Company. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of September 30, 2006, 1,946,022 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 88,785 shares had been issued, 601,996 shares were subject to outstanding options at a weighted average exercise price of $23.06 per share and 1,255,241 shares were available for future grant. In March 2006, the Company’s Board of Directors voted to discontinue the provision of the 2004 Stock Plan which automatically increased the number of options available for grant under the 2004 Stock Plan based on the net increase in the total number of outstanding shares of common stock during the year.

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

Certain stock options granted prior to January 1, 2006 covering a total of 15,480 shares were modified during the third quarter of 2006 to increase the exercise price to the fair market value as of the original date of grant. These stock options were originally issued at a discount to fair market value in the first half of 2004 prior to the Company’s initial public offering. The grants have been revalued using the Black Scholes option pricing model and for unvested shares, the sum of the difference between fair value immediately before and after the modifications and the remaining original intrinsic value is being amortized to expense over the remaining vesting period.

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

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The ESPP is regarded as a compensatory plan according to the provisions of SFAS No. 123(R). Under this plan, the Company has issued 41,911 shares of its common stock through September 30, 2006.

A summary of activity under the Company’s 1996, 1998 and 2004 Stock Plans for the nine months ended September 30, 2006 is presented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,120,619	$0.200 - 37.230	$8.3316
Granted at fair value	370,800	19.550 - 38.960	30.5098
Exercised	(197,396)	0.200 - 12.600	5.7606
Forfeited	(54,994)	2.250 - 36.111	21.7347
Outstanding at September 30, 2006	1,239,029	$0.400 - 38.960	$14.8092

The aggregate intrinsic value of options exercised during the third quarter and first nine months of 2006 was $1,564,700 and $5,250,400, respectively.

The following table summarizes information about stock options outstanding at September 30, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.40 — 4.48	116,204	6.5	$2.4675
$8.00 — 8.00	514,375	7.7	8.0000
$8.25 — 9.78	72,705	8.1	9.1550
$9.90 — 14.76	147,045	8.4	10.3360
$17.34 — 29.50	105,500	9.3	26.4348
$30.10 — 38.96	283,200	9.3	31.6841
	1,239,029	8.2	$14.8092

The following table summarizes information about stock options exercisable at September 30, 2006:

Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.40 — 4.48	57,254	$2.4278
$8.00 — 8.00	286,842	8.0000
$8.25 — 9.78	24,360	9.1633
$9.90 — 14.76	15,905	10.5103
$17.34 — 29.50	7,812	24.9936
$30.10 — 38.96	—	N/A
	392,173	$7.6991

The weighted average remaining contractual life for stock options exercisable at September 30, 2006 was 7.54 years. The aggregate intrinsic value for stock options outstanding and exercisable at September 30, 2006 was $9,580,900 and $4,483,600 respectively.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the fair value at the date of grant. Had the fair value based method as prescribed by SFAS No. 123 been applied by the Company, the effect on net income (loss) and net income (loss) per common share for the third quarter and first nine months of 2005 would have been as follows:

	Three months Ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$769,265	$132,807
Add employee stock-based compensation expense included in reported net income	111,615	259,506
Less employee stock-based compensation expense determined under fair value method	(364,551)	(1,044,214)
Net income (loss) — pro forma	516,329	(651,901)
Net income (loss) per common share (basic and diluted)
As reported	$0.06	$0.01
Pro forma	$0.04	$(0.05)

The weighted average grant date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the third quarter and first nine months of 2006 and the pro forma net income (loss) and net income (loss) per common share information presented above has been calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Risk-free interest rate	4.5%-5.2%	3.7%-4.1%	4.3%-5.2%	3.5%-4.3%
Expected dividend yield	—	—	—	—
Expected option term	5 years	5 years	5 years	5 years
Volatility	70.0%	53.6%	50.0%-70.0%	58.6%
Weighted average fair value of options granted	$14.97	$13.03	$14.96	$6.40

The risk-free interest rate assumption was based on the United States Treasury’s constant maturity rate for a five year term (corresponding to the expected option term) on the date the option was granted. The assumed dividend yield was based on the Company’s expectation of future dividend payouts. The expected option term of five years was estimated based on an analysis of actual option exercises and a review of comparable medical device companies. The volatility assumption was based on weekly historical volatility during the time period that corresponds to the expected option term, a review of comparable medical device companies and expected future stock price volatility. The post-vesting forfeiture rate is based on the historical and projected average turnover rate using four classifications of employees. These assumptions will be evaluated and revised as necessary based on changes in market conditions and historical experience.

The Company uses the Black-Scholes option pricing model for determining the fair value of shares of common stock issued or to be issued under the ESPP. The following assumptions were used in determining fair value: The risk-free interest rate assumption was based on the United States Treasury’s constant maturity rate for a period of time corresponding to the expected term. The assumed dividend yield was based on the Company’s expectation of future dividend payouts. An expected term of six months was used based on the duration of each plan offering period. The volatility assumption was based on stock price volatility over the most recent period of time corresponding to the expected term and was also based on expected future stock price volatility. These assumptions will be evaluated and revised as necessary based on changes in market conditions and historical experience.

The Company recorded stock-based compensation expense for the third quarter and first nine months of 2006 of approximately $635,200 and $1,999,200, respectively. Included in the stock-based compensation expense recorded by the Company in the third quarter and first nine months of 2006 is (a) $600,900 and $1,714,100, respectively, in compensation expense relating to stock options granted to employees subsequent to the Company’s July 2004 initial public offering (“IPO”) that are accounted for according to the provisions of SFAS No. 123(R); (b) $76,400 and $27,400, respectively, in reductions of compensation expense related to stock options granted to non-employees that are accounted for according to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF No. 96-18”); (c) $49,000 and $124,900, respectively, in compensation expense related to the ESPP and accounted for under the provisions of SFAS No. 123(R) and (d) $61,800 and $187,600, respectively, in compensation expense relating to stock options granted to employees prior to the Company’s IPO that are being accounted for using the intrinsic value method according to the provisions of SFAS No. 123(R).

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period according to the provisions of EITF No. 96-18. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the remaining vesting period, a risk-free interest rate corresponding to the expected term, an expected volatility of 70% and a dividend yield of zero.

Deferred compensation was recorded in connection with stock option grants made prior to the Company’s IPO. The deferred compensation represents the difference between the estimated market value of common stock on the date of grant and the exercise price associated with the stock options. The deferred compensation is amortized to expense over the vesting period of the related stock options. The unamortized balance of deferred compensation as of September 30, 2006 is approximately $186,700.

Total unrecognized stock-based compensation costs related to non-vested stock options was approximately $6,623,200 as of September 30, 2006 which related to approximately 846,900 shares with a per share weighted fair value of $7.82. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.2 years.

The Company has no tax windfall or shortfall as of September 30, 2006 as a result of having a 100% valuation allowance established against deferred tax assets.

3.             Net Income Per Common Share

The Company accounts for and discloses net income per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and dilutive potential common shares then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method).

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Basic:
Net income available to common stockholders	$2,413,630	$769,265	$4,091,668	$132,807

Weighted average shares	12,539,709	12,187,835	12,477,152	12,105,992

Basic income per common share	$0.19	$0.06	$0.33	$0.01

Diluted:
Net income available to common stockholders	$2,413,630	$769,265	$4,091,668	$132,807

Weighted average shares	12,539,709	12,187,835	12,477,152	12,105,992
Effect of stock options	555,721	915,323	649,441	753,425
Effect of warrant	—	—	—	21,249
Weighted average shares, as adjusted	13,095,430	13,103,158	13,126,593	12,880,666

Diluted income per common share	$0.18	$0.06	$0.31	$0.01

The following potentially dilutive common shares were excluded from the calculation of diluted net income per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Options outstanding	383,124	18,000	357,281	38,500

4.             Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Purchased components	$259,017	$276,167
Finished goods	2,559,116	2,407,242
	$2,818,133	$2,683,409

5.             Other Balance Sheet Items

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Professional services	$388,298	$438,519
Other	1,280,773	775,409
	$1,669,071	$1,213,928

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

The following is a rollforward of the Company’s accrued warranty liability for the three and nine month periods ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Balance at beginning of period	$45,127	$71,353	$64,122	$59,876
Accrual for warranties	220,783	90,522	444,627	229,838
Settlements made	(171,340)	(89,407)	(414,179)	(217,246)
Balance at end of period	$94,570	$72,468	$94,570	$72,468

There have been no adjustments to the amounts disclosed above for prior periods.

6.             Subsequent Event

In October 2006, the Company entered into an exclusive seven year licensing agreement with EyeTel Imaging, Inc. (“EyeTel”). The agreement grants the Company an exclusive license to market, brand, and sell EyeTel’s DigiScope® throughout the primary diabetes care physician market. The DigiScope, developed in collaboration with the Wilmer Eye Institute at Johns Hopkins, is an FDA-cleared diagnostic device that primary diabetes care physicians can use for the early detection of diabetic retinopathy. In connection with the agreement, the Company received warrants to purchase up to 500,000 shares of EyeTel common stock at an exercise price of $0.16 per share, subject to adjustment for stock splits and with a term of ten years. The warrants are subject to vesting based on the Company’s achievement of performance milestones relating to sales and customer usage of the DigiScope.

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

Reimbursement from third-party payers is an important element of success for medical products companies. Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. At any point in time, a number of third-party payers may take the position of not reimbursing our customers for their use of the NC-stat System. Recently, two local Medicare carriers covering Florida, Texas and several additional states issued policies indicating that physicians using the NC-stat System will not be reimbursed under the existing Current Procedural Terminology (“CPT”) codes for nerve conduction testing (95900, 95903 and 95904) but rather should submit for reimbursement under a separate miscellaneous neurological procedure code (95999). We do not know what success our customers will have in obtaining reimbursement under this code and what level of reimbursement they may receive. This decision could potentially adversely impact our future revenues. In addition, several additional local Medicare carriers have issued draft local coverage determinations, which if implemented as final policies, could adversely impact the reimbursement received by our customers and therefore potentially adversely impact our future revenues. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System. One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialty physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have established a sales force of 49 employees, including 45 regional sales managers, as of September 30, 2006. We have also expanded the network of independent sales agents we use to generate sales leads for our regional sales managers through the signing of an agreement with Physician Sales & Service (“PSS”). PSS has a direct sales force of nearly 700 representatives. As a result we now have over 1,000 independent sales agents assisting us in our efforts to penetrate the market of primary care and specialty care physicians. We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We plan to monitor our business as it grows and appropriately acquire and allocate resources to address these issues, with a goal of sustaining profitable growth.

Our financial objective is to grow our business through the sale of the NC-stat System and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. Our efforts in the remainder of 2006 will continue to focus primarily on sales of the NC-stat System and continuing our ongoing program of making enhancements and improvements to the NC-stat System, with the goal of increasing our market penetration. During the first nine months of 2006, we continued efforts on improvements to our biosensors, on the development of new biosensors, on the development of products to diagnose additional neuropathies, and on the development of a third generation neurodiagnostic system. We are also in the early stages of designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the objective of growing the business and achieving sustainable profitability.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123” (“SFAS No. 148”). This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and have begun reflecting the stock-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. Prior period results have not been revised. We use the Black-Scholes option pricing model for determining the fair value of its stock options and amortize our stock-based compensation expense using the straight-line method. During the first nine months of 2006, we recorded stock-based compensation of approximately $2.0 million. We expect stock-based compensation expense recognized in accordance with the provisions of SFAS 123(R) in the fourth quarter of 2006 to be relatively consistent with the amount recognized in the first three quarters of 2006, but this amount could increase if there are additional stock options granted. The stock-based compensation expense recognized in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for option grants to non-employees may vary significantly based on the performance of the Company’s stock price since these grants are valued at the end of each reporting period.

In October 2006, we entered into an exclusive seven year licensing agreement with EyeTel Imaging, Inc. (“EyeTel”). The agreement grants us an exclusive license to market, brand and sell EyeTel’s DigiScope® throughout the primary diabetes care physician market. The DigiScope, developed in collaboration with the Wilmer Eye Institute at Johns Hopkins, is an FDA-cleared diagnostic device that primary diabetes care physicians can use for the early detection of diabetic retinopathy. In connection with the agreement, we received warrants to purchase up to 500,000 shares of EyeTel common stock at an exercise price of $0.16 per share, subject to adjustment for stock splits and with a term of ten years. The warrants are subject to vesting based on our achievement of performance milestones relating to sales and customer usage of the DigiScope.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:
Diagnostic device	14.4%	12.4%	13.8%	12.1%
Biosensor	85.6	87.6	86.2	87.9
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	24.5	25.4	24.3	26.0

Gross margins	75.5	74.6	75.7	74.0

Operating expenses:
Research and development	8.4	10.2	9.3	11.9
Sales and marketing	37.1	38.3	39.8	42.7
General and administrative	16.6	20.0	18.9	21.3
Total operating expenses	62.1	68.5	68.0	75.9
Income (loss) from operations	13.4	6.0	7.6	-1.9
Interest income, net	2.9	2.4	2.7	2.4
Income before provision for income taxes	16.3	8.4	10.3	0.6
Provision for income taxes	0.4	—	0.3	—
Net income	15.8%	8.4%	10.0%	0.6%

Comparison of Three Months Ended September 30, 2006 and September 30, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2006	2005	Change	% Change

Customers	4,518	2,969	1,549	52.2%

	Three Months Ended September 30,
	2006	2005	Change	% Change
Biosensor units used	302,200	187,900	114,300	60.8%

	($ in thousands)
Revenues:
Diagnostic device	$2,203.7	$1,133.4	$1,070.3	94.4
Biosensor	13,057.5	7,976.1	5,081.5	63.7
Total revenues	$15,261.3	$9,109.4	$6,151.8	67.5%

Diagnostic device revenues were $2.2 million and $1.1 million for the three months ended September 30, 2006 and September 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $1.1 million, or 94.4%. Of this increase, approximately $836,700 is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers. In addition, approximately $233,600 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average selling price during the three months ended September 30, 2006 as compared to the same period in 2005. Diagnostic device revenues accounted for 14.4% and 12.4% of our total revenues for the three months ended September 30, 2006 and September 30, 2005, respectively.

Biosensor revenues were $13.1 million and $8.0 million for the three months ended September 30, 2006 and September 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $5.1 million, or 63.7%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. Biosensor revenues accounted for 85.6% and 87.6% of our total revenues for the three months ended September 30, 2006 and September 30, 2005, respectively.

Our customers used 302,200 biosensor units in the three months ended September 30, 2006, compared to 187,900 units for the same period in 2005, an increase for the comparative periods of 114,300 units, or 60.8%. This increase in biosensor usage is primarily the result of the increase in the customer base and increased usage per customer.

Our total revenues were $15.3 million and $9.1 million for the three months ended September 30, 2006 and September 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $6.2 million, or 67.5%. During the 12-month period ending September 30, 2006, a total of 4,518 customers used our NC-stat System compared to 2,969 customers for the same period ending September 30, 2005. This represents a 52.2% year-over-year increase in the number of customers that used our NC-stat System.

We expect revenues to continue to increase in 2006 as a result of the recent expansion of our sales force, which grew from 36 employees as of December 31, 2005 to 49 employees at the end of the third quarter of 2006, and as a result of the expansion of our network of independent sales agents, with the addition of PSS and their nearly 700 sales representatives in the second quarter of 2006. However, our revenues could be negatively impacted by a variety of factors, including the level of demand for nerve conduction studies, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net income:

	Three Months Ended September 30,
	2006	2005	Change	% Change
	($ in thousands)
Cost of revenues:
Diagnostic device	$340.3	$281.6	$58.7	20.8%
Biosensor	3,395.6	2,036.3	1,359.4	66.8
Total costs of revenues	3,736.0	2,317.8	1,418.1	61.2

Gross Margin:
Diagnostic device	1,863.4	851.8	1,011.6	118.8
Biosensor	9,661.9	5,939.8	3,722.1	62.7
Total gross margin	11,525.3	6,791.6	4,733.7	69.7

Gross Margin %:
Diagnostic device	84.6%	75.2%
Biosensor	74.0	74.5
Total gross margin %	75.5	74.6

Operating Expenses:
Research and development(1)	1,288.2	929.9	358.2	38.5
Sales and marketing(1)	5,666.3	3,489.1	2,177.2	62.4
General and administrative(1)	2,526.3	1,821.9	704.4	38.7
Total operating expenses	9,480.7	6,240.9	3,239.9	51.9

Income from operations	2,044.6	550.7	1,493.8	271.3

Interest income	436.0	218.5	217.4	99.5

Income before provision for income taxes	2,480.5	769.3	1,711.3	222.5
Provision for income taxes	66.9	—	66.9	N/A
Net income	$2,413.6	$769.3	$1,644.4	213.8

(1)             Includes non-cash stock-based compensation expense of:

Research and development	$57.7	$19.2
Sales and marketing	224.1	67.8
General and administrative	353.4	24.6

Gross Margin

Diagnostic device gross margin increased to $1.9 million, or 84.6% of revenues, for the three months ended September 30, 2006 from $851,800, or 75.2% of revenues, for the same period in 2005. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006 and manufacturing price reductions realized for our device beginning in the second quarter of 2006.

Biosensor gross margin increased to $9.7 million, or 74.0% of revenues, for the three months ended September 30, 2006 from $5.9 million, or 74.5% of revenues, for the same period in 2005. The decrease in the biosensor gross margin percentage is primarily due a change in the mix of biosensors sold, offset in part by manufacturing price reductions realized for several of our biosensors during the second half of 2005 and the first quarter of 2006.

Our overall gross margin was $11.5 million, or 75.5% of revenues, for the three months ended September 30, 2006 compared to $6.8 million, or 74.6% of revenues, for the same period in 2005.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses increased $358,200, or 38.5%, to $1.3 million for the three months ended September 30, 2006 from $929,900 for the same period in 2005. As a percentage of revenues, R&D expenses were 8.4% and 10.2% for the three months ended September 30, 2006 and September 30, 2005, respectively. The increase in expenses was primarily due to an increase of $214,400 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation. In addition, product development and temporary labor costs increased $44,300 and $41,800, respectively. These increases are primarily related to the development of the third generation monitor and docking station and of new biosensors. Also contributing to the increase was an increase of $38,600 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R).

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

Sales and marketing expenses increased $2.2 million, or 62.4%, to $5.7 million for the three months ended September 30, 2006 from $3.5 million for the same period in 2005. As a percentage of revenues, sales and marketing expenses were 37.1% and 38.3% for the three months ended September 30, 2006 and September 30, 2005, respectively. The change in expenses was primarily due to an increase of $943,400 in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is due to the expansion of the sales force and higher revenues in the third quarter of 2006 compared to the third quarter of 2005. Also contributing to the change in expenses was an increase of $612,400 in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the third quarter of 2006 as well as the addition of PSS as a distributor in May 2006, an increase in stock-based compensation expense of $156,300 due to the adoption of the provisions of SFAS No. 123(R), an increase of $89,700 in trade show expenses due to several large shows attended in 2006 that were not attended in 2005 and an increase of $81,000 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $102,400 in costs for new promotional materials.

We have increased our sales force to 49 employees, including 45 regional sales managers, as of the end of the third quarter of 2006. For the remainder of 2006, we expect sales and marketing expenses, as a percentage of total revenues, to decrease slightly from the level experienced in 2005. This percentage may vary, however, depending primarily on our revenues for the remainder of 2006.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $704,400, or 38.7%, to $2.5 million for the three months ended September 30, 2006 from $1.8 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 16.6% and 20.0% for the three months ended September 30, 2006 and September 30, 2005, respectively. The increase in expenses was primarily due to (a) an increase in stock-based compensation expense of $328,800 due to the adoption of the provisions of SFAS No. 123(R); (b) an increase of $124,000 in professional fees for legal services and accounting and audit services; (c) an increase in insurance costs of $119,100; (d) an increase in credit card and bank fees of $65,500 related to increased customer transactions; and (e) an increase of $42,300 in bad debt expense.

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

Interest Income and Expense

Interest income was $436,000 and $218,500 during the three months ended September 30, 2006 and September 30, 2005, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the three months ended September 30, 2006 compared to the same period in 2005 because of increased yields on invested funds in 2006.

Comparison of Nine Months Ended September 30, 2006 and September 30, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2006	2005	Change	% Change
Customers	4,518	2,969	1,549	52.2%

	Nine Months Ended September 30,
	2006	2005	Change	% Change
Biosensor units used	845,000	498,600	346,400	69.5%

	($ in thousands)
Revenues:
Diagnostic device	$5,678.7	$2,906.3	$2,772.4	95.4
Biosensor	35,375.8	21,060.4	14,315.4	68.0
Total revenues	$41,054.6	$23,966.7	$17,087.9	71.3%

Diagnostic device revenues were $5.7 million and $2.9 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $2.8 million or 95.4%. Of this increase, approximately $2.2 million is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers. In addition, approximately $553,300 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average selling price during the nine months ended September 30, 2006 as compared to the same period in 2005. Diagnostic device revenues accounted for 13.8% and 12.1% of our total revenues for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Biosensor revenues were $35.4 million and $21.1 million for the nine months ended September 30, 2006 and September 30, 2005, respectively, representing a year-over-year increase for the comparative periods of $14.3 million, or 68.0%. The increase was primarily due to an increased customer base for our biosensors and increased frequency of testing by our customers. Biosensor revenues accounted for 86.2% and 87.9% of our total revenues for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Our customers used 845,000 biosensor units in the nine months ended September 30, 2006, compared to 498,600 units for the same period in 2005, an increase for the comparative periods of 346,400 units, or 69.5%. This increase in biosensor usage is primarily the result of the increase in the customer base and increased usage per customer.

Our total revenues were $41.1 million and $24.0 million for the nine months ended September 30, 2006 and September 30, 2005 respectively, representing a year-over-year increase for the comparative periods of $17.1 million, or 71.3%. During the 12-month period ending September 30, 2006, a total of 4,518 customers used our NC-stat System compared to 2,969 customers for the same period ending September 30, 2005. This represents a 52.2% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net income:

	Nine Months Ended September 30,
	2006	2005	Change	% Change
	($ in thousands)
Cost of revenues:
Diagnostic device	$1,002.1	$760.6	$241.5	31.8%
Biosensor	8,991.2	5,465.1	3,526.2	64.5
Total costs of revenues	9,993.3	6,225.6	3,767.7	60.5

Gross Margin:
Diagnostic device	4,676.6	2,145.7	2,530.9	118.0
Biosensor	26,384.6	15,595.3	10,789.3	69.2
Total gross margin	31,061.2	17,741.1	13,320.2	75.1

Gross Margin %:
Diagnostic device	82.4%	73.8%
Biosensor	74.6	74.1
Total gross margin %	75.7	74.0

Operating Expenses:
Research and development(1)	3,815.3	2,863.2	952.1	33.3
Sales and marketing(1)	16,342.9	10,228.2	6,114.6	59.8
General and administrative(1)	7,772.3	5,094.4	2,677.9	52.6
Total operating expenses	27,930.5	18,185.8	9,744.7	53.6

Income (loss) from operations	3,130.8	(444.7)	3,575.5	-803.9

Interest income	1,101.9	579.6	522.3	90.1
Interest expense	—	(2.0)	2.0	-100.0

Income before provision for income taxes	4,232.7	132.8	4,099.9	3,087.1
Provision for income taxes	141.0	—	141.0	N/A

Net income	$4,091.7	$132.8	$3,958.9	2,980.9

(1) Includes non-cash stock-based compensation expense of:

Research and development	$353.5	$58.2
Sales and marketing	615.1	137.6
General and administrative	1,030.6	63.7

Gross Margin

Diagnostic device gross margin increased to $4.7 million, or 82.4% of revenues, for the nine months ended September 30, 2006 from $2.1 million, or 73.8% of revenues, for the same period in 2005. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006 and manufacturing price reductions realized for our device beginning in the second quarter of 2006.

Biosensor gross margin increased to $26.4 million, or 74.6% of revenues, for the nine months ended September 30, 2006 from $15.6 million, or 74.1% of revenues, for the same period in 2005. The increase in the biosensor gross margin percentage is primarily due to manufacturing price reductions realized for several of our biosensors during the second half of 2005 and the first quarter of 2006 partially offset by a change in the mix of biosensors sold.

Our overall gross margin was $31.1 million, or 75.7% of revenues, for the nine months ended September 30, 2006 compared to $17.7 million, or 74.0% of revenues, for the same period in 2005.

Research and Development

R&D expenses increased $952,100, or 33.3%, to $3.8 million for the nine months ended September 30, 2006 from $2.9 million for the same period in 2005. As a percentage of revenues, R&D expenses were 9.3% and 11.9% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in expenses was primarily due to an increase of $515,600 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation.  In addition, product development and temporary labor costs increased $58,600 and $56,800, respectively. These increases are primarily related to the development of the third generation monitor and docking station and of new biosensors.  Also contributing to the increase was an increase of $295,300 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R).

Sales and Marketing

Sales and marketing expenses increased $6.1 million, or 59.8%, to $16.3 million for the nine months ended September 30, 2006 from $10.2 million for the same period in 2005. As a percentage of revenues, sales and marketing expenses were 39.8% and 42.7% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The change in expenses was primarily due to an increase of $3.3 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is due to the expansion of the sales force and higher revenues in the first nine months of 2006 compared to the first nine months of 2005. Also contributing to the change in expenses was an increase of $1.3 million in sales commissions paid to our independent regional sales agencies, which were related to our higher revenues in the first nine months of 2006 as well as the addition of PSS as a distributor in May 2006, an increase in stock-based compensation expense of $477,600 due to the adoption of the provisions of SFAS No. 123(R) and an increase of $308,900 in travel expenses due to the expansion of the sales force. The change in expenses was also partially due to an increase of $235,800 in costs for new promotional materials.

General and Administrative

General and administrative expenses increased $2.7 million, or 52.6%, to $7.8 million for the nine months ended September 30, 2006 from $5.1 million for the same period in 2005. As a percentage of revenues, general and administrative expenses were 18.9% and 21.3% for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase in expenses was primarily due to (a) an increase in stock-based compensation expense of $966,900 due to the adoption of the provisions of SFAS No. 123(R); (b) an increase of $425,100 in professional fees for legal services and accounting and audit services; (c) an increase of $332,400 in bad debt expense; (d) an increase of $239,900 in our insurance costs; (e) an increase in personnel costs of $224,300 due to the expansion of staff and increases in employee compensation; (f) an increase in credit card and bank fees of $177,700 related to increased customer transactions; and (g) an increase in consulting services of $88,100 primarily to assist the Company with its compliance with Sarbanes-Oxley 404 and the adoption of new accounting pronouncements.

Interest Income and Expense

Interest income was $1.1 million and $579,600 during the nine months ended September 30, 2006 and September 30, 2005, respectively. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the nine months ended September 30, 2006 compared to the same period in 2005 because of increased yields on invested funds in 2006. Interest expense was immaterial for all periods presented.

Liquidity and Capital Resources

Our principal sources of liquidity are our current cash and cash equivalents and short-term held-to-maturity investments. As of September 30, 2006, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 180 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our diagnostic devices and consumable biosensors, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	September 30, 2006	December 31, 2005	Change	% Change
	($ in thousands)
Cash and cash equivalents	$6,567	$8,170	$(1,603)	-19.6
Short-term held-to-maturity investments	31,570	24,082	7,488	31.1
Total cash, cash equivalents and short-term held-to-maturity investments	$38,137	$32,252	$5,885	18.2%

During the first nine months of 2006, our cash and cash equivalents and short-term held-to-maturity investments increased $5.9 million, primarily due to $5.1 million of cash provided by operations and $1.4 million of proceeds received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset in part by cash used for capital expenditures of $395,100.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the year ended December 31, 2005 and the three months ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,		Year Ended December 31,
	2006	2005	2005
Days’ sales outstanding (days)	42	39	40
Inventory turnover rate (times per year)	5.2	4.5	4.5

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At September 30, 2006, our DSO was 42 days, an increase of 2 days as compared to December 31, 2005, primarily due to the timing of revenues during the period. We continue to focus our efforts on reducing our accounts receivable balances over 60 days past due. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover was 5.2 times for the quarter ended September 30, 2006 and 4.5 times for the year ended December 31, 2005. During the next several quarters, we anticipate increasing our inventory levels by approximately $1.5 million to $2.0 million in preparation for the release of our third generation neurodiagnostic system. We anticipate this will have the impact of reducing our inventory turnover as we build inventory prior to the initial sale of this new product.

The following sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$5,077.7	$750.5
Net cash provided by (used in) investing activities	(8,034.8)	318.2
Net cash provided by financing activities	1,354.0	298.6

Cash provided by operating activities was approximately $5.1 million and $750,500 in the first nine months of 2006 and 2005, respectively. In the first nine months of 2006, a net use of cash of approximately $2.1 million for our investment in working capital was offset by $4.1 million in net income and $3.1 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers of our investment in working capital were as follows: Our accounts receivable increased $3.8 million, excluding the change in the allowance for doubtful accounts, due to growth in revenues. Our inventories increased $134,700 primarily due to the growth in our business. These items were offset by a $1.2 million increase in accrued expenses.  In the first nine months of 2005, increases in accrued expenses, deferred revenue (net of deferred costs) and accounts payable of $783,100, $406,900 and $368,800, respectively; non-cash items of $1.0 million and net income of $132,800 were offset in part by increases in accounts receivable and inventory of $1.2 million and $838,800, respectively.

Cash used for investing activities was $8.0 million in the first nine months of 2006, compared with cash provided by investing activities of $318,200 in the first nine months of 2005. In the first nine months of 2006, there were net purchases of investments in the amount of approximately $7.6 million, compared with net maturities of investments of approximately $194,000 in the first nine months of 2005. In the first nine months of 2006 and 2005, cash was used for the purchase of fixed assets, in the amount of $395,100 and $314,400, respectively, primarily representing computer equipment in 2006 and leasehold improvements and tooling equipment for new products in 2005.

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

Cash provided by financing activities was $1.4 million and $289,600 in the first nine months of 2006 and 2005, respectively. Cash provided by financing activities in the first nine months of 2006 and 2005 represents the proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan.

During the remainder of 2006, we may expend funds to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in the last several quarters, and continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors, products for the diagnosis of additional neuropathies, and the development of a third generation neurodiagnostic system.

In addition, we plan to expend funds on the design of a drug delivery system, which is in its early stages of development, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We also expect to incur capital expenditures for computer hardware and software to support the growth in our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements

As of September 30, 2006, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact this interpretation will have on our results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a comprehensive framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. We will adopt SFAS No. 157 in the first quarter of 2008. We do not expect this standard to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This standard addresses quantifying the financial statement effect of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This standard is effective for fiscal years ending after November 15, 2006. We do not expect this standard to have a material effect on our financial position, results of operations or cash flows.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this quarterly report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to accurately predict the size of the market for the NC-stat System; our ability to manage our growth; obtaining necessary regulatory approvals; our reliance on single source third party manufacturers and suppliers to produce our products; reimbursement by third party payers to our customers for procedures performed using the NC-stat System; compliance with applicable quality control and manufacturing standards; compliance with federal and state laws protecting the confidentiality of patient health information and prohibiting “kickbacks” and false or fraudulent claims or adverse publicity or costs relating to any investigation into our practices under these laws; our ability to retain and recruit key management, scientific and sales personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; competition; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits or claims that may be brought against us; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses; and the other factors described in the section of our Annual Report on Form 10-K titled “Item 1A. Risk Factors,” as updated in Part II, Item1A of this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the period ended March 31, 2006 and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and our management necessarily was required to apply its judgment in evaluating and implementing our disclosure controls and procedures. Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005, except as previously noted in our Form 10-Q for the three months ended March 31, 2006 and as noted below.

With respect to the risk factor titled “If physicians or other healthcare providers are unable to obtain sufficient reimbursement from third-party healthcare payers for procedures performed using the NC-stat System, the adoption of the NC-stat System and our future product sales will be severely harmed.”  We note that as our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. At any point in time, a number of third-party payers may take the position of not reimbursing our customers for their use of the NC-stat System.  Recently, two local Medicare carriers covering Florida, Texas and several other states issued policies indicating that physicians using the NC-stat System will not be reimbursed under the existing Current Procedural Terminology (“CPT”) codes for nerve conduction testing (95900, 95903 and 95904) but rather should submit for reimbursement under a separate miscellaneous neurological procedure code (95999).  We do not know what success our customers will have in obtaining reimbursement under this code and what level of reimbursement they may receive if they are successful.  This decision could potentially adversely impact our future revenues.  In addition, several additional local Medicare carriers have issued draft local coverage determinations, which if implemented as final policies, could adversely impact the reimbursement received by our customers and therefore potentially adversely impact our future revenues.  If an increasing number of payers adopt a policy of not allowing all physicians to submit for reimbursement under the existing CPT codes, not allowing all physicians to submit for reimbursement for nerve conduction studies performed using the NC-stat System or if a decision is made to assign different CPT codes to the NC-stat System, this could have a potentially adverse impact on reimbursement and on our future revenues. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           On July 21, 2004, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-115440), relating to the initial public offering of our common stock. The aggregate price of the offering amount registered on our behalf was $27.6 million. In connection with the offering, we paid approximately $1.9 million in underwriting discounts and commissions to the underwriters and incurred an estimated $1.7 million in other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10 percent or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $24.0 million. From July 21, 2004, the effective date of the registration statement, to September 30, 2006 we have used (i) $3.1 million of the net proceeds to repay in full the outstanding balance under our secured line of credit with Lighthouse Capital Partners, (ii) an estimated $6.9 million of the net proceeds to fund cash spending of our research and development activities, (iii) an estimated $13.1 million of the net proceeds to fund the expansion of our sales and marketing efforts and (iv) an estimated $912,200 for the purchase of capital equipment. As of September 30, 2006, we had used all of the proceeds from our initial public offering. Our use of the proceeds from our initial public offering did not represent a material change from the description provided in our prospectus.

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

NEUROMETRIX, INC.

Date: November 9, 2006	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: November 9, 2006	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

*10.1	Executive Officer Compensation Arrangements (2006 Bonus).
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith