Form 10-K
period 2006-12-31
NeuroMetrix, Inc.
filed 2007-03-29
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 12 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-50856

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
62 Fourth Avenue Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	Zip Code

(781) 890-9989

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant To Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2006 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $267,896,949 based on the closing sale price of the common stock as reported on the NASDAQ Global Market on June 30, 2006. For this computation, the registrant has excluded the market value of all outstanding shares beneficially owned by any director, executive officer or person known to the registrant to beneficially own 10% or more of the registrant’s common stock; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

As of March 21, 2007, there were 12,604,554 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the registrant’s 2007 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant’s year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEUROMETRIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
TABLE OF CONTENTS

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

ITEM 1.                BUSINESS

Our Business

We design, develop and sell proprietary medical devices used to help physicians diagnose neuropathies and neurovascular disease. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. We believe that our neuropathy diagnostic system, the NC-stat System, improves the quality and efficiency of patient care by offering all physicians the ability to diagnose patients with neuropathies at the point-of-service, that is, in the physician’s office at the time the patient is examined, resulting in earlier and more accurate detection, greater patient comfort and convenience, and, in many cases, improved clinical and economic outcomes.

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

Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. We hold an exclusive sales and marketing license to a product known as the DigiScope®, which allows primary care physicians and endocrinologists to diagnose diabetic retinopathy and refer patients to the ophthalmologist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association (“ADA”) that all patients with diabetes receive an annual dilated eye examination to determine if there are any abnormalities. There are approximately 21 million people in the United States with diabetes according to the ADA and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary care physicians’ and endocrinologists’ offices could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes.

Our goal is to become the leading provider of innovative, proprietary, high margin medical devices that provide comprehensive solutions for the diagnosis and treatment of patients with neuropathies and neurovascular disease. To date, our primary focus has been on the diagnosis of neuropathies. We also believe that our core technology can be adapted and extended to provide minimally invasive approaches to treating neuropathies. During the first half of 2007, we expect to enter the clinical stage of development of a drug delivery system to enable a broad base of primary care and specialist physicians to provide this type of minimally invasive neuropathy therapy at the point-of-service. We recently obtained an exclusive sales and marketing license to the DigiScope product for the diagnosis of diabetic retinopathy and launched our sales and marketing efforts for this product in the first quarter of 2007. We have built a sales force of over fifty regional sales managers and we may search for additional products that can be sold to the primary care physician and endocrinologist market by this direct sales force through licensing or acquisition opportunities.

All of our current products have received 510(k) clearance by the United States Food and Drug Administration, or FDA. The NC-stat System has been on the market since May 1999 and is presently used in over 4,900 physician’s offices, clinics and other health care facilities. EyeTel Imaging, Inc. (“EyeTel”), the manufacturer of the DigiScope, for which we have an exclusive sales and marketing license for the U.S. primary care physician and endocrinologist market, has received a 510(k) clearance from the FDA for this product. We hold issued utility patents covering a number of important aspects of our NC-stat System. In 2006, we increased our revenues from the prior year by 61.1%, generating $55.2 million in revenues, compared with $34.3 million in 2005. Our gross margin percentage in 2006 was 75.5%, and 86.4% of our revenues were attributable to sales of the disposable biosensors that physicians use to perform tests with our NC-stat System. We recorded net income of approximately $4.3 million in 2006 and $249,000 in 2005 and incurred a net loss of approximately $4.7 million in 2004. Since our inception, more than 750,000 patients have been tested with the NC-stat System.

Neuropathies

Disorders of the nerves are broadly described by the term neuropathies. There are two basic types of neuropathies, those that are focal, or localized in nature, and those that are systemic. Focal neuropathies are typically caused by a compression of one or more specific nerves. Systemic neuropathies are typically caused by a metabolic disturbance that results in widespread damage to nerves throughout the body. The most common clinical conditions associated with neuropathies include:

•       Diabetes. Diabetes is a disease in which the body either does not produce sufficient quantities of insulin or does not properly use insulin. Insulin is a hormone that is needed to convert sugar, starches and other food into energy needed for daily body function. Diabetes often results in a high level of glucose in the blood, called hyperglycemia. Chronic hyperglycemia is associated with complications of diabetes including nerve, eye and kidney disease. The most common form of diabetes-related nerve disease is a systemic neuropathy called diabetic peripheral neuropathy, or DPN. The symptoms of DPN include impaired sensation or pain in the feet and hands. The ADA currently estimates that 60% to 70% of people with diabetes are affected by DPN, although a majority of these individuals are unaware of their nerve disease because they have no symptoms. Clinical studies have demonstrated that nerve conduction studies can detect DPN in cases where symptoms are not present. DPN, if left undiagnosed and unmanaged, can result in the development of lower extremity ulcers and, in severe cases, amputation. It is estimated by the ADA that over

75% of all foot amputations are in patients with diabetic peripheral neuropathy. Other neuropathies may be present in as many as 30% of patients with diabetes, including carpal tunnel syndrome, radiculopathy and chronic inflammatory demyelinating polyneuropathy, or CIDP.

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

Limitations of Traditional Methods for Detecting Neuropathies

Neuropathies have traditionally been evaluated using clinical and diagnostic methods but there are limitations to these methods. The clinical examination is qualitative rather than quantitative, it is subjective and it does not often detect pre-clinical or early stage disease. Traditional nerve conduction studies and NCS/nEMG procedures are performed under a referral to a neurologist and this referral process can result in delays and inconvenience for the patient, higher expense and loss of control of the patient’s care by the referring physician. Traditional procedures are complex and are therefore only performed by a small number of physicians, such as neurologists and the testing is therefore not generally widely available. In addition, traditional procedures may be painful if an nEMG procedure is involved since the physician will insert needles into the patient’s muscles often in close proximity to the site of pain.

NeuroMetrix Solution/NC-stat System

The NeuroMetrix point-of-service neurodiagnostic solution is known as the NC-stat System. The NC-stat System is comprised of: (1) disposable single use biosensors that are placed on the patient’s body; (2) the NC-stat device and related components; and (3) the NC-stat docking station, an optional device that enables the physician to transmit data to our onCall Information System. The onCall Information System formulates the data it receives for each test into a detailed report that is sent to the physician via facsimile or e-mail in three to four minutes on average and aids in the physician’s diagnosis. The NC-stat System enables the physician to make rapid and accurate diagnoses that are cost-effective for the patient and third-party payer.

•       Biosensors. The biosensors are single use, self-adhesive, nerve-specific, electrode devices that are placed on the body and connected to the NC-stat device. Through the use of a specialized gel and a digital thermometer, both of which are contained within the device, biosensors convert nerve signals to electronic data that can be received and displayed by the NC-stat device. Currently, we sell biosensors for assessment of nerve function in the median and ulnar nerves in the upper extremities for the diagnosis of carpal tunnel syndrome and for assessment of the nerve function in peroneal, tibial and sural nerves in the lower extremities for the diagnosis of diabetic peripheral neuropathy and low back conditions.

The biosensors are designed to be positioned according to common anatomical landmarks with a configuration that facilitates correct placement. We designed the biosensors so that they could be easily and quickly applied with minimal training by members of a physician’s clinical staff. The biosensors are encoded with a unique electronic serial number, which allows us to track each biosensor throughout the manufacturing, shipping and end-use stages. The biosensors also are electronically inactivated after use, thus preventing re-use. This inactivation is essential since prior use of the biosensor adhesive and specialized gel would significantly degrade the quality of the measurements. In a typical nerve conduction study, multiple nerves are evaluated and multiple biosensors are used according to general guidelines established by the Center for Medicaid and Medicare Services, or CMS, and physician associations.

•       NC-stat device. The NC-stat device is designed for efficient and easy use by the physician or a member of the physician’s clinical staff. The NC-stat device can only be operated with our biosensors. This instrument, which is lightweight and slightly larger than a cordless telephone, customizes and calibrates the test for each patient, analyzes neurophysiological signals collected from the biosensor and displays the pertinent results on an LCD screen immediately at the conclusion of each nerve conduction study. It also stores data from multiple patients for optional transmission to the onCall Information System. We also sell optional related components that allow for the testing of long nerve segments, such as those between the elbow and wrist or the knee and foot. The monitor is powered for several months by two AA batteries. The NC-stat device contains software that performs all the control and analysis algorithms necessary to carry out a nerve conduction study. A complete nerve conduction study may be performed with just the device and the biosensors. A third generation diagnostic device, which we plan to market under the name ADVANCE™, is currently in development and is expected to be introduced during 2007.

•       NC-stat docking station and onCall Information System. The NC-stat docking station is an optional device that automatically transmits data from the NC-stat device via any available telephone line, such as those used by facsimile machines, to the onCall Information System that we maintain. The docking station has its own data storage so it does not lose data if the telephonic connection to the onCall Information System cannot be established for some time or is disrupted during transmission. The data is automatically processed by the onCall Information System and stored in a central database, and a detailed computer generated report is created for each patient that is then sent to the physician via facsimile or e-mail in three to four minutes on average. The report includes the raw waveform data, comparisons to an age- and height-adjusted normal range population, study reference table and text summaries of the study, which facilitate rapid and accurate diagnosis by the physician examining the patient. Although the study data presented in the onCall report can be generated manually by the physician using the numerical measurements displayed by the NC-stat device, the report is a convenient and fast adjunct. Whether using the information from the onCall report or the NC-stat device display, the actual clinical interpretation of the NC-stat System results is always performed by the physician ordering the study. The onCall Information System can also provide daily, monthly and quarterly reports to customers. These reports provide assistance in correct submission for third-party reimbursement and assist in tracking overall clinical utilization. The onCall Information System generally is available 24 hours per day, seven days per week. Although purchase of the NC-stat docking station and utilization of the onCall Information System are entirely optional, we believe substantially all of our customers use this system in all studies they conduct with the NC-stat System. We currently have a record of over 1.5 million individual nerve tests within the onCall information system database. We believe that this information provides us with the ability to continually improve our products and provide our customers with a very high level of customer service and value.

Recognizing the opportunity created by the limitations of traditional diagnostic methods coupled with the availability of current and potential new treatments for certain neuropathies, NeuroMetrix has developed the NC-stat System for the performance of non-invasive nerve conduction studies at the point-of-service. Our proprietary technology provides physicians with an in-office diagnostic system that enables physicians to make rapid and accurate diagnoses that are cost-effective for the patient and third-party payer. We believe that the NC-stat System represents a significant advance in neurological diagnostics and offers an improvement over traditional diagnostic procedures with the following benefits:

•       Facilitates performance of nerve conduction studies at the point-of-service. The complexity and high capital cost of traditional diagnostic methods generally has limited their use to neurologists and physicians in related specialties. We believe the features of the NC-stat System facilitate the performance of nerve conduction studies within the offices of a wide range of physicians, including primary care and specialist physicians. By allowing nerve conduction studies to be performed in the primary care or specialist physician’s office, the patient can avoid the expense and inconvenience of a referral visit to a neurologist. Additionally, the NC-stat System enables primary care and specialist physicians to retain greater control over their patients by eliminating the need to refer them out for a traditional NCS/nEMG procedure.

•       Provides a cost-effective diagnostic tool. We believe that the NC-stat System should reduce the cost to the patient and third-party payer of many nerve conduction studies. This belief is based on our observation that when these procedures are performed by the physician with primary clinical responsibility for the patient, the study is more directed so that generally fewer nerves are tested without compromising the accuracy of the diagnosis. As the cost to third-party payers for nerve conduction studies is typically based on the number of nerves tested, use of the NC-stat System can result in lower costs to patients and third-party payers. For example, a nerve conduction study for DPN using the NC-stat System would typically be performed by testing four nerves, whereas a nerve conduction study for the same indication performed by a neurologist upon referral could involve the testing of six nerves or more. When an nEMG procedure is also performed, the cost can be even higher.

•       Requires minimal capital investment. We sell the NC-stat System, with equivalent technical specifications to the more expensive traditional instruments, for under $6,000, compared with $15,000 to $40,000 for the cost of traditional NCS/nEMG equipment. We believe the lower capital cost of the NC-stat System will aid in the expansion of nerve conduction studies beyond neurologist offices.

•       Simple to operate. The biosensors are designed for ease in placement, which allows a wide range of physician office personnel to administer the technical portion of the study under the supervision of a physician. The NC-stat device utilizes software algorithms that perform each step of a nerve conduction study in a reliable manner, with embedded automation technology that addresses and minimizes the technical training requirements for performing nerve conduction studies, while also ensuring that the end diagnostic result is accurate and reliable. We believe that, in combination, these features allow accurate and reliable nerve conduction studies to be performed in 15 to 30 minutes on average.

•       Patient-friendly, non-invasive procedure. The NC-stat System allows for reduced patient discomfort during the nerve conduction study by minimizing the magnitude of the electrical stimulus to the nerve via a proprietary patient-specific calibration procedure. In most cases, the sophisticated signal processing and automation capabilities of the NC-stat System provide sufficient diagnostic information to eliminate the need for an NCS/nEMG procedure. This saves the patient the discomfort, stress and risk of this invasive procedure.

Neurovascular Disease

Diabetic retinopathy is a neurovascular disease and is one of the most serious complications of diabetes. Diabetic retinopathy is the leading cause of blindness in adults age 20 to 65. Microvascular complications caused by diabetes can lead to retinopathy and if untreated can result in vision loss and even blindness. Twenty years after diagnosis nearly all patients with Type I diabetes have some degree of diabetic retinopathy and 60% of all patients with Type II diabetes have some degree of retinopathy, even though many may not have symptoms.

Over time, diabetes affects the circulatory system of the retina. The earliest phase of the disease is known as background diabetic retinopathy. In this phase, the arteries in the retina become weakened and leak, forming small, dot-like hemorrhages. These leaking vessels often lead to swelling or edema in the retina and decreased vision. The next stage is known as proliferative diabetic retinopathy. In this stage, circulation problems cause areas of the retina to become oxygen-deprived, or ischemic. New, fragile, vessels develop as the circulatory system attempts to maintain adequate oxygen levels within the retina. This is called neovascularization. Unfortunately, these delicate vessels hemorrhage easily. Blood may leak into the retina and vitreous, causing spots or floaters, along with decreased vision. In the later phases of the disease, continued abnormal vessel growth and scar tissue may cause serious problems such as retinal detachment and glaucoma. Ultimately, if untreated, diabetic retinopathy can lead to loss of vision or blindness.

The traditional approach to the detection of retinopathy in patients with diabetes is a referral to an eye specialist, such as an ophthalmologist, for an assessment. In spite of the recommendation by the ADA that all patients with diabetes have an annual dilated eye examination, only approximately 50% of these patients are actually complying and being tested on an annual basis. Treatments such as laser surgery are available for patients diagnosed with diabetic retinopathy and the earlier the condition is detected the more likely a favorable outcome.

The DigiScope

The DigiScope was developed by EyeTel in clinical partnership with the Wilmer Opthalmological Institute at Johns Hopkins for the risk assessment of retinopathy. The DigiScope has a fully integrated digital fundus camera which allows for the capture of high quality dilated retinal images in approximately ten minutes. The test is performed in the primary care physicians’ or endocrinologists’ office and the images obtained are sent electronically to the Wilmer EyeTel Reading Center and are read by retinal specialists. The results are reviewed by the physician and a referral will be made to the eye specialist, such as an ophthalmologist, if clinically relevant abnormalities are detected. The test using the DigiScope can be easily administered by the physician’s clinical staff under the supervision of the physician and requires minimal training. The DigiScope system is self-prompting, has a touch screen and audible cues for simple operation. The DigiScope examination is acceptable as an annual diabetic eye examination under the Health Plan Employer Data and Information Set (“HEDIS”) 2004 technical specifications.

Market Opportunity

NC-stat System

The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service. We believe that the availability of point-of-service nerve conduction studies, through the NC-stat System, will result in earlier detection of neuropathies, leading to earlier therapeutic intervention and, in many cases, improved clinical and economic outcomes. We believe that use of traditional NCS/nEMG procedures is limited by the referral process and the resulting delay in availability of diagnostic information, the inconvenience and discomfort of these methods for the patient, and the expense to the patient and third-party payer. Our policy is to promote and support the utilization of nerve conduction studies in a manner strictly consistent with prevailing guidelines on the medically appropriate use of this diagnostic procedure. We estimate that there are approximately 2.0 million traditional NCS/nEMG procedures currently performed each year in the United States. Although the most common indication for which the NC-stat System has been used historically is carpal tunnel syndrome, we have since expanded our marketing efforts to include DPN and low back pain, as well as other indications. CTS represented approximately 40% of total nerve conduction testing by our customers in 2006, while DPN and low back pain represented approximately 27% and 33%, respectively. We anticipate that our future growth will be generated mainly from lower extremity testing for DPN and low back pain. Based on our analysis of current patient data, we estimate that the potential for point-of-service nerve conduction studies in the diabetes, low back pain and carpal tunnel syndrome markets in the aggregate could be greater than 9.5 million annual patient tests, estimated to be more than $1.0 billion annually for our disposable biosensors, in the United States. However, market size is difficult to predict, and we cannot assure you that our estimates will prove to be correct. We believe that additional applications of a point-of-service product offering such as the NC-stat System, including the clinical assessment of patients with neuropathies caused by or associated with other clinical disorders, could further increase this potential market size. Additionally, although we have not yet quantified the size of the market, we believe a potential international market opportunity exists for the NC-stat System.

DigiScope

The high level of incidence of diabetic retinopathy and its serious complications creates a market opportunity for a device that can be used by primary care physicians and endocrinologists at the point of care for the early detection of diabetic retinopathy. There are estimated to be 21 million people in the United States with diabetes and this total is expected to grow. Diabetic retinopathy is the leading cause of blindness in adults age 20 to 65. Twenty years after diagnosis nearly all patients with Type I diabetes have some degree of diabetic retinopathy and 60% of all patients with Type II diabetes have some degree of retinopathy, even though many may not have symptoms. The ADA recommends an annual dilated eye examination for all patients with diabetes. In spite of this recommendation, only approximately 50% of patients with diabetes actually receive an annual eye examination. This created an opportunity for such testing to be performed in the primary care physician or endocrinologist office since these patients are routinely seeing their primary care physician or endocrinologist.

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

•       We estimate the potential DPN market for a point-of-service product offering such as the NC-stat System could be over six million annual patient tests. The number of individuals with diabetes in the United

States was estimated to be 21.0 million, or 7.0% of the population. Among this group, approximately 6.0 million were undiagnosed. According to the CDC, there are about 26 million annual patient visits to office-based physicians for diabetes. We anticipate that the increasing focus on early detection and prevention of the chronic complications of diabetes will lead to increased nerve conduction studies for DPN. We believe that the estimated 50% rate of annual foot examinations in patients known to have diabetes is a reasonable estimate for the addressable testing market in diabetes. If these examinations were replaced by a nerve conduction study, or a nerve conduction study were added to the examination, the diabetes arena would represent an opportunity for over six million annual NC-stat System patient tests. The number of Americans with diabetes is projected to more than double over the next 40 to 50 years. At the present time, there are no currently marketed pharmaceuticals targeted specifically at DPN, and therefore nerve conduction studies are performed on a selective basis in order to address specific clinical issues. If a targeted therapy for DPN were successfully developed and marketed, we believe the rate of testing would further increase. Based on current clinical trial activity, we anticipate that drugs for the treatment of DPN will eventually become available in the marketplace, accelerating the need to detect DPN at its earliest stages to allow for earlier therapeutic intervention and a decrease in the adverse clinical and economic outcomes associated with DPN.

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

We estimate that the size of the market for a point-of-service product such as DigiScope for the detection of diabetic retinopathy could be nearly $700 million. There are estimated to be 21 million people in the United States with diabetes and it is estimated that 15 million have actually been diagnosed with diabetes. Using an eye examination fee of $45 per patient, this represents a potential market size of nearly $700 million.

Market size is difficult to predict, and we cannot assure you that our estimates will prove to be correct. We believe that additional applications of a point-of-service product offerings such as the NC-stat System and the DigiScope, including the clinical assessment of patients with neuropathies caused by or associated with other clinical disorders, could further increase this market size. Additionally, although we have not yet quantified the size of the market, we believe a potential international market opportunity exists for the NC-stat System. The potential market opportunity is dependent on a number of factors including favorable reimbursement by third-party payers. There are no assurances that third-party payers will reimburse for an increasing level of nerve conduction studies at present levels or at all.

Clinical Studies and Clinical Validation

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

•       In a study published in the August 2005 American Journal of Orthopedics, the clinical utility of the NC-stat System was assessed in 72 patients with carpal tunnel syndrome. The NC-stat System was found to have a high correlation with traditional laboratory testing. The NC-stat System also measured statistically significant improvement in median nerve function six months following carpal tunnel release surgery.

•       In a study published in the August 2006 Diabetes Care, the NC-stat System was shown to be comparable to conventional nerve conduction testing in a group of 72 patients with diabetes tested for diabetic peripheral neuropathy.

•       In a study published in the December 2006 Diabetes Technology and Therapeutics, the use of the NC-stat System in 1,400 patients with diabetes in 28 primary care/endocrinology clinics was assessed in a prospective open-label study. The NC-stat System identified nerve conduction abnormalities in 75% of patients, and over 50% had results suggestive of diabetic polyneuropathy. The NC-stat

System identified meaningful levels of neuropathy in patients within ADA recommended blood glucose control and in those newly diagnosed with diabetes.

•       In a study published in the January 2007 Physiological Measurements, the validity of NC-stat System lower extremity nerve measurements was assessed in 60 patients referred to a Veterans Administration electrodiagnostic laboratory. The authors concluded “This study shows that the technology used by the NC-stat System for studying the peroneal and posterior tibial nerves compares favorably . . . . with that obtained with traditional EMG equipment used under neurologist supervision.”

•       In the January-February 2007 Journal of the American Board of Family Medicine, a retrospective blinded study of NC-stat System utilization by 613 family medicine, primary care, and internal medicine physician practices was conducted. Over a two-week period 1,190 patients underwent NCS for evaluation of CTS. A total of 31% of tested limbs yielded normal results, 53% indicated CTS, and the remaining studies identified other neuropathies. The authors concluded “This study demonstrated that point-of-service NCS by physicians for CTS was applied to appropriate patient subpopulations, was performed in accordance with evidence-based testing parameters, and generated relevant diagnostic outcomes.”

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

The performance of the DigiScope has been validated in clinical studies, the results of which have been published in peer-reviewed medical journals as highlighted below.

•       In a study published in the May 2002 issue of Investigational Ophthalmology and Visual Science, the conclusions drawn were that “the DigiScope fulfills the instrumental requirements for a practical and cost-effective tool to acquire data needed to identify diabetic patients who must be referred to an eye care specialist.” The study further concluded that the “DigiScope may help reduce the risk of vision loss in . . . . individuals who currently do not undergo an annual eye examination.”

•       In a study of over 2,700 patients published in a 2006 issue of Telemedicine and e-Health, the conclusions were that the “DigiScope can be used in the primary care setting to identify patients with diabetes not currently under the care of an eye specialist who require referral to an ophthalmologist for evaluation and management of retinopathy.”

Customers

We market our products directly to primary care and specialist physicians. The NC-stat System provides primary care physicians and other physicians including orthopedic surgeons, endocrinologists, rheumatologists, and pain medicine physicians, who previously were not performing a nerve conduction study at the point-of-service or were referring these patients to a neurologist for a traditional NCS/nEMG procedure, with a product that can potentially improve the care of their patients and with a potential new source of revenues. As of December 31, 2006, we had over 4,900 active customers. No single customer accounted for more than 10% of our revenues in 2006, 2005 or 2004.

Currently, there are approximately over 100 customers using the DigiScope, primarily representing the existing customer base of EyeTel at the time we signed an exclusive sales and marketing license with them for the sale of the DigiScope into the U.S. primary care and endocrinologist market. We launched our sales and marketing efforts for this product in the first quarter of 2007.

Geographic Information

All of our assets, revenues and expenses for the years ended December 31, 2006, 2005 and 2004 were located at or derived from operations in the United States.

Sales, Marketing and Distribution

Currently, we employ 53 regional sales managers and 5 sales directors who sell directly to physician practices and also manage the activities of more than 100 independent regional sales agencies employing a total of more than 1,200 independent sales agents. The independent sales agencies we work with include small to medium sized regional firms as well as national firms such as Physician Sales & Service (“PS&S”) and Henry Schein, Inc. (“Henry Schein”.) The majority of the 1,200 independent sales agents are employed by PS&S and Henry Schein. At present, our products are marketed and distributed solely within the United States. We select our sales agencies based on their expertise and experience calling on primary care or specialist physicians, their reputation within the targeted physician community and their sales coverage. Each sales agency is assigned a sales territory for the NC-stat System and is subject to periodic performance reviews. Typically, our independent sales representatives identify potential customers for us and assist in monitoring our existing customer accounts, and our regional sales managers complete sales to these customers. Our independent sales agencies do not act as distributors of our products.

We recently launched our sales and marketing efforts for the DigiScope product for the detection of diabetic retinopathy. This product will be sold directly to primary care physicians and endocrinologists by our regional sales managers who are also selling the NC-stat System. We do not intend to use our independent sales agency network for the DigiScope product. Our initial target market for the DigiScope will be our installed base of NC-stat System customers. We obtained an exclusive sales and marketing license to the DigiScope from EyeTel in the fourth quarter of 2006.

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

We market our products directly to primary care and specialist physicians. The NC-stat System provides primary care and specialist physicians, who previously were not performing a nerve conduction study at the point-of-service or were referring these patients to a neurologist for a traditional NCS/nEMG procedure, with a product that can potentially improve the care of their patients and with a potential new source of revenues. We believe that there are important marketing advantages of the NC-stat System. The NC-stat System can potentially accelerate the diagnosis of neuropathies by allowing primary care and specialist physicians to perform a nerve conduction study at the point-of-service rather than having to make a referral to a neurologist. We also market our products at various industry conferences in order to accelerate the market awareness of our products, our customer accrual efforts and market adoption for our products.

We generally invoice products purchased by our customers directly to physician offices and other customers. We currently have a relationship with one distributor that directly invoices the physician practice and we invoice the distributor at list price less a negotiated discount. With the exception of the DigiScope, we ship all products directly to the customer even in cases where we are selling through a distributor. The DigiScope is manufactured and shipped by EyeTel while we are responsible for installation, training and service. The independent regional sales agencies and their sales representatives are compensated by commissions. Our regional managers are compensated by a combination of base salary, commissions and goal-based bonus compensation.

Our success is highly dependent on our ability to maintain our direct sales force and independent sales agency network. We may be unable to enter into agreements with additional qualified independent sales agencies and representatives on commercially reasonable terms or at all and we may not be successful in maintaining the existing sales and marketing infrastructure we have developed. Even if we are able to enter into agreements with additional independent sales agencies, these parties may not commit the necessary resources to effectively market and sell our products or ultimately be successful in selling our products. Promotion and sales of medical devices are also highly regulated not only by the FDA, but also by the Federal Trade Commission, and are subject to federal and state fraud and abuse enforcement activities.

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

We seek to obtain products from our manufacturers in order to maintain sufficient inventory to satisfy our customer obligations. We did not experience any significant inventory shortages on any established products in 2006. We occasionally experience transient inventory shortages, typically lasting less than one month, on new products during the initial production ramp-up phase. If our third-party manufacturers are unable to manufacture our products to keep up with demand, we would not meet expectations for growth of our business.

Parlex Polymer Flexible Circuits, Inc., which was previously known as PolyFlex Circuits, Inc., a wholly owned subsidiary of the Parlex Corporation, or Parlex, has been manufacturing NC-stat biosensors since early 1999. In August 2006, we entered into a mutually exclusive manufacturing and supply agreement with Parlex pursuant to which Parlex will manufacture and supply to us, and we will purchase from Parlex, at agreed upon prices per unit, all of our requirements of biosensors for resale in the United States. Under the agreement, Parlex has agreed not to manufacture biosensors to be used to measure nerve conduction for any other company during the term of the agreement and, in some cases, for a period of one year thereafter. Either party may terminate the agreement at any time upon not less than 18 months’ prior written notice, provided that neither party may terminate the agreement prior to August 2, 2008. Parlex manufactures our biosensors at a facility in Massachusetts and is in the process of validating manufacturing of our biosensors at a second site located in the U.K.

Sunburst EMS, Inc., or Sunburst, has been manufacturing our NC-stat monitors and docking stations since November 2005. We signed a formal supply agreement with Sunburst during 2006 for the continued manufacturing and supply of our diagnostic devices. Sunburst manufactures the current generation of the

NC-stat diagnostic devices at a facility in Massachusetts and they are producing the initial production runs of the ADVANCE System.

The DigiScope is manufactured by EyeTel, the company from which we obtained an exclusive sales and marketing license for the sale of the DigiScope to the primary care physician and endocrinologist market.

We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by European agencies. Our products are cleared for market within the United States and Canada, and are also approved for distribution in the European Union, although to date we have sales only in the United States. Our facility and the facilities of our manufacturers are subject to periodic unannounced inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. We were inspected by the FDA in May 2003. During its inspection, the FDA issued a Form 483, which is a notice of inspection observations. Two minor items were identified and the corrective actions for both were initiated prior to the completion of the audit. The responses provided to the FDA were deemed adequate and no further action has been requested. As a registered device manufacturer, we and our manufacturers will undergo regularly scheduled FDA quality system inspections; however, additional FDA inspections may occur if deemed necessary by the FDA.

Products Under Development and Research and Development

Our research and development efforts are focused in the near term on further enhancing our existing products, which includes developing the ADVANCE System and developing new biosensors, as well as designing a drug delivery system for the minimally invasive treatment of neuropathies by both primary care and specialist physicians. Our research and development staff consists of 26 people, including 6 who hold Ph.D. degrees. Our research and development group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors and information systems. These individuals work closely with our marketing group, our clinical support group (led by a board-certified neurologist), our scientific advisors and our customers to design products that are intended to improve clinical and economic outcomes.

Devices for the Treatment of Neuropathy

In pursuit of our objective to develop medical devices that provide comprehensive solutions for the diagnosis and treatment of patients with neuropathies, we are seeking to expand our product base beyond the diagnostic and into the treatment arena. We believe that our core technology can be adapted and extended to provide minimally invasive approaches to treating neuropathies. In particular, we believe that neuropathies that are focal, or localized, in nature can be safely and effectively treated if drugs can be delivered near the disease site without damaging the nerve in the process. Some of these types of treatments are performed today, but they are performed manually by a limited number of physicians. Our product development program includes the design of a product that we believe will reduce the risk involved in providing these treatments. During the first half of 2007, we expect to enter the clinical stage of development of a drug delivery system to enable a broad base of primary care and specialist physicians to provide this type of minimally invasive neuropathy therapy at the point-of-service.

NCS/nEMG Systems

We have an ongoing program of making enhancements and improvements to the NC-stat System. We are developing new biosensors and associated software for the medically appropriate testing of additional nerves. We have also developed a third generation diagnostic device, the ADVANCE System, that will allow our customers to perform more complex analyses of diagnostic data. We submitted a 510(k) filing to the FDA in the first quarter of 2007 for the ADVANCE System.

The ADVANCE System has a number of important innovations and features:

•       Key technical and engineering specifications that we believe meet those of other electrodiagnostic devices on the market.

•       Signal processing algorithms that provide physicians with high quality and detailed nerve conduction data to incorporate into their diagnostic assessment. We have filed two patents on these algorithms.

•       A user interface consisting of a high resolution color touch screen that allows physicians and their clinical staff to conduct accurate nerve conduction studies and other electrodiagnostic tests in a straightforward manner. Consistent with the current NC-stat System, this user interface provides for real-time data review including waveforms.

•       Compatibility with existing biosensors and with new nerve conduction biosensors that we develop in the future.

•       The ADVANCE System will also support the performance of nEMG studies.

NEUROMetrix®, NC-stat®, ADVANCE™ and onCall™ are trademarks of ours.

During 2006, 2005 and 2004, we spent $5.0 million, $3.8 million and $3.3 million, respectively, on research and development.

Competition

We consider the primary competition for our products to be traditional NCS/nEMG procedures. Our success depends in large part on convincing physicians to adopt the NC-stat System in order to perform nerve conduction studies at the point-of-service.

There are a number of companies that sell traditional NCS/nEMG equipment, typically to neurologists. These companies include Viasys Healthcare Inc., Cadwell Laboratories, Inc and Xltec, Inc. Viasys Healthcare has substantially greater financial resources than we do, and they have established reputations as worldwide distribution channels for medical instruments to neurologists and other physicians. Xltec launched a product for the point-of-service nerve conduction studies market in 2006 and subsequently announced that they were withdrawing this product from the market. We are aware of one additional company, Neumed Inc., that markets a nerve conduction study system to the point-of-service market.

We believe that among systems marketed for the performance of nerve conduction studies today, only the NC-stat System provides the level of diagnostic accuracy, the level of automation and the ease of use required for successful penetration of the point-of-service market. We also believe that the reporting and data repository functions provided by the onCall Information System, although entirely optional, provide our customers who use this service with added value that is not matched by other currently marketed products. We further believe that the expanding database of nerve conduction study data captured by the onCall Information System facilitates our ability to improve the performance of the NC-stat System. We believe that the size of our database and ongoing improvements provide us with a significant competitive advantage.

Currently, we believe that our most direct competitors are certain specialist physicians, such as neurologists, who perform traditional nerve conduction studies and may view the NC-stat System as competitive with or a threat to their business. Because of the level of automation and the ease of use of the NC-stat System, the NC-stat System facilitates the performance of nerve conduction studies within the offices of a wider range of physicians. Accordingly, neurologists, including a professional society representing a subset of neurologists who most frequently perform traditional nerve conduction studies, have competed and may continue to compete with us by advancing positions that are adverse to the NC-stat System. We believe this competition has come, and is most likely to continue to come, through the advancement of positions challenging the effectiveness and accuracy of the NC-stat System and the ability of non-specialist physicians to perform nerve conduction studies and accurately diagnose neuropathies. Because specialist physicians and professional societies may be viewed as authoritative, without regard to their potential economic motives, and may have connections to or influence with various regulatory bodies and third-party payers, they may have a competitive advantage over us and their positions may lead to or be reflected in actions taken by these regulatory bodies and third-party payers that are adverse to our business. In this respect, we seek to respond to these positions by supporting and making reference to past and future clinical studies substantiating the effectiveness of the NC-stat System, including those described above in the section titled “—Clinical Studies and Clinical Validation.”

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

Patents

As of December 31, 2006, we had 12 issued U.S. patents, 7 issued foreign patents and 45 pending patent applications, including 23 U.S. applications, 1 International PCT application and 21 foreign national applications. We also hold an exclusive license to 2 issued U.S. patents and 2 issued foreign patents. The issued and pending patents that we own and license cover, among other things:

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

A patent infringement suit brought against us may force us or any strategic partners or licensees to stop or delay developing, manufacturing or selling potential products that are claimed to infringe a third-party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third-party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Trademarks

We hold domestic and certain foreign trademark registrations for the marks NEUROMETRIX and NC-STAT. The U.S. registration for NEUROMETRIX is on the Supplemental Register. In addition, we also have two other pending U.S. trademark applications for the mark NEUROMETRIX. We also have a U.S. trademark application pending for the mark onCall.

Third-Party Reimbursement

We anticipate that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement for our customers from third-party payers and on policies issued by governmental agencies. Third-party payers include governmental programs such as Medicare and Medicaid, private insurance plans, and workers’ compensation plans. These organizations may deny coverage and refuse reimbursement for a diagnostic procedure or specific product such as the NC-stat System if they determine that the diagnostic test or product was not medically appropriate, reasonable or necessary. Tests will be considered not medically reasonable or necessary if they are deemed “investigational” (i.e. there is insufficient evidence of efficacy or accuracy.) The third-party payers may also place limitations on the types of physicians that can perform specific types of diagnostic procedures. Also, third-party payers are increasingly challenging the prices charged for medical products and services. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted payment ceilings on specific product lines and procedures. We cannot assure you that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third-party payers, that procedures performed using our products will be reimbursed as separate procedures under existing CPT codes, that an adequate level of reimbursement will be available or that the third-party payers’ coverage and reimbursement policies will not adversely affect our ability to sell our products profitably.

A key component in the reimbursement decision by most private insurers and CMS, which administers Medicare, is the assignment of a CPT code. This code is used in the submission of claims to insurers for reimbursement for medical services. CPT codes are assigned, maintained and revised by the CPT Editorial Panel administered by the American Medical Association, or AMA. According to present Medicare guidelines, nerve conduction studies must be performed or supervised by medical doctors, or M.D.s, and doctors of osteopathic medicine, or D.O.s, and are reimbursable under the three CPT codes: 95900, 95903, and 95904. We believe that the nerve conduction measurements performed by the NC-stat System meet the requirements stipulated in the code descriptions published by the AMA and that these codes are currently used by physicians to obtain reimbursement for the performance of nerve conduction studies with the NC-stat System, except, as described below, in cases where they are seeking reimbursement from Medicare in a jurisdiction where the local insurance carrier processing Medicare claims has determined that physicians must submit these claims using a miscellaneous CPT code (95999). If the CPT codes that apply to the procedures performed using our products are changed, or determined not to apply to tests performed with the NC-stat System, reimbursement for performances of these procedures may be adversely affected.

For Medicare, there are sixteen organizations serving as local insurance carriers that on behalf of Medicare process claims submitted by physician practice groups and other healthcare providers and establish what are called local coverage determinations, or LCDs. In the absence of a position issued by Medicare at the national level, the LCDs issued by these local insurance carriers govern the reimbursement of procedures performed using medical devices such as the NC-stat System. During the second half of 2006 and early 2007, five local Medicare carriers covering a total of twenty states issued draft LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing CPT codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. We do not know what success our customers will have in obtaining reimbursement under the miscellaneous code or what level of reimbursement they may receive if they are successful. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability. The AMA CPT Editorial Panel has formed a committee which is expected to examine the reimbursement coding of automated nerve conduction studies, including the NC-stat System and other electrodiagnostic equipment from additional manufacturers. The findings of this committee may affect which CPT codes Medicare carriers and commercial payers require from physicians who perform procedures with the NC-stat System. Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System. These payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. Such requirements could potentially impact the use of the NC-stat System and could potentially have an adverse impact on our revenues.

Additionally, the LCDs and coding articles issued by local Medicare carriers have also addressed a number of other issues, including (1) the background and training of physicians supervising or performing nerve conduction studies; (2) the level of training requirements for technicians performing a nerve conduction study; (3) whether nerve conduction tests should be required to be performed concomitantly with an nEMG procedure; and (4) whether the NC-stat System is comparable to conventional nerve conduction testing equipment. We do not believe that these LCDs prohibit physicians from receiving reimbursement under Medicare for medically necessary nerve conduction studies performed using the NC-stat System. However, these LCDs are relatively new and they do appear to be targeted at limiting access to perform and/or reimbursement for nerve conduction studies. These LCDs could be interpreted or implemented in a manner that limits the ability of physicians to receive reimbursement under Medicare for nerve conduction studies performed using the NC-stat System, which could adversely affect our business.

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

510(k) Pre-Market Notification Process

To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent in intended use, safety and effectiveness to a legally marketed Class I or II medical device or to a Class III device marketed prior to May 28, 1976 for which the FDA has not yet required the submission of a pre-market approval application. In some cases, we may be required to perform clinical trials to support a claim of substantial equivalence. It generally takes three months from the date of submission to obtain 510(k) clearance, but it can be significantly longer.

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

Post-Approval Obligations

After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•       the FDA’s Quality System Regulation, or QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

•       labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits;

•       medical device reporting, or MDR, regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•       post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device;

•       regular, unannounced, inspections by FDA to review a manufacturer’s facilities and their compliance with applicable FDA requirements; and

•       the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations.

NC-stat System

The NC-stat System has received six 510(k) clearances as a Class II medical device, the first of which was received in 1998, and the most recent (K060584) in August 2006. The NC-stat System has the following intended use, as stated in the most recent 510(k) approval:

“The NEUROMetrix NC-stat is intended to stimulate and measure neuromuscular signals that are useful in diagnosing and evaluating systemic and entrapment neuropathies.”

Furthermore, Section 6 (Basis for Substantial Equivalence) of the 510(k) Summary states:

“Clinical data submitted in the 510(k) demonstrates that nerve conduction measurements obtained using the NC-stat are comparable to those obtained using conventional nerve conduction measurement equipment.”

We believe that this intended use is consistent with the manner in which the NC-stat System is marketed and used by our customers.

During the fourth quarter of 2006, we submitted a 510(k) filing for an updated version of the onCall Information System, and we are currently in the process of responding to a request for additional information from the FDA related to this filing. Prior versions of the onCall Information System were included in the 510(k) filings for the NC-stat System. During the first quarter of 2007, we also submitted a 510(k) filing for the ADVANCE System.

DigiScope

The DigiScope received a 510(k) clearance (K990205) as a Class II medical device in 1999 and the intended use language is as follows:

“The DigiScope is intended to capture and store images of the retina taken by a fundus camera. The DigiScope has the same intended use and indications as the predicate devices, fundus cameras and computer hardware/software intended to capture, store and transmit images of the fundus.”

Manufacturing Facilities

We currently have three contract manufacturing facilities, of which one has been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by FDA, and we believe that we are in substantial compliance with the QSR. Like all manufacturers, we expect our contract manufacturers to be inspected by FDA again in the future. If FDA finds significant shortcomings, we could be subject to fines, recalls or requirements to halt manufacturing.

U.S. Anti-Kickback and False Claims Laws

In the United States, there are federal and state anti-kickback laws that prohibit the offer, payment, solicitation or receipt of kickbacks, bribes or other remuneration, whether direct or indirect, overt or covert, in cash or in kind, intended, among other things, to induce the purchase or recommendation of healthcare products and services. While the federal law applies only to products and services for which payment may be made by a federal healthcare program, the state laws may apply regardless of whether any public healthcare funds are involved. Violations of these laws can lead to severe civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of medical devices, such as us, and to hospitals, physicians and other potential purchasers of medical devices. Other provisions of state and federal law provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. Under the federal civil False Claims Act, in addition to actions initiated by federal law enforcement authorities, the statute authorizes “qui tam” actions to be brought on behalf of the federal government by a private party in certain circumstances and, if successful, that private party can share in any monetary recovery. Our business practices could be subject to scrutiny and challenge by federal or state enforcement officials or others under these laws. This type of challenge could have a material adverse effect on our business, financial condition and results of operations. We are currently subject to an investigation by the Office of Inspector General (“OIG”) within the Department of Health and Human Services based on a subpoena served to us in the second quarter of 2006. We are cooperating with the OIG with their informational request. In addition, we have recently become aware that we are the subject of an investigation by the United States Department of Justice. We have not yet been informed of the subject of this investigation or received any formal request for information relating to it.

Employees

As of December 31, 2006, we had a total of 123 employees. Of the total employees, 26 were in research and development, 72 in sales and marketing and 25 in general and administrative services. Two employees hold both M.D. and Ph.D. degrees, 5 additional employees hold Ph.D. degrees and 1 additional employee holds an M.D. degree.

Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe our relations with our employees are good.

Available Information

We were organized as a corporation in the state of Delaware in 1996. Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or SEC, may be obtained through the Investor Relations section of our website at www.neurometrix.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

The extent of our future operating income or losses is highly uncertain, and we may not be able to sustain profitability. We have incurred significant cumulative net losses since our inception, including net losses of approximately $4.9 million in 2002, $3.9 million in 2003 and $4.7 million in 2004. In 2005 and 2006, we recorded net income of $249,000 and $4.3 million, respectively. At December 31, 2006, we had an accumulated deficit of approximately $53.7 million. We cannot assure you that we will be able to sustain the profitability achieved in 2005 and 2006.

If physicians or other healthcare providers are unable to obtain sufficient reimbursement from third-party healthcare payers for procedures performed using our products, the adoption of our products and our future product sales will be severely harmed.

Widespread adoption of our products by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from third-party payers for performing procedures using our products. If physicians are unable to obtain adequate reimbursement for procedures performed using our products, we may be unable to sell our products and our business would suffer significantly. Additionally, even if these procedures are reimbursed by third-party payers, adverse changes in payers’ policies toward reimbursement for the procedures would harm our ability to market and sell our products. Third-party payers include those governmental programs such as Medicare and Medicaid, workers’ compensation programs, private health insurers and other organizations. These organizations may deny coverage if they determine that a procedure was not reasonable or necessary, for example, if its use was not considered medically appropriate, or was experimental, or was performed for an unapproved indication. In addition, some health care systems are moving towards managed care arrangements in which they contract to provide comprehensive healthcare for a fixed cost per person, irrespective of the amount of care actually provided. These providers, in an effort to control healthcare costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. If we are pressured to lower our prices, our revenues may decline and our profitability could be harmed. CMS guidelines set the reimbursement rates for procedures covered by Medicare. Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using our products. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not reimburse physicians for performing procedures using our products in an adequate amount, if at all. Additionally, some private payers do not follow the CMS and Medicaid guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers.

In particular, we note that as our presence in the market expands and the use of the NC-stat System increases, we are experiencing and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. At any point in time, a number of third-party payers may take positions adversely affecting reimbursement, including taking the position of not reimbursing our customers for their use of the NC-stat System. During the second half of 2006 and early 2007, five local Medicare carriers covering a total of twenty states issued draft LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies for nerve conduction studies that could adversely impact the reimbursement of the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing CPT codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers will determine the level of reimbursement to be paid, if any. We do not know what success our customers will have in obtaining reimbursement under the miscellaneous code or what level of reimbursement they may receive if they are successful. The AMA CPT Editorial Panel has formed a committee which is expected to examine the reimbursement coding of automated nerve conduction studies, including the NC-stat System and other traditional equipment. The findings of this committee may affect which CPT codes Medicare carriers require from physicians who perform procedures with the NC-stat System. Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System. These payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. Such requirements could potentially impact the use of the NC-stat System and could potentially have a material and adverse impact on our revenues.

Additionally, the LCDs and coding articles issued by local Medicare carriers have also addressed a number of other issues, including (1) the background and training of physicians supervising or performing nerve conduction studies; (2) the level of training requirements for technicians performing a nerve conduction study; (3) whether nerve conduction tests should be required to be performed concomitantly with an nEMG procedure; and (4) whether the NC-stat System is comparable to conventional nerve conduction testing equipment. We do not believe that these LCDs prohibit physicians from receiving reimbursement for medically necessary nerve conduction studies performed using the NC-stat System. However, these LCDs are relatively new and they do appear targeted at limiting access to perform and/or reimbursement for nerve conduction studies. These LCDs could be interpreted or implemented in a manner that limits the ability of physicians to receive reimbursement under Medicare for nerve conduction studies performed using the NC-stat System.

If physicians do not receive access to and adequate reimbursement under the miscellaneous CPT code from those local carriers that currently, or in the future, require procedures performed using the NC-stat System to be submitted using that code, our existing customers in those areas may limit or curtail their use of the NC-stat System, we may be unable to obtain new customers and we may face increasing pricing pressure, all of which could materially adversely impact our business and our revenues and profitability, in particular. If the LCDs recently adopted or reimbursement determinations adopted in the future relating to the reimbursement of nerve conduction studies place additional restrictions or qualifications on the performance of these procedures generally or, using the NC-stat System, our business, revenues and profitability could be materially adversely affected. For example, in the fourth quarter of 2006, we experienced a decline in revenues from the third quarter of 2006, which we believe primarily resulted from the uncertainty created by the issuance of the draft LCDs, final LCDs and coding articles issued by local Medicare carriers that are described above. Additionally, in the short-term, the uncertainty caused by these recent changes, or other future changes, in third-party payers’ reimbursement policies regarding nerve conduction studies may cause existing customers to reduce their use of the NC-stat System and potential new customers to defer a decision or decline to purchase the NC-stat System, which could materially adversely affect our business. We are expending and anticipate continuing to expend substantial resources to address potential reimbursement issues with third-party payers. Widespread adoption of the NC-stat System by the medical community is unlikely to occur if physicians do not receive satisfactory reimbursement from third-party payers for procedures performed with the NC-stat System.

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

We may not be able to accurately predict the size of the market for our products.

We may not be able to accurately predict the size of the market for our products. Neuropathies traditionally have been diagnosed by an NCS/nEMG procedure, performed by a neurologist or physician in a related specialty. We estimate that there are approximately 2.0 million traditional NCS/nEMG procedures performed each year in the United States; however, we anticipate that the advantages and increased availability of the NC-stat System will significantly increase the number of nerve conduction studies performed. Based on our analysis of current data, we estimate that the potential market size for the NC-stat System in the diabetes, low back pain and carpal tunnel syndrome markets in the aggregate could be greater than 9.5 million annual patient tests. This represents a significant increase in the size of the market for nerve conduction studies and is based upon a number of assumptions and estimates, which themselves may not be accurate. For example, we have assumed that all initial office visits for low back pain may represent an opportunity for use of the NC-stat System, and we have estimated that an annual testing rate of 50% for all individuals diagnosed with diabetes represents the potential addressable market in diabetes. We estimate that the size of the market for a point-of-service product for the detection of diabetic retinopathy could be nearly $700 million. There are estimated to be 21 million people in the United States with diabetes and it is estimated that 15 million have actually been diagnosed with diabetes. Using an eye examination fee of $45 per patient, this represents a potential market size of nearly $700 million. Market size is difficult to predict, and we cannot assure you that our assumptions or estimates will prove to be correct. The industry and market data in this Annual Report on Form 10-K on which we have based our assumptions and estimates of future market size, may be inaccurate or incomplete, and we have not independently verified those data. If our estimates of the sizes of the markets for our products is incorrect, our potential revenue growth may be limited.

If we are unable to successfully sell our products to primary care and specialist physicians, our ability to increase our revenues will be limited.

We are focusing our sales and marketing efforts for the NC-stat System and the DigiScope on primary care and specialist physicians. As these physicians traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies or eye scans, we may face difficulties in selling our products to them. Particularly, we may be unable to convince these physicians that our products provide effective alternatives or useful supplements to existing testing methods. In addition, these physicians may be reluctant to make the capital investment required to purchase the NC-stat System or use the DigiScope and alter their existing practices. If we are unable to successfully sell our products to primary care and specialist physicians, our ability to increase our revenues will be severely limited.

We are dependent on two single source manufacturers to produce the NC-stat System, and any change in our relationship with either of these manufacturers could prevent us from delivering products to our customers in a timely manner and may materially adversely impact our future revenues or costs.

We rely on two third-party manufacturers to manufacture all of the components of the NC-stat System. In the event that either of our manufacturers ceases to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate an alternate manufacturer. Additionally, if either of our manufacturers experiences a failure in its production process, is unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fails to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products, particularly our NC-stat biosensors, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have entered into an exclusive manufacturing and supply agreement with Parlex for the manufacture of the NC-stat biosensors, and currently rely on a single manufacturer, Sunburst, for the manufacture of our NC-stat monitors and docking stations. We do occasionally experience transient inventory shortages on new products during the initial production ramp-up phase. If any of the changes in our relationships with these manufacturers as described above occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of products as we expand our markets, we could lose customers, our growth could be limited and our business could be harmed.

In order for us successfully to expand our business within the United States and internationally, our contract manufacturers must be able to provide us with our products in substantial quantities, in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our anticipated growth may strain the ability of our manufacturers to deliver an increasingly large supply of products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

We currently rely entirely on EyeTel for the production and supply of the DigiScope to customers and on the Wilmer Eye Institute for the analysis of eye scans performed by our customers. Any interruption in supply of the DigiScope systems from EyeTel or any interruption in the services provided by the Wilmer Eye Institute could significantly reduce our ability to generate revenues.

EyeTel is the sole manufacturer of the DigiScope and they serve as the only source of supply of systems to customers. If there were any interruption in the manufacturing and supply capabilities of EyeTel, our ability to generate revenues from the DigiScope could be adversely impacted. The Wilmer Eye Institute receives digital scans from customers using the DigiScope and eye specialists employed by the Wilmer Eye Institute analyze the images and within 24-48 hours after receipt provide a report to the physician who performed the eye scan indicating the results of the scan. If the Wilmer Eye Institute could not continue to perform this service to our customers in a timely manner, our ability to generate revenues from the DigiScope could be materially adversely impacted.

We currently rely entirely on sales of the products that comprise the NC-stat System to generate revenues, and any factors that negatively impact our sales of these products could significantly reduce our ability to generate revenues.

We introduced the NC-stat System to the market in May 1999. We derive all of our revenues from sales of the products that comprise the NC-stat System, and we expect that sales of these products will continue to constitute the substantial majority of our sales for the foreseeable future. Accordingly, our ability to generate revenues is entirely reliant on our ability to market and sell the products that comprise the NC-stat System, particularly the disposable biosensors, sales of which accounted for approximately 86.4%, 87.7% and 87.6% of our total revenues in 2006, 2005 and 2004, respectively. Our sales of these products may be negatively impacted by many factors, including:

•       changes or proposed changes in reimbursement rates or policies relating to our products by third-party payers;

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

We are subject to extensive regulation by the FDA, which could restrict the sales and marketing of the NC-stat System and could cause us to incur significant costs.

We sell medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance, grant of a de novo classification or pre-marketing approval from the FDA, unless an exemption applies. We may be required to obtain a new 510(k) clearance or de novo classification or pre-market approval for significant post-market modifications to our products. Each of these processes can be expensive and lengthy. The FDA’s process for granting 510(k) clearance usually takes approximately three months, but it can be significantly longer. The process for obtaining de novo classification involves a level of scrutiny similar to the 510(k) clearance process. The process for obtaining pre-market approval is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

Medical devices may be marketed only for the indications for which they are approved or cleared. We have obtained 510(k) clearance for the current clinical applications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or premarket approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. If any of these events occur, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

We also are subject to numerous post-marketing regulatory requirements, including quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products, labeling regulations and medical device reporting regulations. Our failure or the failure by any manufacturer of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:

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

If we or the manufacturers of our products fail to comply with the FDA’s quality system regulations, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

We and our contract manufacturers are required to comply with the FDA’s quality system regulations, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces its quality system regulations through periodic unannounced inspections. We cannot assure you that our facilities or the facilities of the manufacturers of our products would pass any future quality system inspection. If our or any of the facilities of the manufacturers of our products fail a quality system inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse quality system inspection could force a suspension or shutdown of our packaging and labeling operations, the operations of the manufacturers of our products or a recall of our products. If any of these events occurs, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

Our products are subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

We are subject to the medical device reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or have malfunctioned in a way that would be likely to have caused or contributed to a death or serious injury. The FDA and similar governmental bodies in other countries have the authority to require the recall of our products if we or the manufacturers of our products fail to comply with relevant regulations pertaining to manufacturing practices, labeling, advertising or promotional activities, or if new information is obtained concerning the safety or efficacy of our products. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving the NC-stat System would be particularly harmful to our business and financial results because the products that comprise the NC-stat System currently produce substantially all of our revenues.

We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

A federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of healthcare products or services. These laws constrain a medical device company’s sales, marketing and other promotional activities by limiting the kinds of business relationships and financial arrangements, including sales programs we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed. From time to time, we may provide coding and billing information as product support to purchasers of our products. Several Medicare carriers, however, have developed articles or proposed LCDs suggesting or imposing coverage, coding or billing guidelines that are not consistent with coding information we have provided based on then-existing guidelines. There is a growing debate over how certain types of nerve conduction tests, including those performed using the NC-stat System, would be billed and assessed in connection with Medicare claims. Accordingly, we cannot predict how the government would regard what it might allege to be billing or coding errors made with respect to services rendered using our products and cannot predict whether the government might assert that any such errors were not inadvertent and therefore potentially subject to the federal civil Federal Claims Act or other laws that could be potentially applicable to us. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be quite substantial including exclusion from participation in federal healthcare programs. In the event that we are found to have violated these laws or determine to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

We note that in the second quarter of 2006, we received a subpoena from the OIG of the Department of Health and Human Services requesting documents from us in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. We are cooperating with the OIG with their information request and there are presently no actions against us of which we are aware.

We are the subject of an investigation by the United States Department of Justice, which could cause adverse publicity, be costly to respond to or lead to civil or criminal charges against us or our employees, any of which could materially adversely affect our business.

We have recently become aware that we are the subject of an investigation by the United States Department of Justice. We have not yet been informed of the subject matter of this investigation or received any formal requests for information relating to it. This investigation could cause adverse publicity, be costly to respond to or lead to civil or criminal charges against us or our employees, any of which could adversely affect our business.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

There are a number of federal and state laws protecting the confidentiality of individually identifiable patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Although we do not believe that we are subject to the HIPAA rules because we receive patient data in our onCall Information System and the Wilmer Eye Institute receives patient data on an anonymous basis, without patient identifiers, the exact scope of these rules has not been clearly established. If we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

The use of our products could result in product liability claims that could be expensive, damage our reputation and harm our business.

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of medical devices. The medical device industry historically has been litigious, and we face financial exposure to product liability claims if the use of our products were to cause or contribute to injury or death. In particular, the NC-stat System may be susceptible to claims of injury because it involves the electric stimulation of a patient’s nerves. Additionally, because the DigiScope tests for diabetic retinopathy, which is a condition that can lead to loss of vision or blindness if untreated, we could be subject to claims of injury relating to any actual or claimed inadequacy, error or malfunction of the DigiScope in testing for this condition or the Wilmer-EyeTel Reading Center in reading the results of the test performed by the DigiScope and communicating them to the physician. Although we maintain product liability insurance for our products and other commercial insurance, the coverage limits of these policies may not be adequate to cover future claims. As sales and use of our products increase, we may be unable to maintain sufficient product liability or other commercial insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. A product liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A product liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

Our products are complex in design, and defects may not be discovered prior to shipment to customers, which could result in warranty obligations or product liability or other claims, reducing our revenues and increasing our costs and liabilities.

We depend upon third parties for the manufacture of our products. Our products, particularly our NC-stat biosensors, require a significant degree of technical expertise to produce. If these manufacturers fail to produce our products to specification, or if the manufacturers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

Our success largely depends on the skills, experience and efforts of our officers, including Shai N. Gozani, M.D., Ph.D., our founder and President and Chief Executive Officer; Gary L. Gregory, our Chief Operating Officer; Guy Daniello, our Senior Vice President of Information Technology; Michael Williams, Ph.D., our Senior Vice President of Engineering; W. Bradford Smith, our Chief Financial Officer; and our other key employees. We maintain a $5.0 million key person life insurance policy on Dr. Gozani, for which the Company is the beneficiary, but do not maintain key person life insurance policies covering any of our other employees. The loss of any of our officers or key employees could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

We are a small company with only 123 employees as of December 31, 2006, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees, as well as independent regional sales agencies and sales representatives, most of whom are geographically dispersed and must be trained in the use and benefits of our products. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

If we do not effectively manage our growth, our business resources may become strained, we may not be able to deliver our products in a timely manner and our results of operations may be materially adversely affected.

In the past two years we have significantly increased our sales force and our total headcount. This growth, as well as any other growth that we may experience in the future, will provide challenges to our organization and may strain our management and operations. We may misjudge the amount of time or resources that will be required to effectively manage any anticipated or unanticipated growth in our business or we may not be able to attract, hire and retain sufficient personnel to meet our needs. If we cannot scale our business appropriately, maintain control over expenses or otherwise adapt to anticipated and unanticipated growth, our business resources may become strained, we may not be able to deliver our products in a timely manner and our results of operations may be materially adversely affected.

If we are unable to successfully expand, develop and retain our sales force and maintain our independent sales agent network, our revenues may decline, our future revenue growth may be limited and our expenses may increase.

As of December 31, 2006, we employed 50 regional sales managers and 3 sales directors and utilized a network of over 1,000 independent sales agents. We are highly dependent on our regional sales managers and independent sales agents to generate our revenues. Our ability to build and develop a strong sales force will be affected by a number of factors, including:

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

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

For the year ended December 31, 2006, all of our revenues were derived from selling the NC-stat System. Our future business and financial success will depend, in part, on our ability to continue to introduce or sell new products and upgraded products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance the NC-stat System or any future products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do, which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

We currently compete, and may in the future need to compete, against certain specialist physicians, such as neurologists, who perform traditional nerve conduction studies and other medical device companies with potentially greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that enjoy significant competitive advantages over us. Currently, in the point-of-service market, we indirectly compete with companies that sell traditional NCS/nEMG equipment. In this market, these companies are indirect competitors because the equipment they sell traditionally has been used by neurologists, who rely upon and seek to obtain referrals from primary care and specialist physicians to perform the same types of tests that may be performed by primary care and specialist physicians using the NC-stat System. Additionally, in selling the NC-stat System to neurologists, which is not a market we historically have focused on, we compete directly with the companies that sell traditional NCS/nEMG equipment. There are a number of companies that sell traditional NCS/nEMG equipment including Viasys Healthcare Inc., Cadwell Laboratories, Inc. and Xltec, Inc. Additionally, we are aware of one company, Neumed, Inc., that markets a nerve conduction study system to the point-of-service market. Of these companies, Viasys Healthcare, in particular, enjoy significant competitive advantages, including:

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

Currently, we believe that our most direct competitors are certain specialist physicians, such as neurologists, who perform traditional nerve conduction studies and may view the NC-stat System as competitive with or a threat to their business. Because of the level of automation and the ease of use of the NC-stat System, the NC-stat System facilitates the performance of nerve conduction studies within the offices of a wider range of physicians. Accordingly, neurologists, including a professional society representing a subset of neurologists who most frequently perform traditional nerve conduction studies, have competed and may continue to compete with us by advancing positions that are adverse to the NC-stat System. We believe this competition has come, and is most likely to continue to come, through the advancement of positions challenging the effectiveness and accuracy of the NC-stat System and the ability of non-specialist physicians to perform nerve conduction studies and accurately diagnose neuropathies. Because specialist physicians and professional societies may be viewed as authoritative, without regard to their potential economic motives, and may have connections to or influence with various regulatory bodies and third-party payers, they may have a competitive advantage over us and their positions may lead to or be reflected in actions taken by these regulatory bodies and third-party payers that are adverse to our business.

We are dependent upon the computer and communications infrastructure employed and utilized by our onCall Information System, and any failures or disruptions in this infrastructure could impact our revenues and profit margins or harm our reputation.

We are dependent upon the computer and communications infrastructure employed and utilized by our onCall Information System. Our computer and communications infrastructure consists of standard hardware, off-the-shelf system software components, database servers, proprietary application servers, a modem bank and desktop applications. Our future success in selling the NC-stat System will depend, in part, upon the maintenance and growth of this infrastructure. Any failures or outages of this infrastructure as a result of a computer virus, intentional disruption of our systems by a third-party, manufacturing failure, telephone system failure, fire, storm, flood, power loss or other similar events, could prevent or delay the operation of our onCall Information System, which could result in increased costs to eliminate these problems and address related security concerns and harm our reputation with our customers. In addition, if our infrastructure fails to accommodate growth in customer transactions, customer satisfaction could be impaired, we could lose customers, our ability to add customers could be impaired or our costs could be increased, any of which would harm our business.

If future clinical studies or other articles are published, or physician associations or other organizations announce positions, that are unfavorable to our products, our sales efforts and revenues may be negatively affected.

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as accurate or effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative or have an economic interest in nerve conduction studies and in related electrodiagnostic procedures or other procedures that may be performed using our products could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. We have experienced this with the professional societies representing the neurologist community. Any of these events may negatively affect our sales efforts and result in decreased revenues.

Our future capital needs are uncertain and we may need to raise additional funds in the future, and these funds may not be available on acceptable terms or at all.

We believe that our current cash and cash equivalents together with our short-term investments and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next 12 months. However, we may seek additional funds from public and private stock offerings, borrowings under credit lines or other sources. Our capital requirements will depend on many factors, including:

•       the revenues generated by sales of our products;

•       the costs associated with any expansion of our sales and marketing efforts;

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

If we expand, or attempt to expand, into foreign markets, we will be affected by new business risks that may materially adversely impact our financial condition or results of operations.

If we expand, or attempt to expand, into foreign markets, we will be subject to new business risks, including:

•       failure to fulfill foreign regulatory requirements to market our products;

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

•       currency exchange rate fluctuations; and

•       potentially adverse tax consequences.

If we are successful in introducing our products into foreign markets, we will be affected by these additional business risks, which may materially adversely impact our financial condition or results of operations. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources. Our efforts to introduce our products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit. Ultimately, the investment required for expansion into foreign markets could exceed the revenues generated from this expansion.

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

We have adopted a Shareholder Rights Plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 15% or more of our common stock (an “acquiring person”) could suffer substantial dilution of its ownership interest under the terms of the Shareholder Rights Plan through the issuance of common stock to all shareholders other than the acquiring person.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

We have not received written comments from the Securities and Exchange Commission regarding our periodic or current reports under the Securities and Exchange Act of 1934, as amended, 180 days or more before December 31, 2006 that remain unresolved.

ITEM 2.                PROPERTIES

Our headquarters is located in a 30,000 square foot facility in Waltham, Massachusetts, which we occupy under an office lease expiring in March 2009. We believe that our existing facility is adequate for our current needs.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2006, through the solicitation of proxies or otherwise.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the NASDAQ Global Market under the symbol “NURO”. The price range per share reflected in the table below is the high and low closing sales prices of our common stock as reported by NASDAQ for the periods indicated.

	Years ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$39.19	$28.00	$11.65	$9.28
Second quarter	$40.39	$25.73	$20.03	$9.05
Third quarter	$33.18	$18.74	$30.20	$19.57
Fourth quarter	$19.85	$13.52	$37.23	$26.91

On March 21, 2007, there were approximately 113 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On March 21, 2007, the last reported sale price per share of our common stock on the NASDAQ Global Market was $9.44.

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

COMPARATIVE STOCK PERFORMANCE GRAPH

The following graph shows the cumulative stockholder return of our common stock from July 22, 2004 (the first trading day for our common stock) through December 31, 2006 as compared with that of the Nasdaq (U.S. Companies) Index and the Nasdaq Medical Device Manufacturers Index. The total stockholder return is measured by dividing the per share price change of the respective securities, plus dividends, if any, for each period shown by the share price at the end of the particular period. The graph assumes the investment of $100 in our common stock and each of the comparison groups on July 22, 2004 and assumes the reinvestment of dividends. We have never declared a dividend on our common stock. The stock price performance depicted in the graph below is not necessarily indicative of future price performance.

	07/22/04	12/31/04	12/31/05	12/31/06
NeuroMetrix, Inc.	$100.00	$146.88	$341.00	$186.38
Nasdaq Stock Market (U.S.)	$100.00	$115.25	$117.69	$129.32
Nasdaq Medical Device Manuf. Index	$100.00	$112.49	$123.50	$130.24

ITEM 6.                SELECTED FINANCIAL DATA

The data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

We have restated our financial statements as of and for the years ended December 31, 2005, 2004, 2003 and 2002 to correct errors in accounting for sales taxes. See Note 2—Restatement of the Notes to Financial Statements:

	Years Ended December 31,
	2006	2005	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$55,250	$34,298	$17,920	$9,168	$4,225
Cost of revenues	13,558	8,858	4,853	2,707	1,370
Gross margin	41,692	25,440	13,067	6,461	2,855
Operating expenses:
Research and development(1)	5,011	3,821	3,268	2,397	2,146
Sales and marketing(1)	22,014	14,150	8,488	4,768	2,870
General and administrative(1)	11,805	8,022	5,267	3,052	2,774
Total operating expenses	38,829	25,993	17,024	10,217	7,790
Income (loss) from operations	2,862	(553)	(3,957)	(3,756)	(4,935)
Interest income (expense), net	1,598	837	(750)	(113)	41
Income (loss) before provision for income taxes	4,461	284	(4,707)	(3,869)	(4,894)
Provision for income taxes	193	35	—	—	—
Net income (loss)	4,268	249	(4,707)	(3,869)	(4,894)
Accretion of dividend on redeemable convertible preferred stock	—	—	(1,386)	(2,009)	(1,893)
Deemed dividend on redeemable convertible preferred stock	—	—	(788)	—	(6,873)
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	(7,051)	—	—
Net income (loss) attributable to common stockholders	$4,268	$249	$(13,932)	$(5,878)	$(13,660)
Net income (loss) per common share:
Basic	$0.34	$0.02	$(2.42)	$(5.66)	$(13.27)
Diluted	$0.33	$0.02	$(2.42)	$(5.66)	$(13.27)
Weighted average common shares outstanding:
Basic	12,501,742	12,152,139	5,747,579	1,038,817	1,029,210
Diluted	13,097,891	12,986,365	5,747,579	1,038,817	1,029,210

(1)             Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$471	$77	$249	$35	$7
Sales and marketing	821	168	356	37	6
General and administrative	1,361	161	423	25	37

	As of December 31,
	2006	2005	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,910	$8,170	$1,936	$1,623	$2,701
Short-term investments	32,411	24,082	18,575	—	—
Working capital	41,894	33,268	21,774	2,451	3,623
Long-term investments	—	—	9,497	—	—
Total assets	55,706	42,897	37,953	7,218	7,053
Long-term debt and other long-term liabilities	73	131	189	2,232	124
Warrants for redeemable convertible preferred stock	—	—	—	450	—
Redeemable convertible preferred stock	—	—	—	47,694	45,684
Accumulated deficit	(53,687)	(57,955)	(58,204)	(45,204)	(39,961)
Total stockholders’ equity(deficit)	43,409	34,833	33,330	(45,805)	(40,029)

The data set forth above have been restated as necessary to give effect to the restatement adjustments described in Note 2 to our financial statements. The effects of the restatement adjustments on our Statements of Operations and Balance Sheets for the years ending December 31, 2005 and 2004 are set forth in Note 2 to our financial statements and the effects of the restatement adjustments on our Statements of Operations and Balance Sheets for the years ending December 31, 2003 and 2002 are set forth in the table below:

The impact of correcting these errors results in an increase in accrued liabilities of $303,000 and $101,000 as of December 31, 2003 and 2002, respectively, an increase in general and administrative expenses of $202,000 and $101,000, respectively, and a reduction of net income available to common stockholders of $202,000 and $101,000, for the years ended December 31, 2003 and 2002, respectively.

The following table presents the impact of the restatement:

	2003		2002
	As Previously Reported	Restated	As Previously Reported	Restated
Statements of Operations:
General and administrative	$2,850	$3,052	$2,673	$2,774
Total operating expenses	10,015	10,217	7,689	7,790
Income (loss) from operations	(3,554)	(3,756)	(4,834)	(4,935)
Income (loss) before provision for income taxes	(3,667)	(3,869)	(4,793)	(4,894)
Net income (loss)	(3,667)	(3,869)	(4,793)	(4,894)
Net income (loss) attributable to common stockholders	(5,676)	(5,878)	(13,559)	(13,660)
Net income (loss) per common share:
Basic	(5.46)	(5.66)	(13.17)	(13.27)
Diluted	(5.46)	(5.66)	(13.17)	(13.27)
Balance sheet:
Working capital	2,754	2,451	3,724	3,623
Accumulated deficit	(44,901)	(45,204)	(39,860)	(39,961)
Total stockholders’ equity (deficit)	(45,502)	(45,805)	(39,928)	(40,029)

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

We have restated our financial statements as of and for the years ended December 31, 2005 and 2004 to correct errors in accounting for sales taxes. See Note 2—Restatement of the Notes to Financial Statements.

Overview

NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices used to help physicians diagnose neuropathies and neurovascular disease. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies, including carpal tunnel syndrome, low back and leg pain and diabetic peripheral neuropathy. The NC-stat System is comprised of: (1) disposable single use NC-stat biosensors that are placed on the patient’s body; (2) the NC-stat monitor and related components; and (3) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the ease of use, accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service.

Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. We hold an exclusive sales and marketing license to a product known as the DigiScope, which allows primary care and specialist physicians to diagnose diabetic retinopathy and refer patients to the ophthalmologist for treatment if deemed necessary based on the results. It is recommended by the ADA that all patients with diabetes receive an annual dilated eye examination to monitor vision. There are approximately 21 million people in the United States with diabetes according to the ADA and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary care physicians’ and endocrinologists’ offices could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes.

We derive our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physician practice groups.  We did not derive any revenues in 2006 or prior years from the DigiScope system for the detection of diabetic retinopathy. Sales and marketing efforts for this product were initiated in the first quarter of 2007.  Our NC-stat biosensors are disposable products that are used once and inactivated after use. The NC-stat monitor is an electronic instrument that is used with the NC-stat biosensors to perform nerve conduction studies for the purpose of diagnosing neuropathies. The NC-stat monitor displays the pertinent results of nerve conduction studies on an LCD screen immediately at the conclusion of each study. The NC-stat docking station is an optional device that is used to transmit to the onCall Information System data generated by the nerve conduction study performed with the NC-stat monitor. The onCall Information System formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail.

Reimbursement from third-party payers is an important element of success for medical products companies. Generally, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. At any point in time, a number of third-party payers may take the position of not reimbursing our customers for their use of the NC-stat System. During the second half of 2006 and early 2007, five local Medicare carriers covering a total of twenty states issued draft LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing CPT codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. We do not know what success our customers will have in obtaining reimbursement under the miscellaneous code or what level of reimbursement they may receive if they are successful. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability. The AMA CPT Editorial Panel has formed a committee which is expected to examine the reimbursement coding of automated nerve conduction studies, including the NC-stat System and other traditional equipment. The findings of this committee may affect which CPT codes Medicare carriers and commercial payers require from physicians who perform procedures with the NC-stat System. Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System. These payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. Such requirements could potentially impact the use of the NC-stat System and could potentially have an adverse impact on our revenues.

Additionally, the LCDs and coding articles issued by local Medicare carriers have also addressed a number of other issues, including (1) the background and training  of physicians supervising or performing nerve conduction studies; (2) the level of training requirements for technicians performing a nerve conduction study; (3) whether nerve conduction tests should be required to be performed concomitantly with an nEMG procedure; and (4) whether the NC-stat System is comparable to conventional nerve conduction testing equipment. We do not believe that these LCDs prohibit physicians from receiving reimbursement under Medicare for medically necessary nerve conduction studies performed using the NC-stat System. However, these LCDs are relatively new and they do appear to be targeted at limiting access to perform and/or reimbursement for nerve conduction studies. These LCDs could be interpreted or implemented in a manner that limits the ability of physicians to receive reimbursement under Medicare for nerve conduction studies performed using the NC-stat System, which could adversely affect our business.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialist physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this growth strategy, we have established a sales force of 53 employees, including 50 regional sales managers, as of December 31, 2006. We have also expanded the network of independent sales agents we use to generate sales leads for our regional sales managers through the signing of agreements with PSS and with Henry Schein. PSS has a direct sales force of nearly 700 representatives and Henry Schein has a direct sales force of over 300 sales representatives. As a result we now have over 1,200 independent sales agents assisting us in our efforts to penetrate the market of primary care and specialist physicians. We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We plan to monitor our business as it grows and appropriately acquire and allocate resources to address these issues, with a goal of sustaining profitable growth.

Our long-term financial objectives are to grow our business through the sale of the NC-stat System and the DigiScope and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. However, during 2007 our revenues may not increase and could decline and we may not be able to sustain the profitability we achieved in the second half of 2005 and in 2006 as a result of the reimbursement and other issues we are currently facing. Our efforts in 2007 will focus on (1) sales of the NC-stat System, (2) sales and marketing of the DigiScope for the detection of diabetic retinopathy, (3) the expected launch of the ADVANCE System, (4) efforts to manage the reimbursement challenges posed by third-party payers for the NC-stat System and (5) our ongoing research and development programs. During 2007, we expect to continue efforts on improvements to our biosensors, on the development of new biosensors, on the development of products to diagnose additional neuropathies, on the development of a product for the minimally invasive treatment of neuropathies and on the final development efforts on the ADVANCE System. During 2007, we expect to enter the clinical stage of development of our product for the local delivery of drugs for the treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the long-term objective of growing the business and achieving sustainable profitability.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123” (“SFAS No. 148”). This statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair value based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. As a result, beginning January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and have begun reflecting the stock-based compensation expense determined under fair value based methods in the income statement rather than as pro forma disclosure in the notes to the financial statements. Prior period results have not been revised. We use the Black-Scholes option pricing model for determining the fair value of its stock options and amortize our stock-based compensation expense using the straight-line method. During 2006, we recorded stock-based compensation expense of approximately $2.7 million.

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the fair value of common stock at the date of grant.

We expect stock-based compensation expense recognized in accordance with the provisions of SFAS 123(R) to increase in 2007, but this will be dependent on the magnitude of additional stock options granted. The stock-based compensation expense recognized in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for option grants to non-employees may vary significantly based on the performance of the Company’s stock price, to the extent unvested, as these grants are remeasured at the end of each reporting period.

In October 2006, we entered into an exclusive seven year licensing agreement with EyeTel. The agreement grants us an exclusive license to market, brand and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market. In connection with the agreement, we received warrants to purchase up to 500,000 shares of EyeTel common stock at an exercise price of $0.16 per share, subject to adjustment for stock splits and with a term of ten years. The warrants are subject to a vesting schedule based on our achievement of annual performance milestones relating to sales and customer usage of the DigiScope through 2011. If we do not meet one or both of the requirements for any calendar year, but do meet the combined requirements for two or more consecutive years, the shares scheduled to vest for each of the years will vest. The agreement also grants us financing participation rights in connection with EyeTel’s next round of venture capital financing. We received an option to purchase EyeTel preferred stock, up to the lesser of (i) 30% of the total amount raised in the financing or (ii) $5.0 million. In the event that we participate in the next round of financing, and our maximum permitted amount is less than $5.0 million, we have a right to participate in any subsequent financing rounds equal to the difference between $5.0 million and the amount previously invested.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Revenues:
Diagnostic device	13.6%	12.3%	12.4%
Biosensor	86.4	87.7	87.6
Total revenues	100.0	100.0	100.0
Cost of revenues	24.5	25.8	27.1
Gross margin	75.5	74.2	72.9
Operating expenses:
Research and development	9.1	11.1	18.2
Sales and marketing	39.8	41.3	47.4
General and administrative	21.4	23.4	29.4
Total operating expenses	70.3	75.8	95.0
Income (loss) from operations	5.2	(1.6)	(22.1)
Interest income (expense), net	2.9	2.4	(4.2)
Income (loss) before provision for income taxes	8.1	0.8	(26.3)
Provision for income taxes	0.3	0.1	—
Net income (loss)	7.7%	0.7%	(26.3)%

Comparison of Years Ended December 31, 2006 and December 31, 2005

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	Years Ended December 31,
	2006	2005	Change	% Change
Customers	4,929	3,282	1,647	50.2%
Biosensor units used	1,155,300	704,800	450,500	63.9
	(In thousands)
Revenues:
Diagnostic device	$7,538.3	$4,221.3	$3,317.0	78.6
Biosensor	47,711.4	30,076.8	17,634.6	58.6
Total revenues	$55,249.7	$34,298.1	$20,951.6	61.1

Diagnostic device revenues were $7.5 million and $4.2 million for the years ended December 31, 2006 and 2005, respectively, an increase of $3.3 million, or 78.6%. Of this increase, approximately $2.6 million is attributable to a greater number of units sold, primarily as a result of increased demand for the NC-stat System and an increase in the number of regional sales managers. In addition, $0.7 million of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $4,000 to $5,000 effective January 1, 2006, which resulted in a higher average selling price during 2006 as compared to 2005. Diagnostic device revenues accounted for 13.6% and 12.3% of our total revenues for the years ended December 31, 2006 and 2005, respectively.

Biosensor revenues were $47.7 million and $30.1 million for the years ended December 31, 2006 and 2005, respectively, an increase of $17.6 million, or 58.6%. The increase is primarily due to an increased customer base for our biosensors and an increased frequency of testing by our customers. Biosensor revenues accounted for 86.4% and 87.7% of our total revenues for the years ended December 31, 2006 and 2005, respectively.

Our customers used 1,155,300 biosensor units in the year ended December 31, 2006, compared to 704,800 units in the year ended December 31, 2005, an increase of 450,500 units, or 63.9%. The increase in biosensor usage is primarily attributable to the increase in our customer base and to an increase in usage per customer.

Our total revenues were $55.2 million and $34.3 million for the years ended December 31, 2006 and 2005, respectively, an increase of $20.9 million, or 61.1%. During the 12-month period ending December 31, 2006, a total of 4,929 customers used our NC-stat System compared to 3,282 customers for the same period ending December 31, 2005. This represents a 50.2% year-over-year increase in the number of customers that used our NC-stat System.

We anticipate that revenues in 2007 may not increase and could decline. In the fourth quarter of 2006, we experienced a decline in revenues from the third quarter of 2006, which we believe primarily resulted from the uncertainty created by the issuance of draft LCDs, final LCDs and coding articles addressing reimbursement for nerve conduction studies that were issued by five local Medicare carriers covering a total of twenty states. These developments and other future reimbursement decisions could adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues in 2007 are likely to be impacted by the level of reimbursement, if any, established for procedures performed using the NC-stat System by these carriers and other third-party payers, whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures, any other reimbursement determinations relating to nerve conduction studies are made by third-party payers or any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using the NC-stat System. We do, however, expect revenues to be positively impacted by the initiation of our sales and marketing efforts for the DigiScope in 2007. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Annual Report on Form 10-K titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net income:

	Years Ended December 31,
	2006	2005	Change	% Change
		(as restated)
		(in thousands)
Cost of revenues:
Diagnostic device	$1,320.5	$1,059.7	$260.8	24.6%
Biosensor	12,237.6	7,798.4	4,439.2	56.9
Total cost of revenues	13,558.1	8,858.1	4,700.0	53.1
Gross margin:
Diagnostic device	6,217.8	3,161.6	3,056.2	96.7
Biosensor	35,473.9	22,278.5	13,195.4	59.2
Total gross margin	41,691.7	25,440.0	16,251.6	63.9
Gross Margin%:
Diagnostic device	82.5%	74.9%
Biosensor	74.4	74.1
Total gross margin	75.5	74.2
Operating expenses:
Research and development(1)	5,010.5	3,820.6	1,189.9	31.1
Sales and marketing(1)	22,013.7	14,150.2	7,863.5	55.6
General and administrative(1)	11,805.1	8,021.8	3,783.3	47.2
Total operating expenses	38,829.3	25,992.6	12,836.7	49.4
Income from operations	2,862.4	(552.5)	3,414.9	(618.1)
Interest income	1,598.4	838.8	759.6	90.6
Interest expense	—	(2.0)	2.0	(100.0)
Income before provision for income taxes	4,460.8	284.3	4,176.5	1,469.3
Provision for income taxes	193.0	35.0	158.0	451.4
Net income available to common stockholders	$4,267.8	$249.3	$4,018.5	1,612.2

(1)          Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$470.6	$77.4
Sales and marketing	821.0	167.7
General and administrative	1,361.1	161.3

Gross Margin

Diagnostic device gross margin increased to $6.2 million, or 82.5% of diagnostic device revenue, for the year ended December 31, 2006, as compared to $3.2 million, or 74.9% of diagnostic device revenue, for same period in 2005. The increase in the gross margin percentage in 2006 compared to 2005 is primarily attributable to an increase in the list price of our NC-stat System from $4,000 to $5,000 effective January 1, 2006 and manufacturing price reductions realized for our device beginning in the second quarter of 2006.

Biosensor gross margin increased to $35.5 million, or 74.4% of biosensor revenue for the year ended December 31, 2006, as compared to $22.3 million, or 74.1% of biosensor revenue, for the same period in 2005. The increase in biosensor gross margin percentage is primarily due to manufacturing price reductions realized for several of our biosensors during the second half of 2005 and the first quarter of 2006 partially offset by a change in the mix of biosensors sold.

Our overall gross margin increased to $41.7 million, or 75.5% of revenues, for the year ended December 31, 2006, as compared to $25.4 million, or 74.2% of revenues, for same period in 2005.

Our gross margins may decline in 2007 with the potential introduction of the ADVANCE System, which is expected to have lower gross margins due to higher production costs compared with the current diagnostic devices.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory, and quality assurance departments.

R&D expenses increased $1.2 million, or 31.1%, to $5.0 million for the year ended December 31, 2006 from $3.8 million for the year ended December 31, 2005. As a percentage of revenues, R&D expenses were 9.1% and 11.1% for the years ended December 31, 2006 and 2005, respectively. The increase in expenses is primarily due to an increase of $614,000 in personnel costs resulting from the hiring of additional employees in our R&D department and increases in employee compensation. In addition, product development and temporary labor costs increased $77,700 and $51,700, respectively. These increases are primarily related to the development of the ADVANCE System and new biosensors. Also contributing to the increase was an increase of $393,200 in stock-based compensation expense due to the adoption of the provisions of SFAS No. 123(R).

We expect our spending on R&D will be relatively unchanged in 2007. We anticipate that resources devoted to the development of the ADVANCE System, during 2006 will be reallocated to other research and development efforts. This amount may vary, however, depending on the opportunities and challenges that arise during the year.

Sales and Marketing

Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

Sales and marketing expenses increased $7.9 million, or 55.6%, to $22.0 million for year ended December 31, 2006 from $14.2 million for the year ended December 31, 2005. As a percentage of revenues, sales and marketing expenses were 39.8% and 41.3% for the years ended December 31, 2006 and 2005, respectively. The change in expenses is primarily due to an increase of $4.1 million in employee compensation and benefit costs, including sales commissions paid to our regional sales managers. This increase is attributable to the expansion of the sales force and higher revenues in 2006 as compared to 2005. Also contributing to the change in expenses are (a) an increase of $1.6 million in sales commissions paid to our independent regional sales agencies, which is related to our higher revenues in 2006 as well as the addition of PSS as a distributor in May 2006; (b) an increase in stock-based compensation expense of $653,300 due to the adoption of the provisions of SFAS No. 123(R); (c) an increase of $400,700 in travel expenses due to the expansion of the sales force; (d) an increase in consulting services of $299,300, primarily to assist us with the reimbursement challenges we are currently facing;  and (e) an increase of $267,500 in costs for new promotional materials.

We have increased our sales force to 53 employees, including 50 regional sales managers, as of December 31, 2006 from 36 employees, including 31 regional sales managers as of December 31, 2005. We plan to sell the DigiScope through the same sales force used to sell the NC-stat System and as a result we do not anticipate the need to expand the sales force to support the sales and marketing efforts for the DigiScope. However, we may incur additional expenses relating to sales commissions and marketing materials in connection with the sale of the DigiScope. For 2007, we expect sales and marketing expenses to be relatively unchanged; however, this may vary, depending primarily on our revenues for 2007.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service, and information technology departments.

General and administrative expenses increased $3.8 million, or 47.2%, to $11.8 million for year ended December 31, 2006 from $8.0 million for the year ended December 31, 2005. As a percentage of revenues, general and administrative expenses were 21.4% and 23.4% for the years ended December 31, 2006 and 2005, respectively. The increase in expenses is primarily due to (a) an increase in stock-based compensation expense of $1.2 million from the adoption of the provisions of SFAS No. 123(R); (b) an increase of $661,300 in bad debt expense resulting from an increase in past due accounts; (c) an increase of $538,400 in professional fees for legal and accounting services; (d) an increase of $456,000 in our accrual for sales taxes; (e) an increase of $268,800 in our insurance costs; (f) an increase in credit card and bank fees of $238,800 related to increased customer transactions; and (g) an increase in personnel costs of $120,700 from the expansion of staff and increases in employee compensation.

We expect our general and administrative expenses to increase during 2007 as a result of consulting expenses and legal fees associated with our efforts to address the reimbursement and other legal challenges we face, including the investigation by the United States Department of Justice of which we recently became aware..

Interest Income

Interest income was $1,598,400 and $838,800 during the years ended December 31, 2006 and 2005, respectively, representing an increase of $759,600. Interest income was earned from cash equivalents, short-term investments and long-term investments. The increase in interest income for the year ended December 31, 2006, as compared to the year ended December 31, 2005 is primarily due to higher average cash balances and an increase in the average portfolio yield attributable to the impact of higher market interest rates in 2006. Interest expense was not material for the years ended December 31, 2006 and 2005.

Provision for Income Taxes

We recorded a tax provision related to the alternative minimum tax of $193,000 and $35,000 for the years ended December 31, 2006 and 2005, respectively.

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

Diagnostic device revenues were $4.2 million and $2.2 million for the years ended December 31, 2005 and 2004, respectively, an increase of $2.0 million, or 90.2%. Of this increase, approximately $1.4 million is attributable to a greater number of units sold, primarily as a result of an increase in the number of regional sales managers and expanded clinical uses for the NC-stat System. In addition, approximately $627,600 of this increase is attributable to an increase in the list price of our NC-stat monitors and docking stations from $3,500 to $4,000 effective January 1, 2005, which resulted in a higher average selling price during 2005 as compared to 2004. Diagnostic device revenues accounted for 12.3% and 12.4% of our total revenues for the years ended December 31, 2005 and 2004, respectively.

Biosensor revenues were $30.1 million and $15.7 million for the years ended December 31, 2005 and 2004, respectively, an increase of $14.4 million, or 91.6%. The increase is primarily due to an increased customer base for our biosensors, increased frequency of testing by our customers and the introduction of new biosensors, including the sural biosensor in the fourth quarter of 2004. Biosensor revenues accounted for 87.7% and 87.6% of our total revenues for the years ended December 31, 2005 and 2004, respectively.

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

Our total revenues were $34.3 million and $17.9 million for the years ended December 31, 2005 and 2004, respectively, an increase of $16.4 million, or 91.4%. During the 12-month period ending December 31, 2005, a total of 3,282 customers used our NC-stat System compared to 2,207 customers for the same period ending December 31, 2004. This represents a 48.7% year-over-year increase in the number of customers that used our NC-stat System.

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Years Ended December 31,
	2005	2004	Change	% Change
	(as restated)	(as restated)
	(in thousands)
Cost of revenues:
Diagnostic device	$1,059.7	$728.7	$331.0	45.4%
Biosensor	7,798.4	4,124.6	3,673.7	89.1
Total cost of revenues	8,858.1	4,853.3	4,004.8	82.5
Gross margin:
Diagnostic device	3,161.6	1,490.8	1,670.8	112.1
Biosensor	22,278.5	11,576.0	10,702.5	92.5
Total gross margin	25,440.0	13,066.8	12,373.3	94.7
Gross Margin%:
Diagnostic device	74.9%	67.2%
Biosensor	74.1	73.7
Total gross margin	74.2	72.9
Operating expenses:
Research and development(1)	3,820.6	3,268.4	552.3	16.9
Sales and marketing(1)	14,150.2	8,488.0	5,662.1	66.7
General and administrative(1)	8,021.8	5,267.4	2,754.4	52.3
Total operating expenses	25,992.6	17,023.8	8,968.8	52.7
Income (loss) from operations	(552.5)	(3,957.0)	3,404.5	(86.0)
Interest income	838.8	214.1	624.7	291.8
Interest expense	(2.0)	(964.1)	962.0	(99.8)
Income (loss) before provision for income taxes	284.3	(4,707.0)	4,991.2	(106.0)
Provision for income taxes	35.0	—	35.0	100.0
Net income (loss)	249.3	(4,707.0)	4,956.2	(105.3)
Accretion of dividend on preferred stock	—	(1,386.3)	1,386.3	(100.0)
Deemed dividend and beneficial conversion feature on redeemable convertible preferred stock	—	(7,838.7)	7,838.7	(100.0)
Net income (loss) available to common stockholders	$249.3	$(13,931.9)	$14,181.2	(101.8)

(1)          Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$77.4	$249.1
Sales and marketing	167.7	356.4
General and administrative	161.3	423.0

Gross Margin

Diagnostic device gross margin percentage was 74.9% and 67.2% for the years ended December 31, 2005 and 2004, respectively. The increase in the gross margin percentage in 2005 compared to 2004 is primarily attributable to an increase in the list price of our NC-stat System from $3,500 to $4,000 effective January 1, 2005.

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

Research and Development

R&D expenses increased $552,300, or 16.9%, to $3.8 million for the year ended December 31, 2005 from $3.3 million for the year ended December 31, 2004. As a percentage of revenues, R&D expenses were 11.1% and 18.2% for the years ended December 31, 2005 and 2004, respectively. This increase was primarily due to a $434,200 increase in employee compensation and benefit costs and a $54,400 increase in recruiting costs. These increases resulted from the hiring of additional employees in our R&D department, particularly in product development to support our efforts on the development of the ADVANCE System, new biosensors, improvements to existing biosensors, products to diagnose additional neuropathies and a drug delivery system for the minimally invasive treatment of neuropathies. Also contributing to the change was an increase of $283,600 in outside consulting costs primarily related to efforts expended on the development of the ADVANCE System and on new biosensors and improvements to existing biosensors. These increases were partially offset by a decrease in stock-based compensation expense of $171,800 related to employee stock options

Sales and Marketing

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

General and Administrative

General and administrative expenses increased $2.8 million, or 52.3%, to $8.0 million for year ended December 31, 2005 from $5.3 million for the year ended December 31, 2004. As a percentage of revenues, general and administrative expenses were 23.4% and 29.4% for the years ended December 31, 2005 and 2004, respectively. The increase in expenses was primarily due to (a) an increase in employee compensation and benefit costs of $885,500 due to the expansion of staff and increases in employee compensation; (b) an increase of $663,700 in professional fees for legal services and for accounting and audit services primarily as a result of the increased regulatory requirements associated with being a publicly-traded company including the provisions of the Sarbanes-Oxley Act of 2002, and the rules promulgated thereunder, regarding internal control over financial reporting (“Sarbanes-Oxley 404”) which began to apply to us as of December 31, 2005; (c) an increase of $344,100 in our insurance costs, primarily relating to increases in director and officer insurance premiums as a result of the transition to a publicly-traded company; (d) an increase of $266,000 in our accrual for sales taxes; (e) an increase of $177,600 in credit card and bank transaction fees related to customer sales; (f) an increase of $148,000 in franchise taxes and other fees; and (g) an increase in recruiting costs of $94,300 associated with new hires. The increases are offset in part by a decrease of $261,800 in stock-based compensation expense related to employee stock options.

Interest Income

Interest income was $838,800 and $214,100 for the years ended December 31, 2005 and 2004, respectively, representing an increase of $624,700. Interest income was earned from investments in cash equivalents, short-term investments and long-term investments. Interest income increased during the year ended December 31, 2005 compared to the year ended December 31, 2004 due to the investment of the proceeds from the Company’s initial public offering (“IPO”), which was completed in the third quarter of 2004, the investment of the proceeds from the sale of preferred stock in March 2004 and increased yields on invested funds in 2005.

Interest Expense

Interest expense was $2,000 and $964,100 for the years ended December 31, 2005 and 2004, respectively, representing a decrease of $962,000. The decrease in interest expense was due to the payment in the third quarter of 2004 of an outstanding debt balance of $3.0 million under our line of credit with Lighthouse Capital Partners by using a portion of the proceeds received from the IPO.

Provision for Income Taxes

We recorded a tax provision related to the alternative minimum tax of $35,000 for the year ended December 31, 2005. In 2004, we recorded no provision for income taxes.

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

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of December 31, 2006, the weighted average maturity of our short-term held-to-maturity investments was 149 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	December 31,
	2006	2005	Change	% Change
	(in thousands)
Cash and cash equivalents	$7,909.8	$8,170.0	$(260.2)	(3.2)%
Short-term held-to-maturity investments	32,410.7	24,081.9	8,328.8	34.6
Total cash, cash equivalents and short-term held-to-maturity investments	$40,320.5	$32,251.9	$8,068.6	25.0%

During 2006, our cash and cash equivalents and short-term held-to-maturity investments increased by $8.1 million, primarily due to $7.3 million of cash provided by operations and $1.6 million of proceeds received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset in part by cash used for capital expenditures of $620,500.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the years ended December 31, 2006 and December 31, 2005:

	Years Ended December 31,
	2006	2005
Days’ sales outstanding (days)	40	40
Inventory turnover rate (times per year)	4.3	4.5

Our payment terms extended to our customers generally require payment within 30 days from invoice date. During the fourth quarter of 2006, we experienced an increase in DSO to 49 days and there was a significant increase in the percentage of accounts receivable past due 60 days or more. We believe that these increases were primarily the result of uncertainty surrounding the reimbursement by Medicare in certain regions of the United States for nerve conduction studies performed using the NC-stat System. We are currently experiencing the effect of this reimbursement uncertainty and it is expected to continue in 2007. As a result this may continue to adversely impact our DSO and our working capital. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the year ended December 31, 2006 was 4.3 times, compared with 4.5 times for the year ended December 31, 2005. The decrease in the inventory turnover rate for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in inventory levels in preparation for the release of the ADVANCE System. Our inventory levels increased in the fourth quarter of 2006 as a result of decreased demand for the NC-stat System, increased production of biosensors at our third-party manufacturer and the initial production of the ADAVANCE System. We anticipate additional increases in inventory levels by approximately $1.5 million to $2.0 million in preparation for the expected release of the ADVANCE System in the summer of 2007. We anticipate this will have the impact of reducing our inventory turnover as we build inventory prior to the initial sale of this new product.

The following sets forth information relating to the sources and uses of our cash.

	Years Ended December 31,
	2006	2005	2004
	(in thousands)
Net cash provided by (used in) operating activities	$7,297.9	$1,908.1	$(2,651.6)
Net cash provided by (used in) investing activities	$(9,133.4)	$3,514.5	$(28,706.1)
Net cash provided by financing activities	$1,575.3	$812.2	$31,671.4

Cash provided by operating activities was $7.3 million and $1.9 million in 2006 and 2005, respectively, while cash used in operating activities was $2.7 million in 2004.  In 2006, a net use of cash of approximately $1.2 million for our investment in working capital was offset by $4.3 million in net income and $4.2 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers of our investment in working capital were as follows: Our accounts receivable increased $4.1 million, excluding the change in the allowance for doubtful accounts, due to growth in revenues. Our inventories increased $950,000 primarily due to the growth in our business and our preparation for the release of the ADVANCE System.  These items were partially offset by a $2.1 million increase in accrued expenses. In 2005, increases in accrued expenses, deferred revenue (net of deferred costs) and accounts payable of $1.9 million, $588,900 and $799,300, respectively; non-cash items of $1.4 million and net income of $249,300 were offset in part by increases in accounts receivable and inventory of $1.7 million and $1.4 million, respectively. Cash used in operations in 2004 was driven by the net loss of $4.7 million offset by $2.0 million in non-cash items and an increase of $73,000 in cash from changes in working capital. As a result of the potential decline in revenues and increase in expenses, we may be unable to sustain the profitability we achieved in the second half of 2005 and in 2006. This may have an adverse impact on our cash flows from operating activities in 2007. In addition, we expect to have increased investments in working capital, especially inventories, due to the pre-launch production of the ADVANCE System.

Our investing activities used $9.1 million of cash in 2006, provided $3.5 million of cash in 2005 and used $28.7 million of cash in 2004. In 2006, we used $8.5 million in cash for net purchases of investments and $620,500 in cash to fund purchases of fixed assets, primarily related to computer equipment. In 2005, net maturities of investments of $3.6 million provided cash, which was primarily reinvested in cash equivalents. This was offset by $475,100 of cash to fund purchases of fixed assets primarily related to leasehold improvements and tooling equipment for new products. In 2004, $31.0 million of proceeds from equity financings was invested in short-term and long-term held-to-maturity investments and $545,200 was used to fund the purchase of fixed assets, primarily related to production tooling and computer equipment. During 2007, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. We do not currently have any significant commitments to purchase capital equipment and we expect that our capital expenditures will be comparable to the level of such expenditures in 2006.

In connection with our property lease entered into at the beginning of January, 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary. The original amount of the letter of credit was $1,860,000. During September 2005, in accordance with the terms of the lease agreement, the amount required under the letter of credit was reduced to $1,430,000. The letter of credit is secured by a certificate of deposit in an amount equal to 102% of the letter of credit. The lease expires in March 2009. The certificate of deposit is renewable in 30-day increments. This amount is classified as restricted cash in the balance sheet. The reduction in the restricted cash balance provided $438,600 in 2005.

Cash provided by financing activities was $1.6 million, $812,200 and $31.7 million in 2006, 2005 and 2004, respectively. Cash provided by financing activities in 2006 and 2005 represents the proceeds from the exercise of stock options and the issuance of shares under our employee stock purchase plan. The cash provided by financing activities in 2004 primarily represented the net proceeds of $24.0 million realized from our IPO, including the net proceeds from over-allotment shares, as well as net proceeds of $10.6 million received from the issuance of preferred stock in a private placement, offset by payments on long-term debt of $3.0 million.

During 2007, we may (a) expend funds to expand our sales and marketing for the NC-stat System, although more modestly than the expansion in 2006, (b) fund sales and marketing efforts for the DigiScope, and (c) continue our ongoing program of making enhancements and improvements to the NC-stat System, including the development of new and/or improved biosensors, products for the diagnosis of additional neuropathies, and development activities relating to the ADVANCE System.

In addition, we plan to expend funds on the design of a drug delivery system, which is expected to enter the clinical stage of development in 2007, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We also expect to incur capital expenditures for computer hardware and software to support the growth in our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

As of December 31, 2006, we have federal and state net operating loss carryforwards available to offset future taxable income of $29.5 million and $16.1 million, respectively, and federal and state tax credits of $890,000 and $317,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. The net operating loss and research and development credit carryforwards expire at various dates beginning in 2011 for federal and 2007 for state. Ownership changes in our company, as defined in the Internal Revenue Code, are expected to have a modest limitation on the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, based on an analysis of the provisions of Section 382 of the Internal Revenue Code. Subsequent changes in our ownership could further affect the limitation in future years.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

As of December 31, 2006, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due in
Contractual Obligations	Total	2007	2008 and 2009	20010 and 2011	After 2011
Operating lease obligations	$2,092,500	$930,000	$1,162,500	$ — —	$—
Purchase order obligations	5,629,700	5,629,700	—	—	—
License agreement obligations	85,000	85,000	—	—	—
Total contractual obligations	$7,807,200	$6,644,700	$1,162,500	$—	$—

Critical Accounting Policies

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note 1—Business and Summary of Significant Accounting Policies of the Notes to Financial Statements.

Revenue Recognition

Our revenue recognition policy is to recognize revenues from our monitor and biosensors upon shipment if the fee is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, collection of the resulting receivables is reasonably assured and product returns are reasonably estimable. Revenues from our docking station and access to the onCall Information System are considered one unit of accounting and are deferred and recognized over the shorter of the estimated customer relationship period or the estimated useful life of the product, currently three years. We record revenue on a net basis for product sales made to distributors, based upon the amount billed to the distributors, when the distributor accepts the responsibility for invoicing the customer and the responsibility for the risk of collections and product returns from the customer.

When multiple elements are contained in a single arrangement, we allocate revenue between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An element is considered a separate unit of accounting if it has value to the customer on a stand-alone basis, there is objective, reliable evidence of the fair value of the undelivered elements and delivery or performance of the undelivered elements is considered probable and substantially in our control. Fair value is determined based upon the price charged when the element is sold separately.

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

Certain product sales are made with a 30-day right of return. Since we can reasonably estimate future returns, we recognize revenues associated with product sales that contain a right of return upon shipment and at the same time reduce revenue by the amount of estimated returns under the provisions of SFAS No. 48, “Revenue Recognition When Right of Return Exists.”

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in its existing accounts receivable. We review our allowance for doubtful accounts and determine the allowance based on an analysis of customer past payment history, product usage activity, and recent communications between us and the customer. Past due balances over 90 days are reviewed individually for collectibility.  Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

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

Asset Valuation

Asset valuation includes assessing the recorded value of certain assets, including accounts receivable, inventories and fixed assets. We use a variety of factors to assess valuation, depending upon the asset. Accounts receivable are evaluated based upon our historical experience, the age of the receivable and current market and economic conditions. The realizable value of inventories is based upon the types and levels of inventory held, forecasted demand, pricing, competition and changes in technology. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates. The recoverability of our fixed assets and other long-lived assets are evaluated when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

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

Accounting for Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and began reflecting the stock-based compensation expense determined under fair value based methods in our statement of operations rather than as pro forma disclosure in our notes to the financial statements. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated. We use the Black-Scholes option pricing model for determining the fair value of our stock options and amortize our stock-based compensation expense using the straight-line method.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that we recognize in our financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  We believe that FIN No. 48 will not have a material effect on our financial position, results from operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP.  The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations or its cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of: (1) the error quantified as the amount by which the current year income statement was misstated (rollover method); or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 did not have a material impact on our financial position, results of operations or its cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe that our adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

Subsequent Event

On March 7, 2007, our Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of our common stock to shareholders of record as of the close of business on March 8, 2007. Initially, these rights will not be exercisable and will trade with the shares of our common stock. Under the Shareholder Rights Plan, the rights generally will become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of our common stock or if a person commences a tender offer that could result in that person owning 15% or more of our common stock. If a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of our common stock having a value of twice the exercise price of the right. If we are acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right.

A copy of the Shareholder Rights Plan has been filed on Form 8-K filed with the SEC on March 8, 2007.

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

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments with a maturity of 12 months or less and maintain an average maturity of twelve months or less. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item may be found on pages F-1 through F-28 of this Form 10-K with the exception of the unaudited quarterly financial information which is presented below.

We have restated our unaudited quarterly financial information for each of the first three quarters of the year ended December 31, 2006, and for each of the quarters of the year ended December 31, 2005 to correct errors in accounting for sales taxes. See Note 2—Restatement of the Notes to Financial Statements:

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(as restated)	(as restated)	(as restated)
Revenues	$11,823,275	$13,970,050	$15,261,251	$14,195,140	$55,249,716
Gross margin	$8,943,362	$10,592,584	$11,525,299	$10,630,417	$41,691,662
Net income (loss) attributable to common shareholders	$(102,662)	$1,233,700	$2,104,630	$1,032,138	$4,267,806
Net income (loss) per common share:
Basic	$(0.01)	$0.10	$0.17	$0.08	$0.34
Diluted	$(0.01)	$0.09	$0.16	$0.08	$0.33
Weighted average shares used to compute net income (loss) per common share:
Basic	12,414,479	12,485,205	12,539,709	12,583,825	12,501,742
Diluted	12,414,479	13,137,867	13,095,430	12,926,449	13,097,891

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenues	$6,789,764	$8,067,506	$9,109,436	$10,331,427	$34,298,133
Gross margin	$4,972,039	$5,977,442	$6,791,595	$7,698,963	$25,440,039
Net income (loss) attributable to common shareholders	$(736,314)	$(194,144)	$597,265	$582,451	$249,258
Net income (loss) per common share:
Basic	$(0.06)	$(0.02)	$0.05	$0.05	$0.02
Diluted	$(0.06)	$(0.02)	$0.05	$0.04	$0.02
Weighted average shares used to compute net income (loss) per common share:
Basic	12,043,103	12,085,448	12,187,835	12,289,075	12,152,139
Diluted	12,043,103	12,085,448	13,103,158	13,181,140	12,986,365

Item 9.                Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting of financial disclosure matters in the last fiscal year.

Item 9A.        Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2006. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon this evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2006 given the existence of the material weakness in internal controls over financial reporting relating to state sales tax as described below. Notwithstanding the material weakness described below, our management believes that the financial statements included in this Annual Report on Form 10-K are fairly presented in all material respects in accordance with generally accepted accounting principles.

(b)         Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on its evaluation, our management identified the following material weakness as of December 31, 2006: We did not maintain effective controls over our sales tax liability and related expense accounts. Specifically, we did not have adequate controls designed and in place to assure that state sales taxes were properly collected and remitted in all states in which the Company operates. This control deficiency resulted in the restatement of the Company’s financial statements for the years ended December 31, 2005 and 2004, each of the quarters of 2005 and the first three quarters of the year ended December 31, 2006. Additionally, this control deficiency could result in a misstatement of our sales tax liability and related accounts that, in the future, would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of the material weakness described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2006 based on our evaluation under the framework in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm, as stated in their report which is included herein.

(c)          Changes in internal control over financial reporting.

There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.       Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

The response to this item is contained in our Proxy Statement relating to our 2007 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.         Executive Compensation

The response to this item is incorporated herein by reference from the discussion responsive thereto in the Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated herein by reference from the discussion responsive thereto in the Proxy Statement.

Item 13.         Certain Relationships and Related Transactions and Director Independence

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

2.    Financial Statement Schedule

None.

3.    Exhibit Index:

Exhibit Number	Description
3.1	Form of Second Amended and Restated By-laws of NeuroMetrix, Inc.(1)
3.2	Form of Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc.(1)
3.3	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share (10)
4.1	Specimen certificate for shares of common stock(1)
4.2	Form of Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent (10)
10.1	Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and NeuroMetrix, Inc.(1)
10.2	Amended and Restated 1996 Stock Option/Restricted Stock Plan(1)
10.3	Amended and Restated 1998 Equity Incentive Plan(1)
10.4	First Amendment to Amended and Restated 1998 Equity Incentive Plan(1)
10.5	Amended and Restated 2004 Stock Option and Incentive Plan(2)
10.6	2004 Employee Stock Purchase Plan(1)
10.7	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors(1)
10.8	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.(1)
10.9	Letter Agreement, dated June 19, 2002, by and between NeuroMetrix, Inc. and Gary L. Gregory(1)
10.10	NeuroMetrix, Inc. Stock Option Agreements (1998 Plan) dated as of July 1, 2002 and April 8, 2004 by and between NeuroMetrix, Inc. and Gary L. Gregory(1)
10.11	NeuroMetrix, Inc. Confidentiality and Non-Compete Agreement, dated as of June 28, 2002, by and between Gary L. Gregory and NeuroMetrix, Inc.(1)
10.12	NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement dated as of June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D. and NeuroMetrix, Inc.(1)
10.13	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (1998 Plan) dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.(1)

10.14	Second Amendment to Amended and Restated 1998 Equity Incentive Plan(1)
10.15	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (1998 Plan) dated as of June 21, 2004 by and between Gary Gregory and NeuroMetrix, Inc.(1)
10.16	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.(1)
10.17	NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement, dated as of May 1, 2000, by and between Michael Williams and NeuroMetrix, Inc.(1)
10.18	NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement, dated as of October 13, 1998, by and between Guy Daniello and NeuroMetrix Inc.(1)
10.19	Form of Incentive Stock Option Agreement, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan(3)
10.20	Form of Non-Qualified Stock Option Agreement For Company Employees, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan(3)
10.21	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors, under the NeuroMetrix, Inc. 2004 Stock Option And Incentive Plan(3)
10.22	Letter Agreement, dated February 7, 2005, by and between NeuroMetrix, Inc. and W. Bradford Smith(4)
10.23	Form of Incentive Stock Option Agreement, under the NeuroMetrix, Inc. 2004 Stock Option and Incentive Plan, by and between NeuroMetrix, Inc. and W. Bradford Smith(4)
10.24	NeuroMetrix, Inc. Confidentiality & Non-Compete Agreement, dated as of February 7, 2005, by and between W. Bradford Smith and NeuroMetrix, Inc.(4)
10.25	Executive Officer Compensation Arrangements (2004 Bonus and 2005 Salaries and Bonus Targets)(5)
10.26	Director Compensation Arrangements(6)
**10.27	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc. (7)
10.28	Executive Officer Compensation Arrangements (2006 Bonus)(8)
10.29	Executive Officer Compensation Arrangements (2006 Salaries)(9)
10.30	NeuroMetrix, Inc. Shareholder Rights Plan (10)
*23.1	Consent of PricewaterhouseCoopers LLP
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith.

**    Portions of exhibit 10.27 have been omitted pursuant to a request for confidential treatment.

       (1) Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on From S-1 (Registration No. 333-115440).

       (2) Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on May 26, 2006 (File No. 000-50856).

       (3) Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on November 15, 2004 (File No. 000-50856).

       (4) Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 11, 2005 (File No. 000-50856).

       (5) Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on May 11, 2005 (File No. 000-50856).

       (6) Incorporated herein by reference to NeuroMetrix, Inc.’s Annual Report on Form 10-K filed on March 16, 2006 (File No. 000-50856).

       (7) Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on August 2, 2006 (File No. 000-50856).

       (8) Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2006 (File No. 000-50856).

       (9) Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on May 10, 2006 (File No. 000-50856).

(10) Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on March 8, 2007 (File No. 000-50856).

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.
	By:	/s/ SHAI N. GOZANI, M.D. PH.D.
Shai N. Gozani, M.D. Ph.D.
Chairman, President and Chief Executive Officer
Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 29, 2007 in the capacities indicated below.

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
W. Mark Lortz

INDEX TO FINANCIAL STATEMENTS
NeuroMetrix, Inc.
Years ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NeuroMetrix, Inc.:

We have completed integrated audits of NeuroMetrix, Inc.’s 2006 and 2005 financial statements and of its internal control over financial reporting as of December 31, 2006, and an audit of its 2004 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a) (1) present fairly, in all material respects, the financial position of NeuroMetrix, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company has restated its financial statements as of and for the years ended December 31, 2005 and 2004.

In addition, as discussed in Note 3 to the financial statements, effective January 1, 2006 the Company changed its method of accounting for stock based compensation.

Internal control over financial reporting

Also, we have audited management’s assessment, included in “Management’s Report on Internal Control over Financial Reporting” appearing under Item 9A, that NeuroMetrix, Inc. did not maintain effective internal control over financial reporting as of  December 31, 2006, because of the effect of the Company not maintaining effective controls over accounting for state sales taxes, tax liabilities and related expense accounts, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006 the Company did not maintain effective controls over sales tax liabilities and related expense accounts. Specifically, the Company did not have adequate controls designed and in place to assure that state sales taxes were properly collected and remitted in all states in which the Company operates. This control deficiency resulted in the restatement of the Company’s financial statements for the years ended December 31, 2005 and 2004, each of the quarters of 2005 and the first three quarters of the year ended December 31, 2006. Additionally, this control deficiency could result in a misstatement of the Company’s sales tax liability and related accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those financial statements.

In our opinion, management’s assessment that NeuroMetrix, Inc. did not maintain effective internal control over financial reporting as of  December 31, 2006 , is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NeuroMetrix Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 29, 2007

NeuroMetrix, Inc.
Balance Sheets

	December 31,
	2006	2005
		(as restated)
Assets
Current assets:
Cash and cash equivalents	$7,909,778	$8,170,037
Short-term held-to-maturity investments	32,410,685	24,081,946
Accounts receivable, net of allowance for doubtful accounts of $900,000 and $400,000 at December 31, 2006 and 2005, respectively	7,698,550	4,543,339
Inventories, net	3,633,389	2,683,409
Prepaid expenses and other current assets	761,400	614,169
Current portion of deferred costs	370,013	223,009
Total current assets	52,783,815	40,315,909
Restricted cash	1,458,598	1,458,598
Fixed assets, net	1,115,436	875,551
Deferred costs	348,430	247,013
Total assets	$55,706,279	$42,897,071
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,766,650	$1,698,583
Accrued compensation	2,460,328	1,959,621
Accrued expenses	4,275,983	2,628,928
Current portion of deferred revenue	1,386,867	760,613
Total current liabilities	10,889,828	7,047,745
Deferred revenue	1,335,138	885,354
Other long-term liabilities	72,727	130,909
Total liabilities	12,297,693	8,064,008
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 authorized; 12,601,224 and 12,375,276 shares issued and outstanding at December 31, 2006 and 2005, respectively	1,260	1,238
Additional paid-in capital	97,205,145	93,212,368
Deferred compensation	(110,705)	(425,623)
Accumulated deficit	(53,687,114)	(57,954,920)
Total stockholders’ equity	43,408,586	34,833,063
Total liabilities and stockholders’ equity	$55,706,279	$42,897,071

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Operations

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Revenues:
Diagnostic device	$7,538,320	$4,221,311	$2,219,489
Biosensor	47,711,396	30,076,822	15,700,600
Total revenues	55,249,716	34,298,133	17,920,089
Cost of revenues	13,558,054	8,858,094	4,853,326
Gross margin	41,691,662	25,440,039	13,066,763
Operating expenses:
Research and development(1)	5,010,513	3,820,624	3,268,363
Sales and marketing(1)	22,013,682	14,150,157	8,488,047
General and administrative(1)	11,805,062	8,021,783	5,267,378
Total operating expenses	38,829,257	25,992,564	17,023,788
Income (loss) from operations	2,862,405	(552,525)	(3,957,025)
Interest income	1,598,401	838,825	214,092
Interest expense	—	(2,042)	(964,056)
Income (loss) before provision for income taxes	4,460,806	284,258	(4,706,989)
Provision for income taxes	193,000	35,000	—
Net income (loss)	4,267,806	249,258	(4,706,989)
Accretion of redeemable convertible preferred stock	—	—	(1,386,301)
Deemed dividend on redeemable convertible preferred stock	—	—	(787,885)
Beneficial conversion feature associated with redeemable convertible preferred stock	—	—	(7,050,771)
Net income (loss) attributable to common stockholders	$4,267,806	$249,258	$(13,931,946)
Net income (loss) per common share:
Basic	$0.34	$0.02	$(2.42)
Diluted	$0.33	$0.02	$(2.42)
Weighted average shares used to compute net income (loss) per common share:
Basic	12,501,742	12,152,139	5,747,579
Diluted	13,097,891	12,986,365	5,747,579

(1)          Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$470,582	$77,365	$249,131
Sales and marketing	820,984	167,699	356,422
General and administrative	1,361,071	161,266	423,042

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Changes in Redeemable Convertible Preferred Stock and
Changes in Stockholders’ (Deficit)/Equity

	Redeemable Convertible Preferred Stock		Common Stock		Additional
	Number		Number		Paid-In	Subscriptions	Deferred	Accumulated
	of Shares	Amount	of Shares	Amount	Capital	Receivable	Compensation	Deficit	Total
Balance at December 31, 2003—as restated	17,498,099	$47,693,742	1,042,990	$104	$—	$(2,143)	$(598,933)	$(45,204,348)	$(45,805,320)
Issuance of Series E-1 redeemable preferred stock, net of issuance costs of $22,672	7,050,771	10,553,484	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	49,621	5	44,926	—	—	—	44,931
Purchase of treasury stock	—	—	(6,251)	(1)	(1,249)	—	—	—	(1,250)
Cash received from subscriptions receivable	—	—	—	—	—	2,143	—	—	2,143
Beneficial conversion feature associated with redeemable convertible preferred stock	—	7,050,771	—	—	—	—	—	(7,050,771)	(7,050,771)
Deemed dividend on Series D redeemable convertible preferred stock	—	787,885	—	—	—	—	—	(787,885)	(787,885)
Accretion of redeemable convertible preferred stock to redemption	—	1,386,301	—	—	(932,116)	—	—	(454,185)	(1,386,301)
Initial public offering of common stock	—	—	3,450,000	345	24,005,719	—	—	—	24,006,064
Conversion of redeemable convertible preferred stock	(24,548,870)	(67,472,183)	7,488,758	749	67,471,434	—	—	—	67,472,183
Conversion of warrant to purchase common stock	—	—	—	—	450,100	—	—	—	450,100
Compensation expense associated with stock options	—	—	—	—	436,611	—	—	—	436,611
Deferred compensation associated with stock options	—	—	—	—	750,566	—	(750,566)	—	—
Adjustment to deferred compensation associated with terminated employees	—	—	—	—	(12,429)	—	12,429	—	—
Amortization of deferred compensation	—	—	—	—	—	—	591,984	—	591,984
Issuance of common stock under employee stock purchase plan	—	—	9,532	1	64,817	—	—	—	64,818
Net loss—as restated	—	—	—	—	—	—	—	(4,706,989)	(4,706,989)
Balance at December 31, 2004—as restated	—	—	12,034,650	1,203	92,278,379	—	(745,086)	(58,204,178)	33,330,318
Issuance of stock upon exercise of stock options and warrants	—	—	317,361	32	512,825	—	—	—	512,857
Compensation expense associated with stock options	—	—	—	—	120,272	—	—	—	120,272
Adjustment to deferred compensation associated with terminated employees	—	—	—	—	(33,405)	—	33,405	—	—
Amortization of deferred compensation	—	—	—	—	—	—	286,058	—	286,058
Issuance of common stock under employee stock purchase plan	—	—	23,265	3	299,297	—	—	—	299,300
Income tax effect of the exercise of stock options	—	—	—	—	35,000	—	—	—	35,000
Net income—as restated	—	—	—	—	—	—	—	249,258	249,258
Balance at December 31, 2005—as restated	—	—	12,375,276	1,238	93,212,368	—	(425,623)	(57,954,920)	34,833,063
Issuance of stock upon exercise of stock options	—	—	202,808	20	1,180,637	—	—	—	1,180,657
Stock-based compensation expense					2,403,222				2,403,222
Adjustment to deferred compensation associated with terminated employees	—	—	—	—	(65,503)	—	65,503	—	—
Amortization of deferred compensation	—	—	—	—	—	—	249,415	—	249,415
Issuance of common stock under employee stock purchase plan	—	—	23,140	2	394,621	—	—	—	394,623
Income tax effect of the exercise of stock options	—	—	—	—	79,800	—	—	—	79,800
Net income	—	—	—	—	—	—	—	4,267,806	4,267,806
Balance at December 31, 2006	—	$—	12,601,224	$1,260	$97,205,145	$—	$(110,705)	$(53,687,114)	$43,408,586

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Cash flows for operating activities:
Net income (loss)	$4,267,806	$249,258	$(4,706,989)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	380,655	278,932	205,023
Compensation expense associated with stock options	2,652,637	406,330	1,028,595
Provision for doubtful accounts	946,850	281,684	221,796
Amortization of premium on investments	184,163	439,734	89,175
Income tax effect of the exercise of stock options	79,800	35,000	—
Accretion of debt issuance discount	—	—	437,778
Changes in operating assets and liabilities:
Accounts receivable	(4,102,061)	(1,698,458)	(1,496,378)
Inventories	(949,980)	(1,399,148)	(205,871)
Prepaid expenses and other current assets	(147,231)	58,801	(455,805)
Accounts payable	1,068,067	799,292	464,906
Accrued expenses and compensation	2,147,762	1,925,923	1,421,301
Other long-term liabilities	(58,182)	(58,182)	3,637
Deferred revenue and deferred costs	827,617	588,924	341,201
Net cash provided by (used in) operating activities	7,297,903	1,908,090	(2,651,631)
Cash flows for investing activities:
Purchases of fixed assets	(620,540)	(475,124)	(545,158)
Purchases of investments	(42,141,626)	(15,290,120)	(30,954,418)
Maturities of investments	33,628,724	18,840,191	2,793,492
Release of restricted cash	—	438,602	—
Net cash provided by (used in) investing activities	(9,133,442)	3,513,549	(28,706,084)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,180,657	512,857	47,074
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	10,553,484
Proceeds from initial public offering, net of offering costs of $3,572,908	—	—	24,006,064
Proceeds from issuance of common stock under employee stock purchase plan	394,623	299,300	64,818
Payments on long-term debt	—	—	(3,000,000)
Net cash provided by financing activities	1,575,280	812,157	31,671,440
Net increase (decrease) in cash and cash equivalents	(260,259)	6,233,796	313,725
Cash and cash equivalents, beginning of year	8,170,037	1,936,241	1,622,516
Cash and cash equivalents, end of year	$7,909,778	$8,170,037	$1,936,241
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2,042	$497,404

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Notes to Financial Statements

1.   Business and Summary of Significant Accounting Policies

Business

NeuroMetrix, Inc. (the “Company”), a Delaware corporation, was formed in June 1996. The Company designs, develops and sells proprietary medical devices used to help physicians diagnose neuropathies and neurovascular diseases. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. Diabetic retinopathy is a neurovascular disease affecting the vision of patients with diabetes. The Company has an exclusive sales and marketing license with EyeTel Imaging, Inc. (“EyeTel”) to market the DigiScope®, a product designed to detect diabetic retinopathy. The Company operates in one business segment.

On July 27, 2004, the Company completed an initial public offering (“IPO”) of 3,000,000 shares of its common stock at $8.00 per share, for gross consideration of $24,000,000. All of the shares were sold by the Company. In connection with the IPO, the Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 450,000 shares of common stock from the Company at $8.00 per share, which the underwriters exercised in full on August 17, 2004 for gross consideration of $3,600,000. The Company’s shares trade on The NASDAQ Global Market under the symbol “NURO.”

On July 27, 2004, upon completion of the Company’s IPO, all shares of the Company’s redeemable convertible preferred stock outstanding on that date converted into 7,488,758 shares of common stock and the outstanding warrant to purchase redeemable convertible preferred stock converted into a warrant to purchase 100,000 shares of common stock. This warrant was exercised in full on June 13, 2005.

In October 2006, the Company entered into an exclusive seven year licensing agreement with EyeTel. The agreement grants the Company an exclusive license to market, brand, and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market. The DigiScope, developed in collaboration with the Wilmer Eye Institute at Johns Hopkins, is a United States Food and Drug Administration, or FDA, cleared diagnostic device that primary care physicians and endocrinologists can use for the early detection of diabetic retinopathy. In connection with the agreement, the Company received warrants to purchase up to 500,000 shares of EyeTel common stock at an exercise price of $0.16 per share, subject to adjustment for stock splits and with a term of ten years. The warrants are subject to a vesting schedule based on the Company’s achievement of annual performance milestones relating to units placed and customer usage of the DigiScope through 2011. If the Company does not meet one or both of the requirements for any calendar year, but does meet the combined requirements for two or more consecutive years, the shares scheduled to vest for each of the years will vest. The agreement also grants the Company financing participation rights in connection with EyeTel’s next round of venture capital financing. The Company received an option to purchase EyeTel preferred stock, up to the lesser of (i) 30% of the total amount raised in the financing or (ii) $5.0 million. In the event that the Company participates in the next round of financing, and the Company’s maximum permitted amount is less than $5.0 million, the Company has the right to participate in any subsequent financing rounds equal to the difference between $5.0 million and the amount previously invested.

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

Restricted Cash

At December 31, 2006 and 2005, the Company maintained restricted cash in the amount of $1,458,598 associated with a facility lease. See Note 11—Commitments and Contingencies.

Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposits accounts, short-term investments and trade receivables. The Company invests its funds in highly rated institutions and limits its investment in any individual debtor. The Company has not experienced significant losses related to cash and cash equivalents and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents.

The Company distributes its products through its own regional sales managers who manage independent sales agencies. At December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of accounts receivable or revenue.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximate their fair value at December 31, 2006 and 2005.

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

Diagnostic device revenues consist of sales of NC-stat monitors and NC-stat docking stations. Revenues associated with the sale of the NC-stat monitors are recognized upon shipment provided that the fee is fixed or determinable, evidence of a persuasive arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable and no continuing obligations exist. The revenues from the sale of a NC-stat docking station and access to the onCall Information System are considered one unit of accounting and deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the onCall Information System, which is the shorter of the estimated customer relationship period or the estimated useful life of the docking station, currently three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet.

Biosensor revenues consist of sales of disposable NC-stat biosensors and are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured and product returns are reasonably estimable.

The Company recognizes revenues associated with installation and training upon completion of the service. The fair value of the installation and training is based on hourly service billing rates.

Certain product sales are made with a 30-day right of return. Since the Company can reasonably estimate future returns, the Company recognizes revenues associated with product sales that contain a right of return upon shipment and at the same time reduces revenue by the amount of estimated returns under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists”.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company’s financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. SFAS No. 109 “Accounting for Income Taxes,” requires the Company to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

The following is a rollforward of the Company’s accrued warranty liability for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Balance at beginning of period	$124,852	$116,779	$79,054
Accrual for warranties	688,234	314,117	187,176
Settlements made	(581,361)	(306,044)	(149,451)
Balance at end of period	$231,725	$124,852	$116,779

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

The Company periodically evaluates the recoverability of its fixed assets and other long-lived assets when circumstances indicate that an event of impairment may have occurred in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This periodic review may result in an adjustment of estimated depreciable lives or an asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to their operating performance and future undiscounted cash flows of the underlying business. If the future undiscounted cash flows are less than their book value, an impairment exists. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk. No impairments were identified in the years ended December 31, 2006, 2005 and 2004.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment” (“SFAS No. 123(R)”), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS No. 123(R) revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123” (“SFAS No. 148”.)  As a result, beginning January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and has begun reflecting the stock-based compensation expense determined under fair value based methods in statement of operations rather than as pro forma disclosure in the notes to the financial statements. Under this transition method, the compensation cost recognized beginning January 1, 2006 includes compensation cost for (i) all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123, and (ii) all share based payments granted or modified subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Compensation cost is generally recognized ratably over the requisite service period. Prior period amounts have not been restated. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method.

Prior to the adoption of SFAS 123(R), the Company accounted for stock options granted to employees in accordance with APB 25 and provided the disclosures required under SFAS 148 only in the notes to our financial statements. Accordingly, compensation expense was recorded for options issued to employees to the extent that the fair market value of the Company’s common stock exceeded the exercise price of the option at the date granted and all other criteria for fixed accounting were met. All stock-based awards granted to non-employees were accounted for at their fair value and the resulting compensation expense was generally recognized over the period of service.

Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants (using the treasury stock method.)

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Basic:
Net income (loss) available to common stockholders	$4,267,806	$249,258	$(13,931,946)
Weighted average shares	12,501,742	12,152,139	5,747,579
Basic income (loss) per common share	$0.34	$0.02	$(2.42)
Diluted:
Net income (loss) available to common stockholders	$4,267,806	$249,258	$(13,931,946)
Weighted average shares	12,501,742	12,152,139	5,747,579
Effect of stock options	596,149	821,254	—
Effect of warrants	—	12,972	—
Weighted average shares, as adjusted	13,097,891	12,986,365	5,747,579
Diluted income (loss) per common share	$0.33	$0.02	$(2.42)

The following potentially dilutive common shares were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Years Ended December 31,
	2006	2005	2004
Options	366,618	45,400	1,132,571
Warrants	—	—	100,000

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was $547,441, $280,034 and $215,321 in the years ended December 31, 2006, 2005 and 2004, respectively.

Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. For the years ended December 31, 2006, 2005 and 2004, the Company had no components of comprehensive income or loss other than net income (loss).

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company’s financial statements the impact of the tax position  if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 are effective as of the beginning of the 2007 calendar year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company believes that FIN No. 48 will not have a material effect on its financial position, results from operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP.  The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations or its cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of: (1) the error quantified as the amount by which the current year income statement was misstated (rollover method); or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (iron curtain method). Reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB No. 108 requires both methods to be used in evaluating materiality. Immaterial prior year errors may be corrected with the first filing of prior year financial statements after adoption. The cumulative effect of the correction would be reflected in the opening balance sheet with appropriate disclosure of the nature and amount of each individual error corrected in the cumulative adjustment, as well as a disclosure of the cause of the error and that the error had been deemed to be immaterial in the past. SAB No. 108 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

2.   Restatement

The Company has restated its financial statements as of and for the years ended December 31, 2005 and 2004 to correct errors in accounting for sales tax liabilities. The errors arose from the Company’s failure in certain states within the United States to charge sales tax to customers as required by state law and subsequently file and remit such collections to the state tax authorities. The Company has computed the error as the total of the sales tax due, based on historical sales in those states where sales tax should have been collected, and the resulting interest and penalties in accordance with the applicable state law.

The impact of correcting these errors results in an increase in accrued liabilities of $1,415,000 and $726,000 as of December 31, 2005 and 2004, respectively, an increase in general and administrative expenses of $689,000 and $423,000 and a reduction of net income available to common stockholders of $689,000 and $423,000 for the years ended December 31, 2005 and 2004, respectively.

The following table presents the impact of the restatement:

	2005		2004
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
General and administrative	$7,332,783	$8,021,783	$4,844,378	$5,267,378
Total operating expenses	25,303,564	25,992,564	16,600,788	17,023,788
Income (loss) from operations	136,475	(552,525)	(3,534,025)	(3,957,025)
Income (loss) before provision for income taxes	973,258	284,258	(4,283,989)	(4,706,989)
Net income (loss)	938,258	249,258	(4,283,989)	(4,706,989)
Net income (loss) attributable to common stockholders	$938,258	$249,258	$(13,508,946)	$(13,931,946)
Net income (loss) per common share:
Basic	$0.08	$0.02	$(2.35)	$(2.42)
Diluted	$0.07	$0.02	$(2.35)	$(2.42)
Balance sheet:
Accrued expenses	$1,213,928	$2,628,928
Total current liabilities	$5,632,745	$7,047,745
Total liabilities	$6,649,008	$8,064,008
Accumulated deficit	$(56,539,920)	$(57,954,920)	$(57,478,178)	$(58,204,178)
Total stockholders’ equity	$36,248,063	$34,833,063	$34,056,318	$33,330,318
Cash flows:
Net income (loss)	$938,258	$249,258	$(4,283,989)	$(4,706,989)
Accrued expenses and compensation	$1,236,923	$1,925,923	$998,301	$1,421,301

In addition, previously reported accumulated deficit and total stockholders’ deficit as of December 31, 2003 of $44,901,348 and $45,502,320, respectively, have been restated to $45,204,348 and $45,805,320, respectively in the Statements of Changes in Redeemable Convertible Preferred Stock and Changes in Stockholders’ (Deficit)/Equity.

As applicable, the footnotes contained elsewhere within these financial statements have also been restated to correct these errors.

3.   Stock Option Plans, Stock-Based Compensation and Common Stock

Stock Option Plans

During 1996, the Company adopted the 1996 Stock Option/Restricted Stock Plan (the “1996 Stock Plan”). The 1996 Stock Plan provides for the granting of incentive and non-qualified stock options and stock bonus awards to officers, directors and employees of the Company. The maximum number of shares that may be issued pursuant to the 1996 Stock Plan is 156,250. All of the outstanding options under the 1996 Stock Plan are fully vested and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2006, all shares had been issued under the 1996 Stock Plan.

During 1998, the Company adopted the 1998 Equity Incentive Plan (the “1998 Stock Plan”). The 1998 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 1998 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2006, 1,250,000 shares of common stock were authorized for issuance under the 1998 Stock Plan, of which 534,774 shares had been issued and 627,764 shares were subject to outstanding options at a weighted average exercise price of $7.05 per share. The 1998 Stock Plan was closed to any future grants at the time of the Company’s IPO and therefore the Company will not make any additional grants under the 1998 Stock Plan.

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated in 2006 (the “2004 Stock Plan”). The 2004 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers,  employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2006, 1,946,022 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 92,713 shares had been issued, 587,330 shares were subject to outstanding options at a weighted average exercise price of $22.79 per share and 1,265,979 shares were available for future grant. In March 2006, the Company’s Board of Directors voted to discontinue the provision of the 2004 Stock Plan which automatically increased the number of options available for grant under the 2004 Stock Plan based on the net increase in the total number of outstanding shares of common stock during the year.

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

Certain stock options granted prior to January 1, 2006 covering a total of 15,480 shares were modified during 2006 to increase the exercise price to the fair market value as of the original date of grant. These stock options were originally issued at a discount to fair market value in the first half of 2004 prior to the Company’s IPO. The grants have been revalued using the Black Scholes option pricing model and for unvested shares, the sum of the difference between fair value immediately before and after the modifications and the remaining original intrinsic value is being amortized to expense over the remaining vesting period.

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

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The ESPP is regarded as a compensatory plan according to the provisions of SFAS No. 123(R). Under this plan, the Company has issued 23,140, 23,265 and 9,532 shares of its common stock during the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of activity under the Company’s 1996, 1998 and 2004 Stock Plans for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Stock Option Awards
Outstanding at December 31, 2003	450,412	$0.20— 2.25	$1.75
Granted at fair value	657,344	8.00—10.42	8.16
Granted below fair value	90,900	0.90— 4.48	2.66
Exercised	(49,621)	0.20— 2.25	0.91
Forfeited	(16,464)	0.90— 8.53	2.82
Outstanding at December 31, 2004	1,132,571	0.20—10.42	5.63
Granted at fair value	278,650	9.28—37.23	13.78
Exercised	(253,654)	0.40—10.00	2.02
Forfeited	(36,948)	2.25—29.02	9.85
Outstanding at December 31, 2005	1,120,619	0.20—37.23	8.33
Granted at fair value	387,800	13.52—38.96	29.88
Exercised	(202,808)	0.20—12.60	5.82
Forfeited	(90,517)	2.25—36.11	21.67
Outstanding at December 31, 2006	1,215,094	$0.40—38.96	$14.66

The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $5,304,033, $6,713,552, and $260,049, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.40— 4.48	109,747	6.2	$2.46
$ 8.00— 8.00	511,563	7.5	8.00
$ 8.25— 9.78	68,902	7.9	9.18
$ 9.90—14.76	145,857	8.1	10.34
$15.15—29.50	107,750	9.2	25.11
$30.10—38.96	271,275	9.0	31.72
	1,215,094	8.0	$14.66

The following table summarizes information about stock options exercisable at December 31, 2006:

Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 0.40— 4.48	67,731	$2.48
$ 8.00— 8.00	318,375	8.00
$ 8.25— 9.78	27,562	9.20
$ 9.90—14.76	28,874	10.41
$15.15—29.50	8,217	25.05
$30.10—38.96	4,225	34.00
	454,984	$7.95

The weighted average remaining contractual life for stock options exercisable at December 31, 2006 was 8.0 years. The aggregate intrinsic value for stock options outstanding and exercisable at December 31, 2006 was $5,963,981 and $3,328,929 respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for the issuance of options with an exercise price equal to or greater than the fair value at the date of grant.

The following table illustrates the effect on net income (loss) and net income (loss) per common share for the years ended December 31, 2005 and 2004 had the Company applied the fair value based method as prescribed by SFAS No. 123:

	2005	2004
	(as restated)	(as restated)
Net income (loss) attributable to common stockholders, as reported	$249,258	$(13,931,946)
Add employee stock-based compensation expense included in reported net income	406,330	1,028,595
Less employee stock-based compensation expense determined under fair value method	(1,432,031)	(1,503,188)
Net income (loss)—pro forma	$(776,443)	$(14,406,539)
Net income (loss) per common share (basic and diluted):
As reported	$0.02	$(2.42)
Pro forma	$(0.06)	$(2.51)

The weighted average grant-date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2006, 2005 and 2004 and the pro forma net income (loss) and net income (loss) per common share information presented above is calculated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004 (1)
Risk-free interest rate	4.3%—5.2%	3.5%—4.6%	3.5%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 years
Volatility	50.0%—75.0%	52.6%	65.0%
Weighted average fair value of options granted at fair value	$14.76	$7.23	$4.92
Weighted average fair value of options granted below fair value	$—	$—	$8.34

(1)          Prior to the July 2004 IPO, the Company established the fair value of common stock by reference to the previously issued redeemable convertible preferred stock and by reference to an expected IPO price. Prior to the IPO, assumed volatility was zero percent.

The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a five year term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero because the Company does not currently pay dividends nor expect to do so during the expected option term. The expected option term of five years is estimated based on an analysis of actual option exercises and a review of comparable medical device companies. The volatility assumption is based on weekly historical volatility during the time period that corresponds to the expected option term, a review of comparable medical device companies and expected future stock price volatility. The post-vesting forfeiture rate is based on the historical and projected average turnover rate using four classifications of employees. These assumptions will be evaluated and revised as necessary based on changes in market conditions and historical experience. For 2004, the weighted average fair value of options granted prior to and subsequent to the IPO was $5.15 and $5.74, respectively.

The Company uses the Black-Scholes option pricing model for determining the fair value of shares of common stock issued or to be issued under the ESPP. The following assumptions are used in determining fair value: The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a six month term (corresponding to the expected option term) on the date the option was granted. In 2006, the Company used a risk-free interest rate assumption that ranged from 5.1% to 5.2%. The expected dividend yield is zero because the Company does not currently pay dividends nor expect to do so during the expected option term. An expected term of six months is used based on the duration of each plan offering period. The volatility assumption is based on stock price volatility over the most recent period of time corresponding to the expected term and is also based on expected future stock price volatility. In 2006, the expected future stock price volatility ranged from 50.0% to 90.0%. These assumptions will be evaluated and revised as necessary based on changes in market conditions and historical experience.

The Company recorded stock-based compensation expense of $2,652,637, $406,330 and $1,028,595 for the years ended December 31, 2006, 2005 and 2004 , respectively  Included in the stock-based compensation expense recorded by the Company for the year ended December 31, 2006 is (a) $2,265,556 in compensation expense relating to stock options granted to employees subsequent to the Company’s July 2004 IPO that are accounted for according to the provisions of SFAS No. 123(R); (b) $53,471 in reductions of compensation expense related to stock options granted to non-employees that are accounted for according to the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18  “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”  (“EITF No. 96-18”); (c) $159,480 in compensation expense related to the ESPP and accounted for under the provisions of SFAS No. 123(R): (d) $249,415 in compensation expense relating to stock options granted to employees prior to the Company’s IPO that are being accounted for using the intrinsic value method according to the provisions of SFAS No. 123(R) and (e) $31,657 in modifications to pre-IPO option grants. Compensation expense recorded by the Company for the modification of stock options for the years ended December 31, 2005 and 2004, respectively, is $35,790 and $436,611.

The additional costs incurred as a result of the implementation of SFAS No. 123(R) reflected in income before provision of income taxes and net income attributable to common stockholders for the year ended December 31, 2006 was $2,425,036.  The effect on basic and diluted earnings per share for the year ended December 31, 2006 was $0.19, respectively.

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period according to the provisions of EITF No. 96-18. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the option term, a risk-free interest rate corresponding to the expected term, an expected volatility of 70% -75% and a dividend yield of zero.

Deferred compensation was recorded in connection with stock option grants made prior to the Company’s IPO. The deferred compensation represents the difference between the estimated market value of common stock on the date of grant and the exercise price associated with the stock options. The deferred compensation is amortized to expense over the vesting period of the related stock options. The unamortized balance of deferred compensation as of December 31, 2006 is $110,705.

Total unrecognized stock-based compensation costs related to non-vested stock options was approximately $6,703,540 as of December 31, 2006 which related to approximately 759,476 shares with a per share weighted fair value of $8.83. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.0 years.

The Company has no tax windfall or shortfall as of December 31, 2006.

Common Stock

As of December 31, 2006, the Company had 50,000,000 shares of common stock authorized and 12,601,224 shares issued and outstanding. There were no treasury shares outstanding at December 31, 2006 and 2005, as all treasury shares have been issued upon employee stock option exercises.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2006, the Company has reserved authorized shares of common stock for future issuance as follows:

Outstanding stock options	1,215,094
Possible future issuance under stock option plans	1,265,979
Possible future issuance under employee stock purchase plan	319,063
Total	2,800,136

On March 7, 2007, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on March 8, 2007. (See Note 13—Subsequent Event.)

4.   Inventories

At December 31, 2006 and 2005, inventories consist of the following:

	December 31,
	2006	2005
Purchased components	$345,852	$276,167
Finished goods	3,287,537	2,407,242
	$3,633,389	$2,683,409

5.   Held-to-Maturity Investments

Held-to-maturity investments as of December 31, 2006 and 2005 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2006
Commercial paper and bank notes	$3,895,713	$104,287	$—	$4,000,000
U.S. agency obligations	997,752	4,110	—	1,001,862
Corporate bonds	27,517,220	23,700	(128,350)	27,412,570
	$32,410,685	$132,097	$(128,350)	$32,414,432
2005
Commercial paper and bank notes	$4,440,724	$59,276	$—	$4,500,000
U.S. agency obligations	2,990,521	—	(4,524)	2,985,997
Corporate bonds	10,061,701	1,429	(364,495)	9,698,635
Certificates of deposit	6,589,000	—	(13,545)	6,575,455
	$24,081,946	$60,705	$(382,564)	$23,760,087

The following table shows the gross unrealized losses and fair value of the Company’s held-to-maturity investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005:

	12 Months or less		Greater than 12 Months		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
2006
Corporate bonds	$20,998,098	$(128,350)	$—	$—	$20,998,098	$(128,350)
2005
U.S. agency obligations	$2,587,943	$(2,489)	$398,054	$(2,035)	$2,985,997	$(4,524)
Corporate bonds	1,479,864	(39,075)	6,521,599	(325,420)	8,001,463	(364,495)
Certificates of deposit	1,290,058	(9,942)	496,397	(3,603)	1,786,455	(13,545)
Total	$5,357,865	$(51,506)	$7,416,050	$(331,058)	$12,773,915	$(382,564)

Corporate bonds—At December 31, 2006, the Company held 21 corporate bonds in an unrealized loss position which was primarily the result of higher market interest rates since the date of purchase, rather than a decline in credit quality of these investments. The contractual terms of these investments do not permit the issuers to settle the securities at a price less than the face value of the investment. Each of the bonds maintains a Standard & Poor’s rating of A or higher and has made each of their scheduled interest payments. Therefore, it is not expected that the bonds would be settled at a price less than the amortized cost of the investment. Because the Company has the ability and intent to hold these investments until maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006.

The amortized cost and fair value of fixed maturity securities at December 31, 2006 and 2005, by contractual maturity, are shown below:

	December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$32,410,685	$32,414,432	$24,081,946	$23,760,087

6.   Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life	December 31,
	(Years)	2006	2005
Computer and laboratory equipment	3	$1,746,322	$1,366,553
Furniture and equipment	3	350,678	198,330
Production equipment	7	665,266	636,406
Construction in progress	—	215,476	173,103
Leasehold improvements	*	150,097	132,907
		3,127,839	2,507,299
Less—accumulated depreciation		(2,012,403)	(1,631,748)
		$1,115,436	$875,551

*—Lesser of life of lease or estimated useful life

Depreciation expense was $380,655, $278,932 and $205,023 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.   Accrued Expenses

Accrued expenses consist of the following for the fiscal years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
		(as restated)
Professional services	$401,186	$438,519
Sales taxes	2,851,307	1,589,091
Other	1,023,490	601,318
	$4,275,983	$2,628,928

8.   Long-Term Debt

On May 21, 2003, the Company entered into an agreement with Lighthouse Capital Partners IV, L.P. (“Lighthouse”) to establish a line of credit for $3,000,000 (“Line of Credit”). The Company drew down $3,000,000 through December 31, 2003. All borrowings under the line of credit were collateralized by substantially all the assets of the Company. Borrowings bore interest at nominal rate of 11% per annum. Upon the final maturity date or the earlier prepayment of each advance, the Company was required to pay, in addition to the principal and interest, an additional amount equal to 11% of the original principal, or $330,000. This additional amount was being accreted over the applicable borrowing period as additional interest expense.

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

9.   Redeemable Convertible Preferred Stock

The Company’s redeemable convertible preferred stock was mandatorily redeemable by the holders. The carrying value of this preferred stock was being accreted to redemption value over the term to the redemption date. These adjustments were affected through charges, first against retained earnings, then against additional paid-in capital, until it was reduced to zero and then to accumulated deficit. Accretion for the year ended December 31, 2004 was $1,386,301.

The Company’s 875,000 shares of Series A redeemable convertible preferred stock, 625,000 shares of Series B redeemable convertible preferred stock, 3,998,100 shares of Series C convertible preferred stock, of which 2,850,000 shares were designated as Series C-1 redeemable convertible preferred stock and 1,148,100 shares were designated as Series C-2 nonvoting redeemable convertible preferred stock, 6,222,220 shares of Series D redeemable convertible preferred stock, 7,111,110 shares of Series E redeemable convertible preferred stock and 2,333,333 shares of Series E-1 redeemable convertible preferred stock automatically converted into 7,488,758 shares of common stock upon the completion of the Company’s IPO in July 2004.

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

10.   Income Taxes

The income tax provision consists of the following for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
	2006	2005	2004
Federal tax expense	$193,000	$35,000	$—
State tax expense	—	—	—
Total	$193,000	$35,000	$—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
		(as restated)	(as restated)
Federal tax provision (benefit) rate	34.0%	34.0%	(34.0)%
State tax provision (benefit), net of federal provision (benefits)	7.6	9.9	(3.9)
Permanent items	11.1	56.3	3.6
Federal research and development credits	(4.2)	(54.5)	(1.5)
Alternative minimum tax	4.3	12.3	—
Alternative minimum tax credit	(2.7)	—	—
Valuation allowance	(45.8)	(45.7)	35.8
Effective income tax rate	4.3%	12.3%	0.0%

The Company’s deferred tax assets consist of the following:

	December 31,
	2006	2005
		(as restated)
Deferred tax assets:
Net operating loss carryforwards	$9,373,722	$13,878,358
Research and development credit carryforwards	978,653	645,809
Alternative minimum tax credit	120,195	—
Accrued expenses	2,808,024	1,553,778
Other	522,822	3,594
Total gross deferred tax assets	13,803,416	16,081,539
Valuation allowance	(13,803,416)	(16,081,539)
Net deferred tax assets	$—	$—

At December 31, 2006, the Company has federal and state net operating loss carryforwards (“NOL”) of approximately $29.5 million and $16.1 million, respectively, as well as federal and state tax credits of approximately $889,528 and $317,152, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $4.0 million and $71,238 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOL’s begin to expire in 2011 and the state NOL’s begin to expire in 2007.

As required by SFAS 109, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $13.8 million and $16.1 million has been established at December 31, 2006 and 2005, respectively.

Ownership changes, as defined in the Internal Revenue Code, have limited the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The Company anticipates that these limitations will have no material impact on their ability to utilize the affected loss carryforwards in future years.  Subsequent ownership changes could further impact the limitation in future years.

11.   Commitments and Contingencies

Operating Leases

In September 2000, the Company entered into a noncancelable operating lease, commencing January 1, 2001, for office and laboratory space. The lease expires on March 31, 2009.

Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows:

2007	$930,000
2008	930,000
2009	232,500
Total minimum lease payments	$2,092,500

Total recorded rent expense was $871,819 for each the years ended December 31, 2006, 2005 and 2004. The Company records rent expense on its facility lease on a straight line basis over the term. Accordingly, the Company has recorded a liability for accrued rent expense at December 31, 2006 and 2005 of $130,909 and $189,091, respectively on the accompanying balance sheets.

Restricted Time Deposit

In connection with the Company’s facility lease, the Company is required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary over the term of the lease, which is secured by a certificate of deposit in an amount equal to 102% of the letter of credit as security. The lease expires in March 2009. The certificate of deposit is renewable in 30-day increments. At December 31, 2006 and 2005, the Company has $1,458,598 recorded as restricted cash associated with this lease on the accompanying balance sheet.

Legal Matters

The Company is currently subject to an investigation by the Office of Inspector General (“OIG”) within the Department of Health and Human Services based on a subpoena served to us in the second quarter of 2006. The Company is cooperating with the OIG with their informational request. Any such liabilities that may arise out of this investigation in the future will be recorded as a charge in the Company’s statements of operations in the period in which such liabilities become probable and estimable. The Company is aware of an investigation by the United States Department of Justice. The Company has not yet been informed of the subject matter of this investigation or received any formal requests for information relating to it.

12.   Retirement Plan

The Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2006, 2005 and 2004 the Company made no contributions to the plan.

13.   Subsequent Event

On March 7, 2007, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on March 8, 2007. Initially, these rights will not be exercisable and will trade with the shares of the Company’s common stock. Under the Shareholder Rights Plan, the rights generally will become exercisable if a person becomes an “acquiring person” by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price, such number of shares of preferred stock which are equivalent to shares of the Company’s common stock having a value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price, shares of the acquiring company’s common stock having a value of twice the exercise price of the right.

14.   Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts (Describe)(1)	Deductions (Describe)		Balance at End of Period
December 31, 2006
Allowance for Doubtful Accounts	$400,000	$946,850	$74,539	$(521,389	)(2)	$900,000
Deferred Tax Asset Valuation Allowance	16,081,539	2,226,513	—	(4,504,636	)(3)	13,803,416
December 31, 2005
Allowance for Doubtful Accounts	300,000	281,684	78,143	(259,827	)(2)	400,000
Deferred Tax Asset Valuation Allowance—as restated	14,235,366	1,846,173	—	—		16,081,539
December 31, 2004
Allowance for Doubtful Accounts	300,000	221,796	13,668	(235,464	)(2)	300,000
Deferred Tax Asset Valuation Allowance—as restated	12,571,496	1,663,870	—	—		14,235,366

(1)          Recoveries

(2)          Write-offs

(3)          Utilization and expiration of Federal and State Net Operating Loss Carryforwards