Form 10-Q
period 2007-03-31
NeuroMetrix, Inc.
filed 2007-05-09
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
12,608,054 shares of common stock, par value $0.0001 per share, were outstanding as of May 2, 2007.

NEUROMETRIX, INC.
FORM 10-Q
INDEX

PART I
FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

NeuroMetrix, Inc.
Balance Sheets
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,816,156	$7,909,778
Short-term held-to-maturity investments	31,791,497	32,410,685
Accounts receivable, net of allowance for doubtful accounts of $1,100,000 and $900,000 at March 31, 2007 and December 31, 2006, respectively	6,715,150	7,698,550
Inventories, net	4,614,227	3,633,389
Prepaid expenses and other current assets	962,996	761,400
Current portion of deferred costs	379,081	370,013
Total current assets	51,279,107	52,783,815

Restricted cash	1,458,598	1,458,598
Fixed assets, net	1,081,206	1,115,436
Deferred costs	324,099	348,430
Total assets	$54,143,010	$55,706,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,085,121	$2,766,650
Accrued compensation	2,118,724	2,460,328
Other accrued expenses	4,591,013	4,275,983
Current portion of deferred revenue	1,419,976	1,386,867
Total current liabilities	10,214,834	10,889,828

Deferred revenue	1,252,680	1,335,138
Other long-term liabilities	58,182	72,727
Total liabilities	11,525,696	12,297,693

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,607,446 and 12,601,224 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,261	1,260
Additional paid-in capital	97,737,846	97,205,145
Deferred compensation	(57,397)	(110,705)
Accumulated deficit	(55,064,396)	(53,687,114)
Total stockholders’ equity	42,617,314	43,408,586
Total liabilities and stockholders’ equity	$54,143,010	$55,706,279

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
		(as restated)
Revenues:
Diagnostic device	$1,279,204	$1,541,437
Biosensor	10,272,778	10,281,838
Other	205,804	—
Total revenues	11,757,786	11,823,275

Cost of revenues	3,094,618	2,879,913
Gross margin	8,663,168	8,943,362
Operating expenses:
Research and development(1)	1,215,072	1,258,608
Sales and marketing(1)	5,975,938	5,268,253
General and administrative(1)	3,342,218	2,805,249
Total operating expenses	10,533,228	9,332,110
Loss from operations	(1,870,060)	(388,748)
Interest income	492,778	293,586
Loss before provision for income taxes	(1,377,282)	(95,162)
Provision for income taxes	—	7,500

Net loss	$(1,377,282)	$(102,662)

Net loss per common share (basic and diluted)	$(0.11)	$(0.01)

Weighted average shares used to compute net loss per common share (basic and diluted)	12,605,431	12,414,479

(1) Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$41,631	$218,751
Sales and marketing	214,140	190,908
General and administrative	311,879	327,554

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2007	March 31, 2006
		(as restated)
Cash flows for operating activities:
Net loss	$(1,377,282)	$(102,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,527	83,876
Compensation expense associated with stock options	567,650	737,213
Provision for doubtful accounts	317,525	108,529
Amortization of premium on investments	16,857	55,484
Provision for income taxes	—	7,500
Changes in operating assets and liabilities:
Accounts receivable	665,875	(1,141,692)
Inventories	(980,838)	(353,063)
Prepaid expenses and other current assets	(201,596)	(77,121)
Accounts payable	(681,529)	(260,533)
Accrued compensation and other accrued expenses	(26,574)	558,313
Other long-term liabilities	(14,545)	(14,545)
Deferred revenue and deferred costs	(34,086)	162,929
Net cash used in operating activities	(1,637,016)	(235,772)

Cash flows for investing activities:
Purchases of investments	(10,393,381)	(13,786,153)
Maturities of investments	10,995,712	10,840,724
Purchases of fixed assets	(77,297)	(144,157)
Net cash provided by (used in) investing activities	525,034	(3,089,586)

Cash flow from financing activities:
Proceeds from exercise of stock options	18,360	551,074
Net cash provided by financing activities	18,360	551,074

Net decrease in cash and cash equivalents	(1,093,622)	(2,774,284)
Cash and cash equivalents, beginning of period	7,909,778	8,170,037
Cash and cash equivalents, end of period	$6,816,156	$5,395,753

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

1.             Business and Basis of Presentation

Business

NeuroMetrix, Inc. (the “Company”), a Delaware corporation, was formed in June 1996. The Company designs, develops and sells proprietary medical devices used to help physicians diagnose neuropathies and neurovascular diseases. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. The Company markets and sells the NC-stat System, an internally-developed product, to physician practice groups for the diagnosis of neuropathies. Diabetic retinopathy is a neurovascular disease affecting the vision of patients with diabetes. The Company has an exclusive sales and marketing license with EyeTel Imaging, Inc. (“EyeTel”) to market the DigiScope®, a product designed to detect diabetic retinopathy. The Company operates in one business segment.

In October 2006, the Company entered into an exclusive seven year licensing agreement with EyeTel. The agreement grants the Company an exclusive license to market, brand, and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market in the United States. The DigiScope, developed by EyeTel in collaboration with the Wilmer Eye Institute at Johns Hopkins, is a United States Food and Drug Administration cleared diagnostic device that primary care physicians and endocrinologists can use for the early detection of diabetic retinopathy. In connection with the agreement, the Company received warrants to purchase up to 500,000 shares of EyeTel common stock at an exercise price of $0.16 per share, subject to adjustment for stock splits and with a term of ten years. The warrants are subject to a vesting schedule based on the Company’s achievement of annual performance milestones relating to units placed and customer usage of the DigiScope through 2011. If the Company does not meet one or both of the requirements for any calendar year, but does meet the combined requirements for two or more consecutive years, the shares scheduled to vest for each of the years will vest.  There were no warrants vested as of March 31, 2007.  The agreement also grants the Company financing participation rights in connection with EyeTel’s next round of venture capital financing. The Company received an option to purchase EyeTel preferred stock, up to the lesser of (i) 30% of the total amount raised in the financing or (ii) $5.0 million. In the event that the Company participates in the next round of financing, and the Company’s maximum permitted amount is less than $5.0 million, the Company has the right to participate in any subsequent financing rounds equal to the difference between $5.0 million and the amount previously invested.

Revenues from the DigiScope, for which we initiated sales and marketing efforts during the first quarter of 2007, are derived through: (1) eye scan fees, (2) monthly rental fees and (3) installation and training fees.  Eye scan fees using the DigiScope are recognized at the time of the patient examination.  Installation and training fees are deferred and recognized on a straight line basis over the non-cancelable term of the contact, currently one year.

The accompanying unaudited balance sheet as of March 31, 2007, unaudited statements of operations for the three month periods ended March 31, 2007 and 2006 and the unaudited statements of cash flows for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS No. 159”)  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company’s financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements.   See Note 7 — Income Taxes — Adoption of FIN No. 48.

2.             Restatement

As previously disclosed in Note 2 - Restatement of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company has restated its financial statements for the quarter ended March 31, 2006 to correct an error in accounting for sales tax liabilities. The error arose from the Company’s failure in certain states within the United States to charge sales tax to customers as required by state law and subsequently file and remit such collections to the state tax authorities. The Company has computed the error as the total of the sales tax due, based on historical sales in those states where sales tax should have been collected, and the resulting interest and penalties in accordance with the applicable state law.

The impact of correcting this error results in an increase in general and administrative expenses of $250,000 and a reduction of net income of $250,000 for the quarter ended March 31, 2006.

The following table presents the impact of the restatement:

	Three Months Ended
	March 31, 2006
	As Previously Reported	Restated
Statement of Operations:
General and administrative	$2,555,249	$2,805,249
Total operating expenses	9,082,110	9,332,110
Loss from operations	(138,748)	(388,748)
Income (loss) before provision for income taxes	154,838	(95,162)
Net income (loss)	147,338	(102,662)
Net income (loss) per common share (basic and diluted)	$0.01	$(0.01)
Weighted average shares used to compute net loss per common share (diluted)	13,133,266	12,414,479
Cash Flows:
Net income (loss)	$147,338	$(102,662)
Accrued expenses and compensation	$308,313	$558,313

As applicable, the footnotes contained elsewhere within these financial statements have also been restated to correct this error.

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

The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended
	March 31, 2007	March 31, 2006
		(as restated)
Options outstanding	1,872,323	1,324,107

4.             Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006

Purchased components	$464,721	$345,852
Finished goods	4,149,506	3,287,537
	$4,614,227	$3,633,389

5.             Other Balance Sheet Items

Other accrued expenses consist of the following:

	March 31, 2007	December 31, 2006

Professional services	$683,802	$401,186
Sales taxes	3,041,534	2,851,307
Other	865,677	1,023,490
	$4,591,013	$4,275,983

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

The following is a rollforward of the Company’s accrued warranty liability for the three month periods ended March 31, 2007 and 2006

	Three Months Ended
	March 31, 2007	March 31, 2006

Balance at beginning of period	$231,725	$124,852
Accrual for warranties	185,288	93,528
Settlements made	(164,755)	(104,488)
Balance at end of period	$252,258	$113,892

6.             Shareholder Rights Plan

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

7.             Income Taxes - Adoption of FIN No. 48

On January 1, 2007, the Company adopted the provisions of FIN No. 48.  FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position.  As disclosed in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes.  The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized.

As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits of approximately $120,000.  There was no adjustment to the Company’s accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets.  If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate due the existence of the valuation allowance.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes.  The periods from 1996 — 2006 remain open to examination by the IRS and state jurisdictions.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

Under Internal Revenue Code Section 382, cumulative ownership changes by material shareholders exceeding 50% during a 3-year period can potentially limit a company’s future use of its net operating losses.   The Company has performed a Section 382 study and, under current tax rules, the limitations are not expected to significantly impact the recorded value or timing of utilization of the Company’s net operating losses.  However, ownership changes since the completion of the study and in future periods may further limit the utilization of net operating losses and tax credit carryforwards.

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

We have restated our financial statements as of and for quarter ended March 31, 2006 to correct an error in accounting for sales taxes, as discussed in Note 2 - Restatement of the Notes to Unaudited Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.   Additional information about this restatement may be found in Note - 2 Restatement of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. We hold an exclusive sales and marketing license to a product known as the DigiScope®, which allows primary care and specialist physicians to diagnose diabetic retinopathy and refer patients to an eye specialist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association (“ADA”) that all patients with diabetes receive an annual dilated eye examination to monitor vision. There are approximately 21 million people in the United States with diabetes according to the ADA and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary care physicians’ and endocrinologists’ offices could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes.

We derive the majority of our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physician practice groups. Our NC-stat biosensors are disposable products that are used once and inactivated after use. The NC-stat monitor is an electronic instrument that is used with the NC-stat biosensors to perform nerve conduction studies for the purpose of diagnosing neuropathies. The NC-stat monitor displays the pertinent results of nerve conduction studies on an LCD screen immediately at the conclusion of each study. The NC-stat docking station is an optional device that is used to transmit to the onCall Information System data generated by the nerve conduction study performed with the NC-stat monitor. The onCall Information System formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail.

In October 2006, we entered into an exclusive seven year licensing agreement with EyeTel Imaging, Inc. (“EyeTel”). The agreement grants us an exclusive license to market, brand and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market in the United States   We launched our sales and marketing efforts relating to the DigiScope and recognized initial revenues from the DigiScope during the first quarter of 2007.  Revenues associated with the DigiScope are derived through: (1) eye scan fees; (2) monthly rental fees and (3) installation and training fees.  Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel.

Reimbursement from third-party payers is an important element of success for medical products companies. Except as discussed below, we believe that the nerve conduction studies performed by our customers with the NC-stat System have been satisfactorily covered by third-party payers. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. A number of third-party payers, including commercial payers, have taken and may continue to take the position of not reimbursing our customers for their use of the NC-stat System. During the second half of 2006 and early 2007, five local Medicare carriers covering a total of twenty states issued draft local coverage decisions (“LCDs”), final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing Current Procedural Terminology (“CPT”) codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by Center for Medicaid and Medicare Services (“CMS”), but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. One of these Medicare carriers recently indicated in their final LCD that the NC-Stat should be reimbursed under the CPT codes for conventional nerve conduction studies, reversing their initial position that the miscellaneous CPT code should be used.  We do not know what success our customers will have in obtaining reimbursement under the miscellaneous code or what level of reimbursement they may receive if they are successful. In certain regions impacted by these reimbursement decisions, our customers have experienced lower levels of reimbursement and higher levels of claims denials. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability. The American Medical Association (“AMA”) CPT Editorial Panel has formed a committee which is expected to examine the reimbursement coding of automated nerve conduction studies, including the NC-stat System and other traditional equipment. The findings of this committee may affect which CPT codes Medicare carriers and commercial payers require from physicians who perform procedures with the NC-stat System. Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System and could have the impact of deterring usage by our customers.  For example, certain regional Blue Cross Blue Shield carriers recently adopted policies indicating that they will not provide reimbursement for the use of the NC-stat System, citing that the NC-stat System is experimental and investigational.  We are in the process of communicating with these payers, directly or through our network of reimbursement consultants, to address their concerns. Third-party payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. We believe these requirements are negatively impacting the use of the NC-stat System by existing customers and our sales to new customers, both of which are having an adverse impact on our revenues.

Additionally, the LCDs and coding articles issued by local Medicare carriers have also addressed a number of other issues, including (1) the background and training of physicians supervising or performing nerve conduction studies; (2) the level of training requirements for technicians performing a nerve conduction study; (3) whether nerve conduction tests should be required to be performed concomitantly with an nEMG procedure; and (4) whether the NC-stat System is comparable to conventional nerve conduction testing equipment. We do not believe that these LCDs prohibit physicians from receiving reimbursement under Medicare for medically necessary nerve conduction studies performed using the NC-stat System. However, these LCDs are relatively new and they do appear to be targeted at limiting access to perform and/or reimbursement for nerve conduction studies. In certain cases, these LCDs are being interpreted or implemented in a manner that impacts the ability of physicians to receive reimbursement under Medicare, including lower levels of reimbursement and an increase in the number of claims being denied, for nerve conduction studies performed using the NC-stat System, which are having an adverse impact on our revenues.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialist physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. In order to successfully implement this strategy, we have established a sales force of 55 employees, including 51 regional sales managers, as of March 31, 2007. We have also expanded the network of independent sales agents to generate sales leads for our regional sales managers. We also will participate in various industry conferences in order to accelerate the market awareness and adoption of our products. These efforts, as well as the overall expansion of our business, will provide challenges to our organization and may increase the burden on our management and operations. We plan to monitor our business as it grows and appropriately acquire and allocate resources to address these issues.

Our long-term financial objectives are to grow our business through the sale of the NC-stat System and the DigiScope and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. However, during the remainder of 2007 our revenues may continue to decline and we may continue to incur losses as a result of the reimbursement and other issues we are currently facing. Our efforts during the remainder of 2007 will focus on (1) sales of the NC-stat System, (2) sales and marketing of the DigiScope for the detection of diabetic retinopathy, (3) the expected launch of our third-generation neurodiagnostic system, the ADVANCETM System, (4) efforts to manage the reimbursement challenges posed by third-party payers for the NC-stat System and (5) our ongoing research and development programs. Our expected launch of the ADVANCE System will depend upon our receipt of regulatory clearance from the U.S. Food and Drug Administration (“FDA”). We submitted our initial 510(k) filing for the ADVANCE System in the first quarter of 2007 and recently submitted a response to a request for additional information from the FDA.  During the remainder of 2007, we expect to continue efforts on improvements to our biosensors, on the development of products to diagnose additional neuropathies, on the development of a product for the minimally invasive treatment of neuropathies and on the final development efforts on the ADVANCE System. During 2007, we initiated clinical testing of our product for the local delivery of drugs for the treatment of neuropathies by both primary care and specialist physicians. We believe that the accomplishment of these goals will have a positive impact on our progress toward the long-term objective of growing the business and achieving sustainable profitability.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended March 31,
	2007	2006
		(as restated)
Revenues:
Diagnostic device	10.9%	13.0%
Biosensor	87.4	87.0
Other	1.8	—
Total revenues	100.0	100.0

Cost of revenues	26.3	24.4

Gross margins	73.7	75.6

Operating expenses:
Research and development	10.3	10.6
Sales and marketing	50.8	44.6
General and administrative	28.4	23.7
Total operating expenses	89.6	78.9
Loss from operations	(15.9)	(3.3)
Interest income	4.2	2.5
Loss before provision for income taxes	(11.7)	(0.8)
Provision for income taxes	—	0.1
Net loss	(11.7)%	(0.9)%

Comparison of Three Months Ended March 31, 2007 and March 31, 2006

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended March 31,
	2007	2006	Change	% Change

Customers	5,211	3,639	1,572	43.2%

	Three Months Ended March 31,
	2007	2006	Change	% Change

Biosensor units used	293,200	255,500	37,700	14.8%

	($ in thousands)
Revenues:
Diagnostic device	$1,279.2	$1,541.4	$(262.2)	(17.0)
Biosensor	10,272.8	10,281.8	(9.1)	(0.1)
Other	205.8	—	205.8	N/A
Total revenues	$11,757.8	$11,823.3	$(65.5)	(0.6)%

Diagnostic device revenues were $1.3 million and $1.5 million for the three months ended March 31, 2007 and March 31, 2006, respectively, a decrease of $262,200, or 17.0%.  Of this decrease, approximately $347,800 is attributable to a lower number of units sold, primarily a result of the impact of our reimbursement matters.  Conversely, this decrease is offset by an increase of approximately $85,600 attributable to the increase in the list price of our NC-stat monitors and docking stations from $5,000 to $6,000 effective January 1, 2007, which resulted in a higher average sale price during the three months ended March 31, 2007 as compared to the same period in 2006. Diagnostic device revenues accounted for 10.9% and 13.0% of our total revenues for the three months ended March 31, 2007 and March 31, 2006, respectively.

Biosensor revenues were $10.3 million for the three months ended March 31, 2007 and 2006. Biosensor revenues accounted for 87.4% and 87.0% of our total revenues for the three months ended March 31, 2007 and March 31, 2006, respectively.

Our customers used 293,200 biosensors in the three months ended March 31, 2007, compared to 255,500 biosensors for the same period in 2006, an increase of 37,700 or 14.8%. This increase in biosensor usage is primarily the result of the increase in the customer base, offset by a decline in average usage per customer.  During the 12-month period ending March 31, 2007, a total of 5,211 customers used our NC-stat System compared to 3,639 customers for the same period ending March 31, 2006.  The average usage per account declined from 70 biosensors per quarter for the quarter ended March 31, 2006 to 56 biosensors per quarter for the quarter ended March 31, 2007.

Other revenues are attributable to the DigiScope, for which we obtained an exclusive sales and marketing license from EyeTel in October 2006 and launched our sales and marketing efforts during the first quarter of 2007. The revenues related to the DigiScope were derived from customer accounts that existed at the time of our signing of the license agreement with EyeTel and were transferred to us.

Our total revenues were $11.8 million for the three months ended March 31, 2007 and March 31, 2006.

We anticipate that revenues in the remainder of 2007 may continue to decline. In the first quarter of 2007, we experienced a decline in revenues of approximately 17% from the fourth quarter of 2006, which we believe primarily resulted from the uncertainty created by the issuance of draft LCDs, final LCDs and coding articles addressing reimbursement for nerve conduction studies that were issued by five local Medicare carriers covering a total of twenty states and policies issued by commercial payers intended to deter usage or limit the reimbursement for the NC-stat System. These developments and other future reimbursement decisions could adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues in the remainder of 2007 are likely to be impacted by (a) the level of reimbursement, if any, established for procedures performed using the NC-stat System by these carriers and other third-party payers, (b) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures, (c) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers or (d) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using the NC-stat System. We do, however, expect revenues to be positively impacted by the initiation of our sales and marketing efforts for the DigiScope. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net loss:

	Three Months Ended March 31,
	2007	2006	Change	% Change
		(as restated)
		($ in thousands)
Cost of revenues:
Diagnostic device	$230.5	$303.1	$(72.6)	(23.9)%
Biosensor	2,695.7	2,576.9	118.9	4.6
Other	168.4	—	168.4	N/A
Total costs of revenues	3,094.6	2,879.9	214.7	7.5
Gross Margin:
Diagnostic device	1,048.7	1,238.4	(189.7)	(15.3)
Biosensor	7,577.0	7,705.0	(127.9)	(1.7)
Other	37.4	—	37.4	N/A
Total gross margin	8,663.2	8,943.4	(280.2)	(3.1)
Gross Margin %:
Diagnostic device	82.0%	80.3%
Biosensor	73.8	74.9
Other	18.2	—
Total gross margin %	73.7	75.6
Operating Expenses:
Research and development(1)	1,215.1	1,258.6	(43.5)	(3.5)
Sales and marketing(1)	5,975.9	5,268.3	707.7	13.4
General and administrative(1)	3,342.2	2,805.2	537.0	19.1
Total operating expenses	10,533.2	9,332.1	1,201.1	12.9
Loss from operations	(1,870.1)	(388.7)	(1,481.3)	381.0
Interest income	492.8	293.6	199.2	67.8
Loss before provision for income taxes	(1,377.3)	(95.2)	(1,282.1)	1,347.3
Provision for income taxes	—	7.5	(7.5)	(100.0)
Net loss	$(1,377.3)	$(102.7)	$(1,274.6)	1,241.6%

(1) Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$41.6	$218.8
Sales and marketing	214.1	190.9
General and administrative	311.9	327.6

Gross Margin

Diagnostic device gross margin percentage increased to 82.0% for the three months ended March 31, 2007 from 80.3% for the same period in 2006. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $5,000 to $6,000 effective January 1, 2007.

Biosensor gross margin percentage decreased to 73.8% for the three months ended March 31, 2007 from 74.9% for the same period in 2006. The decrease in the biosensor gross margin percentage is primarily due to the change in the mix of biosensors sold.

Other gross margin percentage, which related entirely to the DigiScope, was 18.2% for the three months ended March 31, 2007. DigiScope revenues in the first quarter of 2007 represent monthly rental fees and eye scan fees associated with customer accounts that existed at the time of our signing the license agreement with EyeTel. Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel. The agreement includes a provision for a higher percentage of the scan fees to be remitted to EyeTel for these existing customers for the first nine months of the agreement.

Our overall gross margin percentage was 73.7% for the three months ended March 31, 2007 compared to 75.6% for the same period in 2006.

Our gross margins may decline during the remainder of 2007 with increased placements and scans performed with the DigiScope and the potential introduction of the ADVANCE System, which is expected to have lower gross margins due to higher production costs compared with the current diagnostic devices. We do, however, expect that the DigiScope gross margins will improve as we obtain new customers and realize a higher percentage of the eye scan fees compared with the existing customer base.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

R&D expenses decreased $43,500, or 3.5%, to $1.2 million for the three months ended March 31, 2007 from $1.3 million for the same period in 2006. As a percentage of revenues, R&D expenses were 10.3% and 10.6% for the three months ended March 31, 2007 and March 31, 2006, respectively. The decrease in expenses was primarily due to a decrease of $177,100 in stock-based compensation expense relating to option grants to non-employees, offset in part by an increase of $140,900 in personnel costs resulting from the hiring of additional employees in our R&D department and also due to increases in employee compensation. The new hires and the associated increase in personnel costs is primarily related to the development of the ADVANCE System.

We expect our spending on R&D will be relatively unchanged during the remainder of 2007, as compared with the first quarter of 2007. We anticipate that resources devoted to the development of the ADVANCE System will be reallocated to other research and development efforts. This amount may vary, however, depending on the opportunities and challenges that arise during the year.

Sales and Marketing

Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

Sales and marketing expenses increased $707,700, or 13.4%, to $6.0 million for the three months ended March 31, 2007 from $5.3 million for the same period in 2006. As a percentage of revenues, sales and marketing expenses were 50.8% and 44.6% for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in expenses was primarily due to an increase of $282,500 in employee compensation and benefit costs attributable to the expansion of our sales force, an increase of $168,800 in advertising and promotional materials and an increase of $138,100 in consulting services, primarily to assist us with the reimbursement challenges we are facing.

We have increased our sales force to 55 employees, including 51 regional sales managers, as of March 31, 2007 from 46 employees, including 43 regional sales managers as of March 31, 2006. We plan to sell the DigiScope through the same sales force used to sell the NC-stat System and as a result we do not anticipate the need to expand the sales force to support the sales and marketing efforts for the DigiScope. However, we may incur additional expenses relating to sales commissions and marketing materials in connection with the sale of the DigiScope. For the remainder of 2007, we expect sales and marketing expenses to decline modestly, as compared with the first quarter of 2007; however, this may vary, depending primarily on our revenues for 2007.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses increased $537,000, or 19.1%, to $3.3 million for the three months ended March 31, 2007 from $2.8 million for the same period in 2006. As a percentage of revenues, general and administrative expenses were 28.4% and 23.7% for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase in expenses is primarily due to an increase of $337,200 in professional fees for legal and accounting services and an increase of $209,000 in bad debt expense resulting from an increase in past due accounts.

We expect our general and administrative expenses to increase during the remainder of 2007, as compared with the first quarter of 2007, as a result of consulting expenses and legal fees associated with our efforts to address the reimbursement and other legal challenges we face, including the investigation by the U.S. Department of Justice of which we are the subject.

Interest Income

Interest income was $492,800 and $293,600 during the three months ended March 31, 2007 and March 31, 2006, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The increase in interest income for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006 is primarily due to higher average cash balances and an increase in the average portfolio yield attributable to a shift in the portfolio mix to higher yielding fixed maturities and the impact of higher market interest rates in 2007.

Provision for Income Taxes

We recorded no provision for the quarter ended March 31, 2007. We recorded a tax provision related to the alternative minimum tax of $7,500 for the quarter ended March 31, 2006.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of March 31, 2007, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 166 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and manage our investments in inventories and other components of working capital. A decrease in demand for our products or unanticipated increases in our operating costs or investments in inventories and other components of working capital, would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	March 31, 2007	December 31, 2006	Change	% Change
	($ in thousands)
Cash and cash equivalents	$6,816.2	$7,909.8	$(1,093.6)	(13.8)%
Short-term held-to-maturity investments	31,791.5	32,410.7	(619.2)	(1.9)
Total cash, cash equivalents and short-term held-to-maturity investments	$38,607.7	$40,320.5	$(1,712.8)	(4.2)%

During the first quarter of 2007, our cash and cash equivalents and short-term held-to-maturity investments decreased by $1.7 million, primarily due to $1.6 million of cash used in operations and $77,300 of cash used for capital expenditures.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the three month periods ended March 31, 2007, March 31, 2006 and the year ended December 31, 2006:

	Three Months Ended March 31,		Year Ended December 31,
	2007	2006	2006
Days’ sales outstanding (days)	55	39	40
Inventory turnover rate (times per year)	3.0	4.0	4.3

Our payment terms extended to our customers generally require payment within 30 days from invoice date. During the first quarter of 2007, we experienced an increase in DSO to 55 days from 49 days in the fourth quarter of 2006 and there was a significant increase in the percentage of accounts receivable past due 60 days or more. We believe that these increases were primarily the result of challenges surrounding the reimbursement by Medicare and commercial payers in certain regions of the United States for nerve conduction studies performed using the NC-stat System. As long as we continue to face these reimbursement challenges our DSO and our working capital may continue to be adversely impacted. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the quarter ended March 31, 2007 was 3.0 times, compared with 4.3 times for the year ended December 31, 2006. The decrease in the inventory turnover rate for the quarter ended March 31, 2007 as compared to the year ended December 31, 2006 was primarily due to decreased demand for the NC-stat System, increased production of biosensors at our third-party manufacturer and the initial production of the ADVANCE System. We anticipate additional increases in inventory levels by approximately $1.0 million to $1.2 million in preparation for the expected release of the ADVANCE System. We anticipate this will continue to reduce our inventory turnover as we build inventory prior to the initial sale of this new product.

The following sets forth information relating to the sources and uses of our cash:

	Three Months Ended March 31,
	2007	2006
		(as restated)
	(in thousands)
Net cash used in operating activities	$(1,637.0)	$(235.8)
Net cash provided by (used in) investing activities	525.0	(3,089.6)
Net cash provided by financing activities	18.4	551.1

Our operating activities used $1.6 million and $235,800 in the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, a net loss of $1.4 million and a net use of cash of approximately $1.3 million for our investment in working capital was offset by $1.0 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers for the uses of cash in our investment in working capital were attributable to an increase in our inventories of $980,800 primarily for the release of the ADVANCE System and a decrease in accounts payable of $681,500. These items were partially offset by a $665,900 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues. In the first quarter of 2006, a net loss of $102,700 and a net use of cash of approximately $1.1 million for our investment in working capital was partly offset by $992,600 in non-cash items, mainly compensation expense associated with stock options. The primary drivers of our investment in working capital were attributable to an increase in accounts receivable of $1.1 million, excluding the provision for doubtful accounts, due to growth in revenues. Additionally, our inventories increased $353,100, due to the growth in our business and a strategic decision to increase inventory levels from two months to three months of purchases, and a decrease in accounts payable of $260,500. These items were offset by a $558,300 increase in accrued expenses, partially attributable to sales taxes.

As a result of the decline in revenues and increase in expenses, we incurred a net loss in the first quarter of 2007 and we expect to experience net losses for the remainder of 2007. This may have an adverse impact on our cash flows from operating activities for the remainder of 2007. In addition, we expect to have increased investments in working capital, especially inventories, due to the pre-launch production of the ADVANCE System.

Our investing activities provided $525,000 of cash in the three months ended March 31, 2007 and used $3.1 million of cash in the same period a year ago. In the first quarter of 2007, $11.0 million in investment maturities provided cash which was offset by $10.4 million in investment purchases and $77,300 used to fund purchases of fixed assets primarily related to computer equipment and tooling equipment for new products. In the first quarter of 2006, $13.8 million in investment purchases and $144,200 used to fund purchases of fixed assets, primarily computer equipment, were partially offset by $10.8 million in cash provided from investment maturities.

During 2007, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. We do not currently have any significant commitments to purchase capital equipment and we expect that our capital expenditures will be comparable to the level of such expenditures in 2006.

In connection with our property lease entered into at the beginning of January 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary. The original amount of the letter of credit was $1,860,000. During September 2005, in accordance with the terms of the lease agreement, the amount required under the letter of credit was reduced to $1,430,000. The letter of credit is secured by a certificate of deposit in an amount equal to 102% of the letter of credit, or $1,458,600. The lease expires in March 2009. The certificate of deposit is renewable in 30-day increments. This amount is classified as restricted cash in the balance sheet.

Our financing activities provided $18,400 and $551,100 in the three months ended March 31, 2007 and 2006, respectively. Cash provided by financing activities in the first quarter of 2007 and 2006 represents the proceeds from the exercise of stock options.

During the remainder of 2007, we may fund sales and marketing efforts for the DigiScope and continue our research and development programs, including the ADVANCE System and our drug delivery system, which is expected to enter the clinical stage of development in 2007, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both primary care and specialist physicians. We also expect to incur capital expenditures for computer hardware and software to support our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2007, we did not have any off-balance sheet financing arrangements.

 New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.” (“SFAS No. 159”) SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe that our adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company’s financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements. See Note 7 — Income Taxes — Adoption of FIN No. 48.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to accurately predict the size of the market for the NC-stat System; our ability to manage our growth; obtaining necessary regulatory approvals, including regulatory approval for the ADVANCE System and the onCall Information System; our reliance on single source third party manufacturers and suppliers to produce our products; reimbursement by third party payors to our customers for procedures performed using the NC-stat System; limitations on the reimbursement for the NC-stat System if the AMA CPT panel renders a decision that the codes for traditional nerve conduction are not applicable to the NC-stat System; compliance with applicable quality control and manufacturing standards; compliance with federal and state laws protecting the confidentiality of patient health information and prohibiting “kickbacks” and false or fraudulent claims or adverse publicity or costs relating to any investigation into our practices under these laws; our ability to retain and recruit key management, scientific and sales personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third parties; product liability lawsuits or claims that may be brought against us; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses; and the other factors described in the section of our Annual Report on Form 10-K titled “Item 1A. Risk Factors,” as updated in Part II, Item1A of this Quarterly Report on Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we have a material weakness in internal controls over financial reporting relating to state sales tax as described below. Our Chief Executive Officer and our Chief Financial Officer concluded that because our material weakness continued to exist at March 31, 2007, our disclosure controls and procedures were not effective as of March 31, 2007. Notwithstanding the material weakness described below, our management believes that the financial statements included in this Quarterly Report on Form 10-Q are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls over our sales tax liability and related expense accounts. Specifically, we did not have adequate controls designed and in place to assure that state sales taxes were properly collected and remitted in all states in which we operate. This control deficiency resulted in the restatement of our financial statements for the years ended December 31, 2005 and 2004, each of the quarters of 2005 and the first three quarters of the year ended December 31, 2006. Additionally, this control deficiency could result in a misstatement of our sales tax liability and related accounts that, in the future, would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness which still exists at March 31, 2007.

We have undertaken efforts to remediate this control deficiency and are currently assessing sales and marketing activities in each state in which we have sales but have not been filing sales tax returns to determine if we have nexus. Based on this assessment, we are in the process of communicating with each applicable state to register and determine the amount of sales tax due for prior periods and to take the necessary steps to become compliant with all sales tax requirements on a prospective basis. We have retained a third party consulting firm and a certified service provider to assist us with this process. We anticipate that this process will be complete within the next several months.

(b)          Changes in internal control over financial reporting.

There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

Item 1.   Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

NEUROMETRIX, INC.
Date: May 9, 2007	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President
Date: May 9, 2007	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

3.1	Certificate of Designations, Preferences and Rights of a Series of Preferred Stock of NeuroMetrix, Inc. classifying and designating the Series A Junior Participating Cumulative Preferred Stock (1).
4.1	Shareholder Rights Agreement, dated as of March 7, 2007 between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent. (1)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith

(1)             Incorporated herein by reference to NeuroMetrix, Inc.’s Form 8-A filed on March 8, 2007.