Form 10-Q
period 2007-06-30
NeuroMetrix, Inc.
filed 2007-08-09
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                                                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes☐ No☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,624,813 shares of common stock, par value $0.0001 per share, were outstanding as of August 3, 2007.

NEUROMETRIX, INC.
FORM 10-Q
INDEX

PART I

FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

NeuroMetrix, Inc.
Balance Sheets
(Unaudited)

	June 30, 2007	December 31, 2006

Assets
Current assets:
Cash and cash equivalents	$4,777,996	$7,909,778
Short-term held-to-maturity investments	32,315,685	32,410,685
Accounts receivable, net of allowance for doubtful accounts of $1,200,000 and $900,000 at June 30, 2007 and December 31, 2006, respectively	6,247,135	7,698,550
Inventories, net	5,184,608	3,633,389
Prepaid expenses and other current assets	872,614	761,400
Current portion of deferred costs	422,691	370,013
Total current assets	49,820,729	52,783,815

Restricted cash	1,458,598	1,458,598
Fixed assets, net	1,095,259	1,115,436
Deferred costs	297,863	348,430
Total assets	$52,672,449	$55,706,279

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,907,916	$2,766,650
Accrued compensation	2,271,408	2,460,328
Other accrued expenses	2,380,257	4,275,983
Current portion of deferred revenue	1,529,785	1,386,867
Current portion of capital lease obligations	12,900	—
Total current liabilities	9,102,266	10,889,828

Deferred revenue	1,160,947	1,335,138
Capital lease obligations	25,800	—
Other long-term liabilities	43,636	72,727
Total liabilities	10,332,649	12,297,693

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,624,813 and 12,601,224 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,262	1,260
Additional paid-in capital	98,723,291	97,205,145
Deferred compensation	(29,366)	(110,705)
Accumulated deficit	(56,355,387)	(53,687,114)
Total stockholders’ equity	42,339,800	43,408,586
Total liabilities and stockholders’ equity	$52,672,449	$55,706,279

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(as restated)		(as restated)
Revenues:
Diagnostic device	$1,223,173	$1,933,594	$2,502,377	$3,475,031
Biosensor	10,048,336	12,036,456	20,321,114	22,318,294
Other	204,000	—	409,804	—
Total revenues	11,475,509	13,970,050	23,233,295	25,793,325

Cost of revenues	3,067,635	3,377,466	6,162,253	6,257,379
Gross margin	8,407,874	10,592,584	17,071,042	19,535,946

Operating expenses:
Research and development (1)	1,266,691	1,268,545	2,481,763	2,527,153
Sales and marketing (1)	6,019,947	5,408,315	11,995,885	10,676,568
General and administrative (1)	2,868,650	2,987,772	6,210,868	5,793,021
Total operating expenses	10,155,288	9,664,632	20,688,516	18,996,742

Income (loss) from operations	(1,747,414)	927,952	(3,617,474)	539,204

Interest income	456,423	372,348	949,201	665,934

Income (loss) before provision for income taxes	(1,290,991)	1,300,300	(2,668,273)	1,205,138
Provision for income taxes	—	66,600	—	74,100

Net income (loss)	$(1,290,991)	$1,233,700	$(2,668,273)	$1,131,038

Net income (loss) per common share:
Basic	$(0.10)	$0.10	$(0.21)	$0.09
Diluted	$(0.10)	$0.09	$(0.21)	$0.09

Weighted average shares used to compute net income (loss) per common share:
Basic	12,611,880	12,485,205	12,608,673	12,450,037
Diluted	12,611,880	13,137,867	12,608,673	13,136,868

(1)             Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$152,483	$76,967	$194,114	$295,718
Sales and marketing	286,649	200,147	500,789	391,055
General and administrative	422,205	349,654	734,084	677,208

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2007	June 30, 2006
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(2,668,273)	$1,131,038
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	222,501	174,314
Compensation expense associated with stock options	1,428,987	1,363,981
Provision for doubtful accounts	468,842	343,265
Amortization of premium on investments	10,683	102,115
Provision for income taxes	—	74,100
Changes in operating assets and liabilities:
Accounts receivable	982,573	(2,120,289)
Inventories	(1,551,219)	(261,454)
Prepaid expenses and other current assets	(107,522)	(119,053)
Accounts payable	141,266	(99,401)
Accrued compensation and other accrued expenses	(2,084,646)	810,037
Other long-term liabilities	(29,091)	(29,091)
Deferred revenue and deferred costs	(33,384)	371,883
Net cash provided by (used in) operating activities	(3,219,283)	1,741,445

Cash flows from investing activities:
Purchases of investments	(17,811,395)	(23,752,079)
Maturities of investments	17,895,712	18,229,724
Purchases of fixed assets	(163,624)	(272,509)
Net cash used in investing activities	(79,307)	(5,794,864)

Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase plan	146,751	828,363
Proceeds from exercise of stock options	20,057	216,913
Net cash provided by financing activities	166,808	1,045,276

Net decrease in cash and cash equivalents	(3,131,782)	(3,008,143)
Cash and cash equivalents, beginning of period	7,909,778	8,170,037
Cash and cash equivalents, end of period	$4,777,996	$5,161,894

Supplemental Disclosure of Non-Cash Investing Activities:
Equipment acquired under capital lease	$38,700	$—

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

In October 2006, the Company entered into an exclusive seven year licensing agreement with EyeTel. The agreement grants the Company an exclusive license to market, brand, and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market in the United States. The DigiScope, developed by EyeTel in collaboration with the Wilmer Eye Institute at Johns Hopkins, is a United States Food and Drug Administration (“FDA”) cleared diagnostic device that primary care physicians and endocrinologists can use for the early detection of diabetic retinopathy.  Revenues from the DigiScope, for which we initiated sales and marketing efforts during the first quarter of 2007, are derived through: (a) eye scan fees, (b) monthly rental fees and (c) installation and training fees.  Eye scan fees using the DigiScope are recognized at the time of the patient examination.  Installation and training fees are deferred and recognized on a straight line basis over the non-cancelable term of the customer contract, currently one year, and rental fees are recognized on a monthly basis.

The accompanying unaudited balance sheet as of June 30, 2007, unaudited statements of operations for the three and six month periods ended June 30, 2007 and 2006 and the unaudited statements of cash flows for the six month periods ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company’s financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements.   See Note 7 — Income Taxes - Adoption of FIN No. 48.

2.                 Restatement

As previously disclosed in Note 2 - Restatement of the Notes to Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company has restated its financial statements for the three and six months ended June 30, 2006 to correct an error in accounting for sales tax liabilities. The error arose from the Company’s failure in certain states within the United States to charge sales tax to customers as required by state law and subsequently file and remit such collections to the state tax authorities. The Company has computed the error as the total of the sales tax due, based on historical sales in those states where sales tax should have been collected, and the resulting interest and penalties in accordance with the applicable state laws.

The impact of correcting this error resulted in an increase in general and administrative expenses of $297,000 and a reduction of net income of $297,000 for the quarter ended June 30, 2006 and an increase in general and administrative expenses of $547,000 and a reduction of net income of $547,000 for the six months ended June 30, 2006.

The following table presents the impact of the restatement:

	Three Months Ended		Six Months Ended
	June 30, 2006		June 30, 2006
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
General and administrative	$2,690,772	$2,987,772	$5,246,021	$5,793,021
Total operating expenses	9,367,632	9,664,632	18,449,742	18,996,742
Income from operations	1,224,952	927,952	1,086,204	539,204
Income before provision for income taxes	1,597,300	1,300,300	1,752,138	1,205,138
Net income	1,530,700	1,233,700	1,678,038	1,131,038
Net income per common share:
Basic	$0.12	$0.10	$0.13	$0.09
Diluted	$0.12	$0.09	$0.13	$0.09

	Six Months Ended
	June 30, 2006
	As Previously Reported	Restated
Cash Flows:
Net income	$1,678,038	$1,131,038
Accrued expenses and compensation	263,037	810,037

As applicable, the footnotes contained elsewhere within these financial statements have also been restated to correct this error.

3.                 Net Income (Loss) Per Common Share

The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share”.   Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
		(as restated)		(as restated)

Basic:
Net income (loss) available to common stockholders	$(1,290,991)	$1,233,700	$(2,668,273)	$1,131,038

Weighted average shares	12,611,880	12,485,205	12,608,673	12,450,037

Basic income (loss) per common share	$(0.10)	$0.10	$(0.21)	$0.09

Diluted:
Net income (loss) available to common stockholders	$(1,290,991)	$1,233,700	$(2,668,273)	$1,131,038

Weighted average shares	12,611,880	12,485,205	12,608,673	12,450,037
Effect of stock options	—	652,662	—	686,831
Weighted average shares, as adjusted	12,611,880	13,137,867	12,608,673	13,136,868

Diluted income (loss) per common share	$(0.10)	$0.09	$(0.21)	$0.09

The following potentially dilutive common shares were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Options outstanding	1,794,029	375,200	1,794,029	396,700

4.              Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006

Purchased components	$433,941	$345,852
Finished goods	4,750,667	3,287,537
	$5,184,608	$3,633,389

Finished goods included $2.0 million and $262,900 related to the Company’s third-generation neurodiagnostic system, the ADVANCE System, at June 30, 2007 and December 31, 2006, respectively.  The Company is currently attempting to obtain
510(k) regulatory clearance from the FDA in order to begin selling this product.

5.              Other Balance Sheet Items

Other accrued expenses consist of the following:

	June 30, 2007	December 31, 2006

Professional services	$686,542	$401,186
Sales taxes	900,010	2,851,307
Other	793,705	1,023,490
	$2,380,257	$4,275,983

At June 30, 2007, the decrease in state sales tax liability reflects a reversal of $1.7 million in previously accrued expenses resulting from the receipt of amnesty and other forms of relief from a number of states in the form of a limited look back period and waiver of penalties.

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of revenues in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired and estimated cost of material and labor. The liability for product warranty costs is included in accrued expenses in the balance sheet.

The following is a rollforward of the Company’s accrued warranty liability for the three and six month periods ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Balance at beginning of period	$252,258	$113,892	$231,725	$124,852
Accrual for warranties	211,688	165,345	396,976	258,873
Settlements made	(183,743)	(138,351)	(348,498)	(242,839)
Balance at end of period	$280,203	$140,886	$280,203	$140,886

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

7.                 Income Taxes - Adoption of FIN No. 48

On January 1, 2007, the Company adopted the provisions of FIN No. 48.  FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position.  As disclosed in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes.  The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits of approximately $120,000.  There was no adjustment to the Company’s accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets.  If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate to the extent the Company continues to maintain a valuation allowance.

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

8.                 Commitments and Contingencies

  In the second quarter of 2006, the Company received a subpoena from the Office of Inspector General (“OIG”), of the Department of Health and Human Services requesting documents in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act.  In addition, on June 21, 2007, the Company received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents in connection with an investigation by the U.S. Department of Justice (“DOJ”).  It is believed that the DOJ is investigating various aspects of the Company’s sales and marketing practices respecting the NC-stat System.  The likelihood or magnitude of any potential liabilities arising out of these investigations cannot be reasonably estimated and therefore no loss contingency has been accrued as of June 30, 2007.

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

We have restated our financial statements as of and for the quarter and six months ended June 30, 2006 to correct an error in accounting for sales taxes, as discussed in Note 2 - Restatement of the Notes to Unaudited Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.   Additional information about this restatement may be found in Note - 2 Restatement of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices used to help physicians diagnose neuropathies and neurovascular disease. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies, including carpal tunnel syndrome, low back and leg pain and diabetic peripheral neuropathy. The NC-stat System is comprised of: (a) disposable single use NC-stat biosensors that are placed on the patient’s body; (b) the NC-stat monitor and related components; and (c) the NC-stat docking station, an optional device that enables the physician’s office to transmit data to our onCall Information System. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service.

Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. We hold an exclusive sales and marketing license to a product known as the DigiScope®, which allows primary care and specialist physicians to diagnose diabetic retinopathy and refer patients to an eye specialist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association, or ADA, that all patients with diabetes receive an annual dilated eye examination to monitor vision. There are approximately 21 million people in the United States with diabetes according to the ADA and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary care physicians’ and endocrinologists’ offices could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes.

We derive the majority of our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physician practice groups. Our NC-stat biosensors are disposable products that are used once and inactivated after use. The NC-stat monitor is an electronic instrument that is used with the NC-stat biosensors to perform nerve conduction studies for the purpose of diagnosing neuropathies. The NC-stat monitor displays the pertinent results of nerve conduction studies on a LCD screen immediately at the conclusion of each study. The NC-stat docking station is an optional device that is used to transmit to the onCall Information System data generated by the nerve conduction study performed with the NC-stat monitor. The onCall Information System formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail.

In October 2006, we entered into an exclusive seven year licensing agreement with EyeTel Imaging, Inc., or EyeTel. The agreement grants us an exclusive license to market, brand and sell EyeTel’s DigiScope throughout the primary care physician and endocrinologist market in the United States.   Revenues associated with the DigiScope are derived through: (a) eye scan fees; (b) monthly rental fees and (c) installation and training fees.  Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel.

Our revenues declined to $11.5 million for the three months ended June 30, 2007, compared to $14.0 for the same period a year ago, and declined to $23.2 million for the six months ended June 30, 2007, compared to $25.8 million for the same period a year ago.  Additionally, we incurred a net loss of $1.3 million for the three months ended June 30, 2007, compared to net income of $1.2 million for the same period a year ago, and incurred a net loss of $2.7 million for the six months ended June 30, 2007, compared to net income of $1.1 million for the same period a year ago.  The second quarter of 2007 represents our second consecutive quarter of net losses and declining revenues following our first profitable year in 2006 and a period of significant growth in our revenues extending back through 2002.  We believe that the decline in our revenues has been caused primarily by adverse developments over the last several quarters relating to the reimbursement by third-party payers of nerve conduction studies performed using the NC-stat, and we expect that our revenues will continue to be adversely affected by the uncertainty regarding reimbursement.  One important development that may resolve some of the uncertainty, as described in more detail below, occurred when the American Medical Association, or AMA, CPT

Editorial Panel recently formed a committee to examine reimbursement coding of nerve conduction studies.  We believe this committee may issue a recommendation, which may or may not be beneficial to us, for consideration by the AMA CPT Editorial Panel in either late 2007 or early 2008.  Other significant developments relating to our financial condition and results of operations include:

•            the launch of our sales and marketing efforts relating to the DigiScope in the first quarter of 2007, which increased our revenues in the second quarter of 2007 by $204,000 and is expected to continue to increase our revenues going forward;

•            our decision to terminate our relationships with all independent sales agencies following the end of the second quarter of 2007, which may adversely impact future revenues, but is likely to reduce future expenses;

•            the delay of our expected launch of our third-generation neurodiagnostic system, the ADVANCETM System, as we remain in the process of attempting to obtain regulatory clearance from the U.S. Food and Drug Administration, or FDA;

•            our receipt of amnesty and other forms of relief from a number of states related to state sales tax liability that we had previously accrued, which resulted in a reversal of $1.7 million of state sales tax liability in the second quarter of 2007; and

•            the governmental investigations by the Office of Inspector General, or OIG, of the Department of Health and Human Services and the U.S. Department of Justice, or DOJ, that we are subject to, which resulted in increased expenses during the second quarter of 2007.

In addition, we continued to make progress with our research and development efforts, particularly with a minimally invasive neurotherapeutic product.  These developments are discussed in greater detail below and elsewhere in this Quarterly Report on Form 10-Q.

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

During the second half of 2006 and early 2007, five local Medicare carriers covering a total of twenty states issued draft local coverage decisions, or LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing Current Procedural Terminology, or CPT, codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by the Center for Medicaid and Medicare Services, or CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. One of these Medicare carriers recently indicated in their final LCD that the NC-Stat should be reimbursed under the CPT codes for conventional nerve conduction studies, reversing their initial position that the miscellaneous CPT code should be used.  In certain regions impacted by these reimbursement decisions, our customers have experienced lower levels of reimbursement and higher levels of claims denials. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may continue to limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability. The AMA CPT Editorial Panel has formed a committee which is expected to examine the reimbursement coding of automated nerve conduction studies, including the NC-stat System and other traditional equipment. The findings of this committee may affect which CPT codes Medicare carriers and commercial payers require from physicians who perform procedures with the NC-stat System.  Since the formation of this committee, none of the local Medicare carriers have issued any new draft LCDs or coding articles addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System.

The LCDs and coding articles issued by local Medicare carriers have also addressed a number of other issues, including (a) the background and training of physicians supervising or performing nerve conduction studies; (b) the level of training requirements for technicians performing a nerve conduction study; (c) whether nerve conduction tests should be required to be performed concomitantly with a needle electromyography procedure; and (d) whether the NC-stat System is comparable to conventional nerve conduction testing equipment. We do not believe that these LCDs prohibit physicians from receiving reimbursement under Medicare for medically necessary nerve conduction studies performed using the NC-stat System. However, these LCDs do appear to be targeted at limiting access to perform and/or reimbursement for nerve conduction studies. In certain cases, these LCDs are being interpreted or implemented in a manner that impacts the ability of physicians to receive reimbursement under Medicare, including lower levels of reimbursement and an increase in the number of claims being denied, for nerve conduction studies performed using the NC-stat System, which are having an adverse impact on our revenues.

Additionally, a growing number of commercial payers, including a significant number of regional Blue Cross Blue Shield carriers,

have adopted policies indicating that they will not provide reimbursement for the use of the NC-stat System.  These commercial payers have cited various reasons for their reimbursement policies, including, among others, that the NC-stat System is experimental and investigational.  We are in the process of communicating with these payers, directly or through our network of reimbursement consultants, to attempt to address their concerns. Third-party payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. We believe these requirements are negatively impacting the use of the NC-stat System by existing customers and our sales to new customers, both of which are having an adverse impact on our revenues.

Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System and could have the impact of deterring usage by our customers.

We believe that eye scans performed using the DigiScope are being reimbursed by the majority of third party payers.  Many commercial payers have policies in place providing for reimbursement for the use of the DigiScope and many of these payers have published favorable articles about the DigiScope in their newsletters.  However, several Medicare carriers have issued draft LCDs and coding articles that require a diagnosis of pre-existing retinal disease and/or will only reimburse for fundus photography, a highly specialized form of medical imaging, when performed in conjunction with an eye examination performed by an eye specialist.  There are no assurances that other Medicare carriers will not issue similar draft LCDs, final LCDs or coding articles restricting the reimbursement for the use of the DigiScope.  We believe that eye examinations performed on patients covered by Medicare represented less than 25% of our DigiScope revenues in the second quarter of 2007.  However, the restrictions on reimbursement by Medicare carriers could have an adverse impact on our ability to grow our DigiScope revenues in future periods.

One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialist physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians’ practices relating to the diagnosis of neuropathies. Our strategy to date had been to sell the NC-stat System through a combination of independent sales agencies and a direct sales force of experienced sales representatives.  The independent sales agencies, including small to medium sized regional firms and larger national firms, have primarily been responsible for generating sales leads and our direct sales force has been responsible for bringing these sales leads to closure.  These independent sales agencies typically have not served in a traditional distribution role and therefore have not been responsible for maintaining inventories, for making shipments to customers or for billing and collection functions.

Our strategy of utilizing independent sales agencies has been effective historically, but we have recently experienced a significant decline in the percentage of new customers being sourced through our independent sales agency network.  As a result, consistent with our long term business objectives, we recently made a decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force, which, as of June 30, 2007, was comprised of 46 regional sales managers, 5 sales directors and 1 national sales director.

We expect that our direct sales force will expand their role in generating new customer sales leads, and we plan to increase efforts to generate sales leads through various marketing activities including mailings and tradeshows.  However, it is possible that our sales to existing customers and our ability to add new customers may be adversely impacted by the decision to terminate our relationships with independent sales agencies.  This could potentially adversely impact our revenues in the future.

Our long-term financial objectives are to grow our business through the sale of the NC-stat System and the DigiScope and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. However, during the remainder of 2007 our revenues may continue to decline and we expect to continue to incur losses as a result of the reimbursement and other issues we are currently facing. Our efforts during the remainder of 2007 will focus on (a) sales of the NC-stat System; (b) sales and marketing of the DigiScope for the detection of diabetic retinopathy; (c) attempting to obtain regulatory clearance from the FDA for our third-generation neurodiagnostic system, the ADVANCE System, in order to launch this product; (d) efforts to manage the reimbursement challenges posed by third-party payers for the NC-stat System; (e) cooperating with, and working to resolve, the government investigations of which we are subject; and (f) our ongoing research and development programs.

Our launch of the ADVANCE System will depend upon our receipt of regulatory clearance from the FDA. We submitted our initial 510(k) filing for the ADVANCE System in the first quarter of 2007, subsequently submitted a response to a request for additional information from the FDA and recently received a request for further information from the FDA.  During the fourth quarter of 2006, we submitted a 510(k) filing for an updated version of the onCall Information System, and we have submitted a response to a request for additional information from the FDA related to this filing.

With respect to our research and development programs, during the remainder of 2007, we expect to continue efforts to develop new biosensors, on the development of products to diagnose additional neuropathies, on the development of a product for the minimally invasive treatment of neuropathies and on the final development efforts on the ADVANCE System. During 2007, we initiated testing of our minimally invasive neurotherapeutic product for the treatment of neuropathies by both specialist and primary care physicians.

Results of Operations

The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Revenues:
Diagnostic device	10.7%	13.8%	10.8%	13.5%
Biosensor	87.6	86.2	87.5	86.5
Other	1.8	—	1.8	—
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues	26.7	24.2	26.5	24.3

Gross margins	73.3	75.8	73.5	75.7

Operating expenses:
Research and development	11.0	9.1	10.7	9.8
Sales and marketing	52.5	38.7	51.6	41.4
General and administrative	25.0	21.4	26.7	22.5
Total operating expenses	88.5	69.2	89.0	73.6
Income (loss) from operations	(15.2)	6.6	(15.6)	2.1
Interest income, net	4.0	2.7	4.1	2.6
Income (loss) before provision for income taxes	(11.2)	9.3	(11.5)	4.7
Provision for income taxes	—	0.5	—	0.3
Net income (loss)	(11.2)%	8.8%	(11.5)%	4.4%

Comparison of Three Months Ended June 30, 2007 and June 30, 2006

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2007	2006	Change	% Change

Customers	5,401	4,068	1,333	32.8%

	Three Months Ended June 30,
	2007	2006	Change	% Change

Biosensor units used	275,900	287,200	(11,300)	(3.9)%

	($ in thousands)
Revenues:
Diagnostic device	$1,223.2	$1,933.6	$(710.4)	(36.7)
Biosensor	10,048.3	12,036.5	(1,988.1)	(16.5)
Other	204.0	—	204.0	N/A
Total revenues	$11,475.5	$13,970.1	$(2,494.5)	(17.9)%

Diagnostic device revenues were $1.2 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $710,400, or 36.7%.  This decrease is attributable to a lower number of units sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product.  Diagnostic device revenues accounted for 10.7% and 13.8% of our total revenues for the three months ended June 30, 2007 and June 30, 2006, respectively.

Biosensor revenues were $10.0 million and $12.0 million for the three months ended June 30, 2007 and 2006, respectively, a decrease of $2.0 million, or 16.5%.  Biosensor revenues accounted for 87.6% and 86.2% of our total revenues for the three months ended June 30, 2007 and 2006, respectively.  This decrease is attributable to lower sales of biosensors, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product.

Our customers used 275,900 biosensors in the three months ended June 30, 2007, compared to 287,200 biosensors for the same period in 2006, a decrease of 11,300 or 3.9%. This decrease in biosensor usage is primarily the result of a decline in average usage per customer offset by an increase in our customer base.  During the 12-month period ended June 30, 2007, a total of 5,401 customers used the NC-stat System compared to 4,068 customers for the same period ending June 30, 2006.  The average usage per account declined to 51 biosensors per quarter for the quarter ended June 30, 2007 from 71 biosensors per quarter for the quarter ended June 30, 2006.

Other revenues are attributable to the DigiScope, for which we obtained an exclusive sales and marketing license from EyeTel in October 2006 and launched our sales and marketing efforts during the first quarter of 2007.  The majority of revenues related to the DigiScope were derived from customer accounts that existed at the time of our signing of the license agreement with EyeTel and were transferred to us.

Our total revenues were $11.5 million and $14.0 million for the three months ended June 30, 2007 and 2006, respectively.

We anticipate that revenues in the remainder of 2007 may continue to decline. In the second quarter of 2007, we experienced a decline in revenues of 17.9% from the second quarter of 2006, which we believe primarily resulted from the uncertainty created by the issuance of draft LCDs, final LCDs and coding articles addressing reimbursement for nerve conduction studies and policies issued by commercial payers intended to deter usage or limit the reimbursement for the NC-stat System. These developments and other future reimbursement decisions could continue to adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues in the remainder of 2007 are likely to be impacted by (a) the level of reimbursement, if any, established for procedures performed using the NC-stat System by these carriers and other third-party payers; (b) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (c) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; (d) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using the NC-stat System or (e) decisions potentially forthcoming from the AMA CPT Editorial Panel regarding reimbursement codes for nerve conduction studies.  Separately, we expect revenues to continue to be positively impacted by the initiation of our sales and marketing efforts for the DigiScope. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the decision to terminate our relationships with independent sales agencies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.”

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Three Months Ended June 30,
	2007	2006	Change	% Change
		(as restated)
	($ in thousands)
Cost of revenues:
Diagnostic device	$235.5	$358.8	$(123.3)	(34.4)%
Biosensor	2,669.6	3,018.7	(349.1)	(11.6)
Other	162.6	—	162.6	N/A
Total costs of revenues	3,067.6	3,377.5	(309.8)	(9.2)

Gross Margin:
Diagnostic device	987.7	1,574.8	(587.1)	(37.3)
Biosensor	7,378.7	9,017.8	(1,639.0)	(18.2)
Other	41.4	—	41.4	N/A
Total gross margin	8,407.9	10,592.6	(2,184.7)	(20.6)

Gross Margin %:
Diagnostic device	80.7%	81.4%
Biosensor	73.4	74.9
Other	20.3	—
Total gross margin %	73.3	75.8

Operating Expenses:
Research and development (1)	1,266.7	1,268.5	(1.9)	(0.1)
Sales and marketing (1)	6,019.9	5,408.3	611.6	11.3
General and administrative (1)	2,868.7	2,987.8	(119.1)	(4.0)
Total operating expenses	10,155.3	9,664.6	490.7	5.1

Income (loss) from operations	(1,747.4)	928.0	(2,675.4)	(288.3)

Interest income	456.4	372.3	84.1	22.6

Income (loss) before provision for income taxes	(1,291.0)	1,300.3	(2,591.3)	(199.3)
Provision for income taxes	—	66.6	(66.6)	(100.0)

Net Income (loss)	$(1,291.0)	$1,233.7	$(2,524.7)	(204.6)%

(1)   Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$152.5	$77.0
Sales and marketing	286.6	200.1
General and administrative	422.2	349.7

Gross Margin

Diagnostic device gross margin percentage decreased to 80.7% for the three months ended June 30, 2007 from 81.4% for the same period in 2006. The decrease in the gross margin percentage is primarily attributable to a decrease in the number of devices sold partially offset by an increase in the list price of our NC-stat System from $5,000 to $6,000 effective January 1, 2007.

Biosensor gross margin percentage decreased to 73.4% for the three months ended June 30, 2007 from 74.9% for the same period in 2006. The decrease in the biosensor gross margin percentage is primarily due to the change in the mix of biosensors sold and higher product warranty costs.

Other gross margin percentage, which related entirely to the DigiScope, was 20.3% for the three months ended June 30, 2007.  DigiScope revenues in the second quarter of 2007 represent monthly rental fees and eye scan fees associated with customer accounts that existed at the time of our signing the license agreement with EyeTel. Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel. The agreement includes a provision for a higher percentage of the scan fees to be remitted to EyeTel for these existing customers for the first nine months of the agreement.

Our overall gross margin percentage was 73.3% for the three months ended June 30, 2007 compared to 75.8% for the same period in 2006.

Our gross margins may decline during the remainder of 2007 due to: (a) increased placements and scans performed with the DigiScope, which has lower gross margins as compared with our other products and (b) the potential introduction of the ADVANCE System, subject to obtaining regulatory clearance from the FDA, which is expected to have lower gross margins due to higher production costs compared with the current diagnostic devices.  We do, however, expect that the DigiScope gross margins will improve as we obtain new customers and realize a higher percentage of the eye scan fees compared with the existing customer base.

Research and Development

Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical,

regulatory and quality assurance departments.

R&D expenses were $1.3 million for the three months ended June 30, 2007 and June 30, 2006.  As a percentage of revenues, R&D expenses were 11.0% and 9.1% for the three months ended June 30, 2007 and 2006, respectively.  A decrease in expenses of $71,200 related to developmental costs expended on the ADVANCE System and on new prototype biosensors was offset by an increase of $75,500 in stock-based compensation expense.

We expect our spending on R&D will be relatively unchanged during the remainder of 2007. We anticipate that resources devoted to the development of the ADVANCE System will be reallocated to other research and development efforts. This amount may vary, however, depending on the opportunities and challenges that arise during the year.

Sales and Marketing

Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

Sales and marketing expenses increased $611,600, or 11.3%, to $6.0 million for the three months ended June 30, 2007 from $5.4 million for the same period in 2006. As a percentage of revenues, sales and marketing expenses were 52.5% and 38.7% for the three months ended June 30, 2007 and June 30, 2006, respectively. The increase in expenses was primarily due to (a) an increase of $312,800 in employee compensation and benefit costs attributable to the expansion of our sales force; (b) an increase of $219,100 in consulting services, primarily to assist us with the reimbursement challenges we are facing; (c) an increase of $86,500 in stock-based compensation expense; and (d) an increase of $42,200 in advertising and promotional expenses.  These amounts were partially offset by a decrease in third party sales commissions of $257,300, primarily due to decreased revenues.  We expect to record the expenses incurred in connection with the termination of our relationships with independent sales agencies in the third quarter and early fourth quarter of 2007, and we anticipate that our sales and marketing expenses may decline in the fourth quarter of 2007 as a result of reduced payments to independent sales agencies.

Our sales force is 52 employees, including 46 regional sales managers, as of June 30, 2007 compared to 50 employees, including 46 regional sales managers as of June 30, 2006. We plan to continue selling the DigiScope through the same sales force used to sell the NC-stat System and as a result we do not anticipate the need to expand the sales force to support the sales and marketing efforts for the DigiScope. However, we may incur additional expenses relating to sales commissions and marketing materials in connection with the sale of the DigiScope.

General and Administrative

Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

General and administrative expenses decreased $119,100, or 4.0%, to $2.9 million for the three months ended June 30, 2007 from $3.0 million for the same period in 2006. As a percentage of revenues, general and administrative expenses were 25.0% and 21.4% for the three months ended June 30, 2007 and June 30, 2006, respectively. The decrease in expenses is primarily due to a reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties.  Also contributing to the decrease of general and administrative expenses was a decrease of $83,400 in bad debt expense.  These amounts were offset by an increase of $1.5 million in professional fees for legal and tax services and an increase of $140,400 in consulting services both primarily related to the government investigations previously disclosed by us and to reimbursement matters.

We believe our general and administrative expenses, excluding the $1.7 million reversal of our sales tax liability recorded in the second quarter of 2007, will be relatively unchanged for the remainder of 2007.  However, our general and administrative expenses may be impacted by certain factors including the governmental investigations previously disclosed.

Interest Income

Interest income was $456,400 and $372,300 during the three months ended June 30, 2007 and June 30, 2006, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The increase in interest income for the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006 is primarily due to higher average cash balances and an increase in the average portfolio yield attributable to a shift in the portfolio mix to higher yielding fixed maturities and the impact of higher market interest rates in 2007.

Provision for Income Taxes

We recorded no tax provision for the three months ended June 30, 2007.  We recorded a tax provision related to the alternative minimum tax of $66,600 for the three months ended June 30, 2006.

Comparison of Six Months Ended June 30, 2007 and June 30, 2006

Revenues

The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended June 30,
	2007	2006	Change	% Change

Customers	5,401	4,068	1,333	32.8%

	Six Months Ended June 30,
	2007	2006	Change	%Change

Biosensor units used	569,100	542,800	26,300	4.8%

	($ in thousands)
Revenues:
Diagnostic device	$2,502.4	$3,475.0	$(972.7)	(28.0)
Biosensor	20,321.1	22,318.3	(1,997.2)	(8.9)
Other	409.8	—	409.8	N/A
Total revenues	$23,233.3	$25,793.3	$(2,560.0)	(9.9)%

Diagnostic device revenues were $2.5 million and $3.5 million for the six months ended June 30, 2007 and 2006, respectively, a decrease of $972,700, or 28.0%.  Of this decrease, approximately $1.1 million is attributable to a lower number of units sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product.   Conversely, this decrease is offset by an increase of approximately $90,100 attributable to the increase in the list price of our NC-stat monitors and docking stations from $5,000 to $6,000 effective January 1, 2007, which resulted in a higher average sale price during the six months ended June 30, 2007 as compared to the same period in 2006. Diagnostic device revenues accounted for 10.8% and 13.5% of our total revenues for the six months ended June 30, 2007 and June 30, 2006, respectively.

Biosensor revenues were $20.3 million and $22.3 million for the six months ended June 30, 2007 and 2006. Biosensor revenues accounted for 87.5% and 86.5% of our total revenues for the six months ended June 30, 2007 and 2006, respectively.  This decrease is attributable to lower sales of biosensors, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product.

Our customers used 569,100 biosensors in the six months ended June 30, 2007, compared to 542,800 biosensors for the same period in 2006, an increase of 26,300 or 4.8%. This increase in biosensor usage is primarily the result of the increase in the customer base, offset by a decline in average usage per customer.  During the 12-month period ending June 30, 2007, a total of 5,401 customers used our NC-stat System compared to 4,068 customers for the same period ending June 30, 2006.  The average usage per account declined to 105 biosensors for the six months ended June 30, 2007 from 133 biosensors for the six months ended June 30, 2006.

Other revenues are attributable to the DigiScope.

Our total revenues were $23.2 million and $25.8 million for the six months ended June 30, 2007 and 2006, respectively.

Costs and expenses

The following table presents our costs and expenses and net income (loss):

	Six Months Ended June 30,
	2007	2006	Change	% Change
		(as restated)
	($ in thousands)
Cost of revenues:
Diagnostic device	$466.0	$661.8	$(195.9)	(29.6)%
Biosensor	5,365.3	5,595.6	(230.2)	(4.1)
Other	331.0	—	331.0	N/A
Total costs of revenues	6,162.3	6,257.4	(95.1)	(1.5)

Gross Margin:
Diagnostic device	2,036.4	2,813.2	(776.7)	(27.6)
Biosensor	14,955.8	16,722.7	(1,767.0)	(10.6)
Other	78.8	—	78.8	N/A
Total gross margin	17,071.0	19,535.9	(2,464.9)	(12.6)

Gross Margin %:
Diagnostic device	81.4%	81.0%
Biosensor	73.6	74.9
Other	19.2	—
Total gross margin %	73.5	75.7

Operating Expenses:
Research and development (1)	2,481.8	2,527.2	(45.4)	(1.8)
Sales and marketing (1)	11,995.9	10,676.6	1,319.3	12.4
General and administrative (1)	6,210.9	5,793.0	417.8	7.2
Total operating expenses	20,688.5	18,996.7	1,691.8	8.9

Income (loss) from operations	(3,617.5)	539.2	(4,156.7)	(770.9)

Interest income	949.2	665.9	283.3	42.5

Income (loss) before provision for income taxes	(2,668.3)	1,205.1	(3,873.4)	(321.4)
Provision for income taxes	—	74.1	(74.1)	(100.0)

Net income (loss)	$(2,668.3)	$1,131.0	$(3,799.3)	(335.9)%

(1)   Non-cash stock-based compensation expense included in these amounts is as follows:

Research and development	$194.1	$295.7
Sales and marketing	500.8	391.1
General and administrative	734.1	677.2

Gross Margin

Diagnostic device gross margin percentage increased to 81.4% for the six months ended June 30, 2007 from 81.0% for the same period in 2006. The increase in the gross margin percentage is primarily attributable to an increase in the list price of our NC-stat System from $5,000 to $6,000 effective January 1, 2007.

Biosensor gross margin percentage decreased to 73.6% for the six months ended June 30, 2007 from 74.9% for the same period in 2006. The decrease in the biosensor gross margin percentage is primarily due to the change in the mix of biosensors sold and higher product warranty costs.

Other gross margin percentage, which related entirely to the DigiScope, was 19.2% for the six months ended June 30, 2007.

Our overall gross margin percentage was 73.5% for the six months ended June 30, 2007 compared to 75.7% for the same period in 2006.

Research and Development

R&D expenses decreased slightly by $45,400, or 1.8%, and were $2.5 million for the six months ended June 30, 2007 and 2006.  As a percentage of revenues, R&D expenses were 10.7% and 9.8% for the six months ended June 30, 2007 and 2006, respectively.  The decrease in expenses was primarily due to decreases of $101,600 in stock-based compensation expense relating to option grants to non-employees; and $82,100 related to efforts expended on the development of the ADVANCE System and on new biosensors.  These decreases were offset in part by an increase of $152,800 in personnel costs resulting from the hiring of additional employees in our R&D department related to the development of the ADVANCE System and also due to increases in employee compensation.

Sales and Marketing

Sales and marketing expenses increased $1.3 million, or 12.4%, to $12.0 million for the six months ended June 30, 2007 from $10.7 million for the same period in 2006.  As a percentage of revenues, sales and marketing expenses were 51.6% and 41.4% for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in expenses was primarily due to (a) an increase of $595,300 in employee compensation and benefit costs attributable to the expansion of our sales force; (b) an increase of $211,000 in advertising and promotional expenses; (c) an increase of $357,200 in consulting services, primarily to assist us with the reimbursement challenges we are facing; and (d) an increase of $109,700 in stock-based compensation expense.  These amounts were partially offset by a decrease in third party sales commissions of $297,100, primarily due to decreased revenues.

General and Administrative

General and administrative expenses increased $417,800, or 7.2%, to $6.2 million for the six months ended June 30, 2007 from $5.8 million for the same period in 2006. As a percentage of revenues, general and administrative expenses were 26.7% and 22.5% for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase in expenses is primarily due to an increase of $1.9 million in professional fees for legal and tax services, an increase of $162,400 in consulting services and an increase of $125,600 in bad debt expense resulting from an increase in past due accounts.  The increases to both professional fees and consulting services are both primarily related to the government investigations previously disclosed by us and to reimbursement matters.  Offsetting this was a reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties.

Interest Income

Interest income was $949,200 and $665,900 during the six months ended June 30, 2007 and June 30, 2006, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The increase in interest income for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 is primarily due to higher average cash balances and an increase in the average portfolio yield attributable to a shift in the portfolio mix to higher yielding fixed maturities and the impact of higher market interest rates in 2007.

Provision for Income Taxes

We recorded no tax provision for the six months ended June 30, 2007.  We recorded a tax provision related to the alternative minimum tax of $74,100 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of June 30, 2007, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 149 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and manage our investments in inventories and other components of working capital. A decrease in demand for our products or unanticipated increases in our operating costs or investments in inventories and other components of working capital, would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	June 30, 2007	December 31, 2006	Change	% Change
		($ in thousands)

Cash and cash equivalents	$4,778.0	$7,909.8	$(3,131,8)	(39.6)%
Short-term held-to-maturity investments	32,315.7	32,410.7	(95.0)	(0.3)
Total cash, cash equivalents and short-term held-to-maturity investments	$37,093.7	$40,320.5	$(3,226.8)	(8.0)%

During the first six months of 2007, our cash and cash equivalents and short-term held-to-maturity investments decreased by $3.2 million, primarily due to $3.2 million of cash used in operations and $163,600 of cash used for capital expenditures offset partially by

$166,800 of proceeds received from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

In managing our working capital, two of the financial measurements we monitor are days’ sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the three month periods ended June 30, 2007, June 30, 2006 and the year ended December 31, 2006:

	Three Months Ended June 30,		Year Ended December 31,
	2007	2006	2006

Days’ sales outstanding (days)	51	38	40
Inventory turnover rate (times per year)	2.5	4.5	4.3

Our payment terms extended to our customers generally require payment within 30 days from invoice date. At June 30, 2007, we experienced an increase in DSO to 51 days from 40 days at December 31, 2006 and there was a significant increase in the percentage of accounts receivable past due 60 days or more. We believe that these increases were primarily the result of challenges surrounding the reimbursement by Medicare and commercial payers in certain regions of the United States for nerve conduction studies performed using the NC-stat System. As long as we continue to face these reimbursement challenges our DSO and our working capital may continue to be adversely impacted. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor’s invoice.

Our inventory turnover for the quarter ended June 30, 2007 was 2.5 times, compared with 4.3 times for the year ended December 31, 2006. The decrease in the inventory turnover rate for the quarter ended June 30, 2007 as compared to the year ended December 31, 2006 was primarily due to the initial production of the ADVANCE System and decreased demand for the NC-stat System.

The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2007	2006
		(as restated)
	(in thousands)
Net cash provided by (used in) operating activities	$(3,219.3)	$1,741.4
Net cash used in investing activities	(79.3)	(5,794.9)
Net cash provided by financing activities	166.8	1,045.3

Our operating activities used $3.2 million in the six months ended June 30, 2007, compared with cash provided of $1.7 million in the first six months of 2006.  In the first half of 2007, a net loss of $2.7 million and a net use of cash of approximately $2.7 million for our investment in working capital was offset by $2.1 million in non-cash items, mainly compensation expense associated with stock options.  The primary drivers for the uses of cash in our investment in working capital were a decrease in accrued expenses of $2.1 million due primarily to the reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties and an increase in our inventories of $1.6 million primarily for the production of the ADVANCE System.  These items were partially offset by a $982,600 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues.    In the first six months of 2006, a net use of cash of approximately $1.4 million for our investment in working capital was offset by $1.1 million in net income and by $2.1 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers for the uses of cash in our investment in working capital were an increase in accounts receivable of $2.1 million, excluding the provision for doubtful accounts, due to growth in revenues.  Additionally, our inventories increased $261,500, due to the growth in our business and a strategic decision to increase inventory levels from two months to three months of purchases.   These items were offset by an $810,000 increase in accrued expenses, partially attributable to state sales taxes.

As a result of the decline in revenues and increase in expenses, we incurred a net loss in the first six months of 2007 and we expect to incur net losses for the remainder of 2007. This may have an adverse impact on our cash flows from operating activities for the remainder of 2007.

Our investing activities used $79,300 and $5.8 million of cash in the six months ended June 30, 2007 and June 30, 2006, respectively.   In the first six months of 2007, $17.9 million in investment maturities provided cash which was offset by $17.8 million in investment purchases and $163,600 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products.  In the first six months of 2006, $23.8 million in investment purchases and $272,500 used to fund purchases of fixed assets, primarily computer equipment, were partially offset by $18.2 million in cash provided from investment maturities.

During the remainder of 2007, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. We do not currently have any significant commitments to purchase capital equipment and we expect that our capital expenditures will be comparable to the level of such expenditures in 2006.

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

Our financing activities provided $166,800 and $1.0 million in the six months ended June 30, 2007 and 2006, respectively. Cash provided by financing activities in the first six months of 2007 and 2006 represents the proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options.

During the remainder of 2007, we may fund sales and marketing efforts for the DigiScope and continue our research and development programs, including the ADVANCE System and our neurotherapeutic product, which entered the clinical stage of development in 2007, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both specialist and primary care physicians. We also expect to incur capital expenditures for computer hardware and software to support our business and the additional requirements of our customer base. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2007, we did not have any off-balance sheet financing arrangements.

 New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.”, or SFAS No. 159.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe that our adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP.  The Standard emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity’s own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations or its cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN No. 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company’s financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements.   See Note 7 — Income Taxes - Adoption of FIN No. 48.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the issuer in its Exchange Act reports is accumulated and communicated to the issuer’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures.  We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may periodically make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)          Changes in internal control over financial reporting.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, we had a material weakness in internal controls over financial reporting relating to state sales tax as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls over our sales tax liability and related expense accounts. Specifically, we did not have adequate controls designed and in place to assure that state sales taxes were properly collected and remitted in all states in which we operate. This control deficiency resulted in the restatement of our financial statements for the years ended December 31, 2005 and 2004, each of the quarters of 2005 and the first three quarters of the year ended December 31, 2006. Our Chief Executive Officer and Chief Financial Officer have concluded that this material weakness has been remediated as of June 30, 2007. Our management designed and implemented certain additional internal controls over the process for estimating our state sales tax liability in the first half of 2007. These controls include:  (a) a worksheet prepared on a quarterly basis to account for the state sales tax liability; (b) a checklist used to update the status of each state and to ensure that the sales tax liability accrual is complete; (c) the revenues for each state which are included in the sales tax liability worksheet are reconciled to our books and records; (d) the relevant sales tax rates for each state are obtained from third party sources and the state sales tax liability worksheet is updated to reflect the most current rates; (e) the sales tax liability worksheet is updated to reflect the status of any special programs or terms offered by each state and to reflect all payments made to the states; and (f) a checklist used to ensure that all of the steps described above have been performed.  In addition to the above controls, our management has retained the services of a company recognized by the Streamlined Sales Tax Program member states as a certified service provider to assist us with the processing of state sales tax on customer invoices and with the filing of state sales tax returns.

Our management believes that the financial statements included in this Quarterly Report on Form 10-Q  are fairly presented in all material respects in accordance with accounting principles generally accepted in the United States of America.  Management has designed and implemented the internal controls described above over the process for estimating our state sales tax liability and has concluded that these controls are operating effectively as of June 30, 2007.

Part II
Other Information

Item 1.   Legal Proceedings

In the second quarter of 2006, we received a subpoena from the Office of Inspector General, or OIG, of the Department of Health and Human Services requesting documents from us in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act.  In addition, on June 21, 2007, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts requesting documents from us in connection with an investigation by the DOJ.  We understand that the DOJ is investigating various aspects of the Company’s sales and marketing practices respecting the NC-stat System.  We are cooperating with both investigations.  We cannot predict the ultimate outcome of these investigations.   We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter.  Any negative findings in this matter could result in fines, penalties, or program exclusions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 23, 2007, our stockholders voted as follows:

(a)           To elect two members to the Board of Directors as Class II Directors, to serve until the Company’s 2010 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Vote “For”	Vote Withheld

David E. Goodman, M.D.	6,342,025	5,678,788
W. Mark Lortz	6,342,467	5,678,346

There were no broker non-votes or abstentions with respect to this matter.  The terms in office of Shai N. Gozani, M.D., Ph.D., Charles R. LaMantia, Allen J. Hinkle, M.D., and Jonathan T. Lord, M.D. continued after the annual meeting.

(b)          To ratify the selection of PricewaterhouseCoopers LLP to serve as our independent auditors for the year ending December 31, 2007.

Vote “For”	Vote “Against”	Abstentions	Broker Non-Votes
11,980,038	36,618	4,157	—

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

NEUROMETRIX, INC.

Date: August 9, 2007	/s/	Shai N. Gozani, M.D., Ph. D.
Shai N. Gozani, M.D., Ph. D.
Chief Executive Officer and President

Date: August 9, 2007	/s/	W. Bradford Smith
W. Bradford Smith
Chief Financial Officer

Exhibit Index

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*     Filed herewith