Form 10-Q
period 2007-09-30
NeuroMetrix, Inc.
filed 2007-11-08
CIK 1289850

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:    000-50856

NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3308180 (I.R.S. Employer Identification No.)
62 Fourth Avenue, Waltham, Massachusetts (Address of principal executive offices)	02451 (Zip Code)
(781) 890-9989 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐          Accelerated filer ☒          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐          No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
12,624,545 shares of common stock, par value $0.0001 per share, were outstanding as of November 2, 2007.

NEUROMETRIX, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
Balance Sheets (unaudited) as of September 30, 2007 and December 31, 2006
Statements of Operations (unaudited) for the three months and nine months ended September 30, 2007 and 2006
Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2006
Notes to Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I
FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$6,699,688	$7,909,778
Short-term held-to-maturity investments	28,802,847	32,410,685
Accounts receivable, net of allowance for doubtful accounts of $1,000,000 and $900,000 at September 30, 2007 and December 31, 2006, respectively	6,341,528	7,698,550
Inventories, net	4,971,261	3,633,389
Prepaid expenses and other current assets	677,101	761,400
Current portion of deferred costs	448,654	370,013

Total current assets	47,941,079	52,783,815
Restricted cash	1,458,598	1,458,598
Fixed assets, net	1,059,390	1,115,436
Deferred costs	260,422	348,430

Total assets	$50,719,489	$55,706,279

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,496,584	$2,766,650
Accrued compensation	2,653,233	2,460,328
Other accrued expenses	3,259,221	4,275,983
Current portion of deferred revenue	1,581,984	1,386,867
Current portion of capital lease obligations	12,900	—

Total current liabilities	10,003,922	10,889,828
Deferred revenue	1,020,992	1,335,138
Capital lease obligations	21,500	—
Other long-term liabilities	29,091	72,727

Total liabilities	11,075,505	12,297,693
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,624,545 and 12,601,224 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,262	1,260
Additional paid-in capital	99,569,034	97,205,145
Deferred compensation	—	(110,705)
Accumulated deficit	(59,926,312)	(53,687,114)

Total stockholders' equity	39,643,984	43,408,586

Total liabilities and stockholders' equity	$50,719,489	$55,706,279

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(as restated)		(as restated)
Revenues:
Diagnostic device	$925,307	$2,203,706	$3,427,684	$5,678,737
Biosensor	10,094,330	13,057,545	30,415,444	35,375,839
Other	270,367	—	680,171	—

Total revenues	11,290,004	15,261,251	34,523,299	41,054,576
Cost of revenues	3,048,014	3,735,952	9,210,267	9,993,331

Gross margin	8,241,990	11,525,299	25,313,032	31,061,245
Operating expenses:
Research and development (1)	1,290,652	1,288,151	3,772,415	3,815,304
Sales and marketing (1)	6,044,049	5,666,314	18,039,934	16,342,882
General and administrative (1)	4,905,146	2,835,281	11,116,014	8,628,302

Total operating expenses	12,239,847	9,789,746	32,928,363	28,786,488

Income (loss) from operations	(3,997,857)	1,735,553	(7,615,331)	2,274,757
Interest income	426,932	435,977	1,376,133	1,101,911

Income (loss) before provision for income taxes	(3,570,925)	2,171,530	(6,239,198)	3,376,668
Provision for income taxes	—	66,900	—	141,000

Net income (loss)	$(3,570,925)	$2,104,630	$(6,239,198)	$3,235,668

Net income (loss) per common share:
Basic	$(0.28)	$0.17	$(0.49)	$0.26
Diluted	$(0.28)	$0.16	$(0.49)	$0.25
Weighted average shares used to compute net income (loss) per common share:
Basic	12,624,465	12,539,709	12,609,761	12,477,152
Diluted	12,624,465	13,095,430	12,609,761	13,126,593

(1) Non-cash stock-based compensation expense included in these amounts is as follows:
Research and development	$140,920	$57,741	$335,034	$353,459
Sales and marketing	310,808	224,092	811,597	615,147
General and administrative	426,528	353,399	1,160,612	1,030,607

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2007	September 30, 2006
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(6,239,198)	$3,235,668
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	323,751	271,357
Compensation expense associated with stock options	2,307,243	1,999,213
Provision for doubtful accounts	424,017	515,922
Amortization of premium (accretion of discount) on investments	(10,986)	152,119
Provision for income taxes	—	141,000
Changes in operating assets and liabilities:
Accounts receivable	933,005	(3,757,594)
Inventories	(1,337,872)	(134,724)
Prepaid expenses and other current assets	84,650	(127,670)
Accounts payable	(270,066)	165,617
Accrued compensation and other accrued expenses	(823,857)	2,055,320
Other long-term liabilities	(43,636)	(43,636)
Deferred revenue and deferred costs	(109,662)	605,134

Net cash provided by (used in) operating activities	(4,762,611)	5,077,726
Cash flows from investing activities:
Purchases of investments	(25,971,888)	(35,469,441)
Maturities of investments	29,590,712	27,829,724
Purchases of fixed assets	(229,005)	(395,062)

Net cash provided by (used in) investing activities	3,389,819	(8,034,779)
Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase plan	143,253	216,913
Proceeds from exercise of stock options	23,749	1,137,110
Payments of capital lease obligations	(4,300)	—

Net cash provided by financing activities	162,702	1,354,023
Net decrease in cash and cash equivalents	(1,210,090)	(1,603,030)
Cash and cash equivalents, beginning of period	7,909,778	8,170,037

Cash and cash equivalents, end of period	$6,699,688	$6,567,007

Supplemental disclosure of non-cash investing activities:
Equipment acquired under capital lease	$38,700	$—

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements

1.    Business and Basis of Presentation

Business

        NeuroMetrix, Inc. (the "Company"), a Delaware corporation, was formed in June 1996. The Company designs, develops and sells proprietary medical devices used to help physicians diagnose neuropathies and neurovascular diseases. Neuropathies are diseases of the peripheral nerves and parts of the spine that frequently are caused by or associated with diabetes, low back pain and carpal tunnel syndrome, as well as other clinical disorders. The Company markets and sells the NC-stat System, an internally-developed product, to physician practice groups for the diagnosis of neuropathies. Diabetic retinopathy is a neurovascular disease affecting the vision of patients with diabetes. The Company has an exclusive sales and marketing license with EyeTel Imaging, Inc. ("EyeTel") to market the DigiScope®, a product designed to detect diabetic retinopathy. The Company operates in one business segment.

        In October 2006, the Company entered into an exclusive seven year licensing agreement with EyeTel. The agreement grants the Company an exclusive license to market, brand, and sell EyeTel's DigiScope throughout the primary care physician and endocrinologist market in the United States. The DigiScope, developed by EyeTel in collaboration with the Wilmer Eye Institute at Johns Hopkins, is a United States Food and Drug Administration ("FDA") cleared diagnostic device that primary care physicians and endocrinologists can use for the early detection of diabetic retinopathy. Revenues from the DigiScope, for which we initiated sales and marketing efforts during the first quarter of 2007, are derived through: (a) eye scan fees, (b) monthly rental fees and (c) installation and training fees. Eye scan fees using the DigiScope are recognized at the time of the patient examination. Installation and training fees are deferred and recognized on a straight line basis over the non-cancelable term of the customer contract, currently one year, and rental fees are recognized on a monthly basis.

        The accompanying unaudited balance sheet as of September 30, 2007, unaudited statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and the unaudited statements of cash flows for the nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2006 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115." ("SFAS No. 159") SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. The Company has not yet determined the impact that the adoption of SFAS No. 157 will have on its financial position, results of operations or its cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN No. 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company's financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements. See Note 7—Income Taxes—Adoption of FIN No. 48.

2.    Restatement

        As previously disclosed in Note 2—Restatement of the Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company has restated its financial statements for the three and nine months ended September 30, 2006 to correct an error in accounting for sales tax liabilities. The error arose from the Company's failure in certain states within the United States to charge sales tax to customers as required by state law and subsequently file and remit such collections to the state tax authorities. The Company has computed the error as the total of the sales tax due, based on historical sales in those states where sales tax should have been collected, and the resulting interest and penalties in accordance with the applicable state laws.

        The impact of correcting this error resulted in an increase in general and administrative expenses of $309,000 and a reduction of net income of $309,000 for the quarter ended September 30, 2006 and an increase in general and administrative expenses of $856,000 and a reduction of net income of $856,000 for the nine months ended September 30, 2006.

        The following table presents the impact of the restatement:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Previously Reported	Restated	As Previously Reported	Restated
Statement of Operations:
General and administrative	$2,526,281	$2,835,281	$7,772,302	$8,628,302
Total operating expenses	9,480,746	9,789,746	27,930,488	28,786,488
Income from operations	2,044,553	1,735,553	3,130,757	2,274,757
Income before provision for income taxes	2,480,530	2,171,530	4,232,668	3,376,668
Net income	2,413,630	2,104,630	4,091,668	3,235,668
Net income per common share:
Basic	$0.19	$0.17	$0.33	$0.26
Diluted	$0.18	$0.16	$0.31	$0.25
	Nine Months Ended September 30, 2006
	As Previously Reported	Restated
Cash Flows:
Net income	$4,091,668	$3,235,668
Accrued expenses and compensation	1,199,320	2,055,320

        As applicable, the footnotes contained elsewhere within these financial statements have also been restated to correct this error.

3.    Net Income (Loss) Per Common Share

        The Company accounts for and discloses net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
		(as restated)		(as restated)
Basic:
Net income (loss) available to common stockholders	$(3,570,925)	$2,104,630	$(6,239,198)	$3,235,668
Weighted average shares	12,624,465	12,539,709	12,609,761	12,477,152
Basic income (loss) per common share	$(0.28)	$0.17	$(0.49)	$0.26
Diluted:
Net income (loss) available to common stockholders	$(3,570,925)	$2,104,630	$(6,239,198)	$3,235,668
Weighted average shares	12,624,465	12,539,709	12,609,761	12,477,152
Effect of stock options	—	555,721	—	649,441

Weighted average shares, as adjusted	12,624,465	13,095,430	12,609,761	13,126,593
Diluted income (loss) per common share	$(0.28)	$0.16	$(0.49)	$0.25

        The following potentially dilutive common shares were excluded from the calculation of diluted net income (loss) per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Options outstanding	1,750,266	383,124	1,750,266	357,281

4.    Inventories

        Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$3,655,874	$3,287,537
Purchased components	1,315,387	345,852

	$4,971,261	$3,633,389

        Included in inventories are amounts related to the Company's third-generation neurodiagnostic system, the ADVANCETM System. Finished goods include $2.2 million and $262,900 related to the ADVANCE System at September 30, 2007 and December 31, 2006, respectively. Purchased components include $680,300 related to the ADVANCE System at September 30, 2007. There were no purchased components related to the ADVANCE System at December 31, 2006. The Company remains in the process of seeking 510(k) regulatory clearance from the FDA in order to begin selling this product.

5.    Other Balance Sheet Items

        Other accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Professional services	$1,777,624	$401,186
Sales taxes	556,000	2,851,307
Other	925,597	1,023,490

	$3,259,221	$4,275,983

        At September 30, 2007, the decrease in state sales tax liability reflects a reversal of $1.7 million in previously accrued expenses resulting from the receipt of amnesty and other forms of relief from a number of states in the form of a limited look back period and waiver of penalties. This reversal was recorded as a reduction of general and administrative expenses in the second quarter of 2007.

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

        The following is a rollforward of the Company's accrued warranty liability for the three and nine month periods ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Balance at beginning of period	$280,203	$140,886	$231,725	$124,852
Accrual for warranties	175,427	229,332	572,403	488,205
Settlements made	(200,365)	(171,340)	(548,863)	(414,179)

Balance at end of period	$255,265	$198,878	$255,265	$198,878

6.    Shareholder Rights Plan

        On March 7, 2007, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock to shareholders of record as of the close of business on March 8, 2007. Initially, these rights will not be exercisable and will trade with the shares of the Company's common stock. Under the Shareholder Rights Plan, the rights generally will become exercisable if a person becomes an "acquiring person" by acquiring 15% or more of the common stock of the Company or if a person commences a tender offer that could result in that person owning 15% or more of the common stock of the Company. If a person becomes an acquiring person, each holder of a right (other than the acquiring person) would be entitled to purchase, at the then-current exercise price of the right, such number of shares of preferred stock which are equivalent to shares of the Company's common stock having a value of twice the exercise price of the right. If the Company is acquired in a merger or other business combination transaction after any such event, each holder of a right would then be entitled to purchase, at the then-current exercise price of the right, shares of the acquiring company's common stock having a value of twice the exercise price of the right.

7.    Income Taxes—Adoption of FIN No. 48

        On January 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 requires that the impact of tax positions be recognized in the financial statements if they are more likely than not of being sustained based on the technical merits of the position. As disclosed in the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006, the Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

        As a result of the implementation of FIN No. 48, the Company reduced its deferred tax assets and the associated valuation allowance for gross unrecognized tax affected benefits by approximately $120,000. There was no adjustment to the Company's accumulated deficit as a result of these unrecognized tax benefits since there was a full valuation allowance against the related deferred tax assets. If these unrecognized tax benefits are ultimately recognized, they would have no impact on the effective tax rate to the extent the Company continues to maintain a valuation allowance.

        The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has not been audited by the Internal Revenue Service ("IRS") or any states in connection with income taxes. The periods from 1996 - 2006 remain open to examination by the IRS and state jurisdictions.

        The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN No. 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company's effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

        Under Internal Revenue Code Section 382, cumulative ownership changes by material shareholders exceeding 50% during a 3-year period can potentially limit a company's future use of its net operating losses. The Company has performed a Section 382 study and, under current tax rules, the limitations are not expected to significantly impact the recorded value or timing of utilization of the Company's net operating losses. However, ownership changes since the completion of the study and in future periods may further limit the utilization of net operating losses and tax credit carryforwards.

8.    Commitments and Contingencies

        In the second quarter of 2006, the Company received a subpoena from the Office of Inspector General ("OIG"), of the Department of Health and Human Services requesting documents in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. In addition, on June 21, 2007, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents in connection with an investigation by the U.S. Department of Justice ("DOJ"). It is believed that the DOJ is investigating various aspects of the Company's sales and marketing practices relating to the NC-stat System. The Company is cooperating with both investigations. The likelihood or magnitude of any potential liabilities arising out of these investigations cannot be reasonably estimated and therefore no loss contingency has been accrued as of September 30, 2007.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with our condensed financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

        We have restated our financial statements as of and for the three and nine months ended September 30, 2006 to correct an error in accounting for sales taxes, as discussed in Note 2—Restatement of the Notes to Unaudited Financial Statements included elsewhere in this Quarterly Report on Form 10-Q. Additional information about this restatement may be found in Note 2—Restatement of the Notes to Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

        NeuroMetrix was founded in June 1996. We design, develop and sell proprietary medical devices used to help physicians diagnose neuropathies and neurovascular disease. Our proprietary technology provides physicians with an in-office diagnostic system, the NC-stat System, which enables physicians to make rapid and accurate diagnoses of neuropathies, including carpal tunnel syndrome, low back and leg pain and diabetic peripheral neuropathy. The NC-stat System is comprised of: (a) disposable single use NC-stat biosensors that are placed on the patient's body; (b) the NC-stat monitor and related components; and (c) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Each component of the NC-stat System is also sold separately. The sensitivity of the nervous system to metabolic and mechanical damage, compounded by its limited regenerative ability, creates a market opportunity for a medical device that can assist in point-of-service diagnoses of neuropathies in a manner that is cost-effective for the patient and third-party payer. We believe the accuracy and convenience provided by the NC-stat System position it to become a standard of care for the assessment of neuropathies at the point-of-service.

        Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. We hold an exclusive sales and marketing license to a product known as the DigiScope®, which allows primary care and specialist physicians to diagnose diabetic retinopathy and refer patients to an eye specialist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association, or ADA, that all patients with diabetes receive an annual dilated eye examination to monitor vision. There are approximately 21 million people in the United States with diabetes, according to the ADA, and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary care physicians' and endocrinologists' offices could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes.

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

        In October 2006, we entered into an exclusive seven year licensing agreement with EyeTel Imaging, Inc., or EyeTel. The agreement grants us an exclusive license to market, brand and sell EyeTel's DigiScope throughout the primary care physician and endocrinologist market in the United States. Revenues associated with the DigiScope are derived through: (a) eye scan fees; (b) monthly rental fees and (c) installation and training fees. Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel.

        Our revenues declined to $11.3 million for the three months ended September 30, 2007, compared to $15.3 million for the same period a year ago, and declined to $34.5 million for the nine months ended September 30, 2007, compared to $41.1 million for the same period a year ago. Additionally, we incurred a net loss of $3.6 million for the three months ended September 30, 2007, compared to net income of $2.1 million for the same period a year ago, and incurred a net loss of $6.2 million for the nine months ended September 30, 2007, compared to net income of $3.2 million for the same period a year ago. The third quarter of 2007 represents our third consecutive quarter of net losses and declining revenues following our first profitable year in 2006 and a period of significant growth in our revenues extending back through 2002. We believe that the decline in our revenues has been caused primarily by adverse developments over the last several quarters relating to the reimbursement by third-party payers of nerve conduction studies performed using the NC-stat System, and we expect that our revenues will continue to be adversely affected by the uncertainty regarding reimbursement. One important development that may resolve some of the uncertainty, as described in more detail below, occurred when the American Medical Association, or AMA, formed a committee to examine reimbursement coding of nerve conduction studies. We believe this committee may issue recommendations, which may or may not be beneficial to us, for consideration by the AMA CPT Editorial Panel in early 2008. Other significant developments relating to our financial condition and results of operations include:

  •
  the launch of our sales and marketing efforts relating to the DigiScope in the first quarter of 2007, which contributed approximately $270,000 to our revenues in the third quarter of 2007 and is expected to continue to contribute to our revenues going forward;

  •
  our decision to terminate our relationships with all independent sales agencies following the end of the second quarter of 2007, which may adversely impact future revenues, but is likely to reduce future sales and marketing expenses;

  •
  the delay of our expected launch of our third-generation neurodiagnostic system, the ADVANCE™ System, for which we have invested $2.8 million in inventories as of September 30, 2007 and remain in the process of seeking 510(k) regulatory clearance from the U.S. Food and Drug Administration, or FDA;

  •
  our receipt of amnesty and other forms of relief from a number of states related to state sales tax liability that we had previously accrued, which resulted in a reversal of $1.7 million of state sales tax liability in the second quarter of 2007; and

  •
  the governmental investigations by the Office of Inspector General, or OIG, of the Department of Health and Human Services and the U.S. Department of Justice, or DOJ, that we are subject to, which resulted in increased legal expenses during the three and nine months ended September 30, 2007, respectively.

In addition, we continued to make progress with our research and development efforts, particularly with a minimally invasive neurotherapeutic product. These developments are discussed in greater detail below and elsewhere in this Quarterly Report on Form 10-Q.

        Reimbursement from third-party payers is an important element of success for medical products companies. As our presence in the market expands and the use of the NC-stat System increases, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using the NC-stat System and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. A number of third-party payers, including commercial payers, have taken and may continue to take the position of not reimbursing our customers for their use of the NC-stat System. We do not have complete or timely access to all of the reimbursement policies issued by third-party payers. These policies may vary by provider agreement and by patient health plan. The policies may change frequently and they may contain exceptions and exemptions. As a result, the information we have on payer policies specifically relating to reimbursement for the NC-stat System is incomplete and may be outdated. Our customers are responsible for monitoring and understanding the specific payer policies relevant to their practice since they are submitting claims for reimbursement directly to these third-party payers.

        During the second half of 2006 and in 2007, several local Medicare carriers issued draft local coverage decisions, or LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing Current Procedural Terminology, or CPT, codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by the Center for Medicaid and Medicare Services, or CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. Currently, there are three local Medicare carriers with final LCDs, one local Medicare carrier with a draft LCD, and one local Medicare carrier with a coding article which addresses coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. One additional Medicare carrier, which had previously issued a final LCD, reversed their position effective June 30, 2007. In certain regions impacted by these reimbursement decisions, our customers have experienced lower levels of reimbursement and higher levels of claims denials. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may continue to limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability. The AMA formed a committee in early 2007 to examine the reimbursement coding of nerve conduction studies and nerve conduction equipment, including the NC-stat System. The findings of this committee, which are expected to be presented to the AMA CPT Editorial Panel, may affect which CPT codes Medicare carriers and commercial payers will require physicians who perform nerve conduction studies to use. We believe that the three most likely outcomes of the AMA CPT Editorial Panel review are as follows:

  •
  The existing Category I CPT codes are determined to be applicable to nerve conduction studies performed using FDA cleared equipment such as the NC-stat System;

  •
  A new series of Category I CPT codes is established for nerve conduction studies performed using the NC-stat System; or

  •
  A new series of Category III CPT codes, designated for emerging technologies, is established for nerve conduction studies performed using the NC-stat System.

        The assignment of a new series of CPT I codes by the AMA CPT Editorial Panel could potentially result in less favorable reimbursement rates compared with existing CPT codes for nerve conduction studies. The assignment of a new series of Category III codes is likely to result in limited reimbursement since there is the potential that no specified reimbursement values would be assigned to these codes.

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

        Additionally, a growing number of commercial payers, including the majority of regional Blue Cross Blue Shield carriers, and other major private payers have adopted policies indicating that they will not provide reimbursement for the use of the NC-stat System. These commercial payers have cited various reasons for their reimbursement policies, including, among others, that the NC-stat System is experimental and investigational. We are in the process of communicating with these payers, directly, through our customers or through our network of reimbursement consultants, to attempt to address their concerns. Third-party payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. We believe these requirements are negatively impacting the use of the NC-stat System by existing customers and our sales to new customers, both of which are having an adverse impact on our revenues.

        Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System and could have the impact of deterring usage by our customers.

        We believe that eye scans performed using the DigiScope are being reimbursed by the majority of third-party payers. Many commercial payers have policies in place providing for reimbursement for the use of the DigiScope and many of these payers have published favorable articles about the DigiScope in their newsletters. However, several Medicare carriers have issued draft LCDs and coding articles that require a diagnosis of pre-existing retinal disease and/or will only reimburse for fundus photography, a highly specialized form of medical imaging, when performed in conjunction with an eye examination performed by an eye specialist. There are no assurances that other Medicare carriers will not issue similar draft LCDs, final LCDs or coding articles restricting the reimbursement for the use of the DigiScope. We believe that eye examinations performed on patients covered by Medicare represented less than 25% of our DigiScope revenues in the third quarter of 2007. However, the restrictions on reimbursement by Medicare carriers could have an adverse impact on our ability to grow our DigiScope revenues in future periods.

        One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies. A successful market expansion will depend upon, in part, our targeting of primary care and specialist physicians who traditionally have not been targeted by companies selling equipment used to perform nerve conduction studies and our ability to alter physicians' practices relating to the diagnosis of neuropathies. Our strategy had been to sell the NC-stat System through a combination of independent sales agencies and a direct sales force of experienced sales representatives. The independent sales agencies, including small to medium sized regional firms and larger national firms, had primarily been responsible for generating sales leads and our direct sales force had been responsible for bringing these sales leads to closure. These independent sales agencies typically had not served in a traditional distribution role and therefore had not been responsible for maintaining inventories, for making shipments to customers or for billing and collection functions.

        Our strategy of utilizing independent sales agencies had been effective historically, but we experienced a significant decline in the percentage of new customers being sourced through our independent sales agency network in the first half of 2007. As a result, consistent with our long term business objectives, in the third quarter of 2007, we made a decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force, which, as of September 30, 2007, was comprised of 51 regional sales managers, 5 sales directors and 1 national sales director.

        We expect that our direct sales force will expand their role in generating new customer sales leads, and we plan to increase efforts to generate sales leads through various marketing activities including mailings and tradeshows. However, we experienced a decline in the number of new customers added in the third quarter of 2007 along with a decline in sales to our existing customers. We believe the decision to terminate the independent sales agency relationships may have contributed to these declines and could potentially have an adverse impact on our revenues and our ability to secure new customers in future periods as well.

        Our long-term financial objectives are to grow our business through the sale of the NC-stat System and the DigiScope and additional products that may be commercialized for the diagnosis and treatment of neuropathies and to achieve sustainable profitability. However, during the remainder of 2007 our revenues are likely to continue to decline and we are likely to continue to incur losses as a result of the reimbursement and other issues we are currently facing. Our efforts during the remainder of 2007 will focus on (a) sales of the NC-stat System; (b) sales and marketing of the DigiScope for the detection of diabetic retinopathy; (c) seeking regulatory clearance from the FDA for our third-generation neurodiagnostic system, the ADVANCE System, in order to launch this product; (d) efforts to manage the reimbursement challenges posed by third-party payers for the NC-stat System; (e) cooperating with, and working to resolve, the government investigations of which we are subject; and (f) our ongoing research and development programs.

        Our launch of the ADVANCE System will depend upon our receipt of regulatory clearance from the FDA. We submitted our initial 510(k) filing for the ADVANCE System in the first quarter of 2007, subsequently submitted a response to a request for additional information from the FDA and have received an additional request for further information from the FDA, including a request for additional data relating to the ADVANCE System. During the fourth quarter of 2006, we submitted a 510(k) filing for an updated version of the onCall Information System, and we have submitted a response to a request for additional information from the FDA related to this filing. We recently received an additional request for information from the FDA in connection with the 510(k) submission for the onCall Information System. If the onCall 510(k) clearance is not obtained, it may require additional product development and potential changes in the configuration of our products.

        With respect to our research and development programs, during the remainder of 2007, we expect to continue efforts to develop new biosensors, on the development of the ADVANCE System and its accessories, on the development of a product for the minimally invasive pain control and treatment of neuropathies. During 2007, we initiated testing of our minimally invasive neurotherapeutic product for pain control and treatment of neuropathies.

Results of Operations

        The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(as restated)		(as restated)
Revenues:
Diagnostic device	8.2%	14.4%	9.9%	13.8%
Biosensor	89.4	85.6	88.1	86.2
Other	2.4	—	2.0	—

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	27.0	24.5	26.7	24.3
Gross margin	73.0	75.5	73.3	75.7
Operating expenses:
Research and development	11.4	8.4	10.9	9.3
Sales and marketing	53.5	37.1	52.3	39.8
General and administrative	43.4	18.6	32.2	21.0

Total operating expenses	108.4	64.1	95.4	70.1
Income (loss) from operations	(35.4)	11.4	(22.1)	5.5
Interest income	3.8	2.9	4.0	2.7

Income (loss) before provision for income taxes	(31.6)	14.2	(18.1)	8.2
Provision for income taxes	—	0.4	—	0.3

Net income (loss)	(31.6)%	13.8%	(18.1)%	7.9%

Comparison of Three Months Ended September 30, 2007 and September 30, 2006

Revenues

        The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
	2007	2006	Change	% Change
Customers	5,523	4,518	1,005	22.2%
	Three Months Ended September 30,
	2007	2006	Change	% Change
Biosensor units used	257,900	302,200	(44,300)	(14.7)%
	($ in thousands)
Revenues:
Diagnostic device	$925.3	$2,203.7	$(1,278.4)	(58.0)
Biosensor	10,094.3	13,057.5	(2,963.2)	(22.7)
Other	270.4	—	270.4	N/A

Total revenues	$11,290.0	$15,261.3	$(3,971.2)	(26.0)%

        Diagnostic device revenues were $925,300 and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $1.3 million or 58.0%. This decrease is primarily attributable to a lower number of units sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Diagnostic device revenues accounted for 8.2% and 14.4% of our total revenues for the three months ended September 30, 2007 and 2006, respectively.

        Biosensor revenues were $10.1 million and $13.1 million for the three months ended September 30, 2007 and 2006, respectively, a decrease of $3.0 million, or 22.7%. Biosensor revenues accounted for 89.4% and 85.6% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. This decrease is attributable to lower sales of biosensors, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product.

        Our customers used 257,900 biosensors in the three months ended September 30, 2007, compared to 302,200 biosensors for the same period in 2006, a decrease of 44,300 or 14.7%. This decrease in biosensor usage is primarily the result of a decline in average usage per customer partially offset by an increase in our customer base. During the 12-month period ended September 30, 2007, a total of 5,523 customers used the NC-stat System compared to 4,518 customers for the same period in 2006. The average quarterly usage per account declined to 47 biosensors for the quarter ended September 30, 2007 from 67 biosensors for the same period in 2006.

        Other revenues are attributable to the DigiScope, for which we obtained an exclusive sales and marketing license from EyeTel in October 2006 and launched our sales and marketing efforts during the first quarter of 2007. Revenues related to the DigiScope were derived from a mix of new customers and customer accounts that existed at the time of our signing of the license agreement with EyeTel and were transferred to us.

        Our total revenues were $11.3 million and $15.3 million for the three months ended September 30, 2007 and 2006, respectively.

        We anticipate that revenues in the remainder of 2007 will continue to decline. In the third quarter of 2007, we experienced a decline in revenues of 26.0% from the third quarter of 2006, which we believe primarily resulted from the uncertainty created by the issuance of draft LCDs, final LCDs and coding articles by Medicare carriers addressing reimbursement for nerve conduction studies and policies issued by commercial payers intended to deter usage or limit the reimbursement for the NC-stat System. These developments and other future reimbursement decisions could continue to adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues in the remainder of 2007 are likely to be impacted by (a) the level of reimbursement, if any, established for procedures performed using the NC-stat System by these carriers and other third-party payers; (b) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (c) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; (d) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using the NC-stat System or (e) decisions potentially forthcoming from the AMA CPT Editorial Panel regarding reimbursement codes for nerve conduction studies. Separately, we expect revenues to continue to be positively impacted by the initiation of our sales and marketing efforts for the DigiScope. However, continuing revenues derived from the DigiScope may be impacted by EyeTel's ability to raise additional capital to fund their ongoing business requirements. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the decision to terminate our relationships with independent sales agencies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

Costs and expenses

        The following table presents our costs and expenses and net income (loss):

	Three Months Ended September 30,
				% Change
	2007	2006	Change
		(as restated)
	($ in thousands)
Cost of revenues:
Diagnostic device	$206.9	$340.3	$(133.4)	(39.2)%
Biosensor	2,638.4	3,395.6	(757.2)	(22.3)
Other	202.7	—	202.7	N/A

Total costs of revenues	3,048.0	3,736.0	(687.9)	(18.4)
Gross margin:
Diagnostic device	718.4	1,863.4	(1,145.0)	(61.4)
Biosensor	7,455.9	9,661.9	(2,206.0)	(22.8)
Other	67.7	—	67.7	N/A

Total gross margin	8,242.0	11,525.3	(3,283.3)	(28.5)
Gross margin %:
Diagnostic device	77.6%	84.6%
Biosensor	73.9	74.0
Other	25.0	—
Total gross margin %	73.0	75.5
Operating expenses:
Research and development(1)	1,290.7	1,288.2	2.5	0.2
Sales and marketing(1)	6,044.0	5,666.3	377.7	6.7
General and administrative(1)	4,905.1	2,835.3	2,069.9	73.0

Total operating expenses	12,239.8	9,789.7	2,450.1	25.0

Income (loss) from operations	(3,997.9)	1,735.6	(5,733.4)	(330.4)
Interest income	426.9	436.0	(9.0)	(2.1)

Income (loss) before provision for income taxes	(3,570.9)	2,171.5	(5,742.5)	(264.4)
Provision for income taxes	—	66.9	(66.9)	(100.0)

Net income (loss)	$(3,570.9)	$2,104.6	$(5,675.6)	(269.7)%

(1) Non-cash stock-based compensation expense included in these amounts is as follows:
Research and development	$140.9	$57.7
Sales and marketing	310.8	224.1
General and administrative	426.5	353.4

Gross Margin

        Diagnostic device gross margin percentage decreased to 77.6% for the three months ended September 30, 2007 from 84.6% for the same period in 2006. The decrease in the gross margin percentage is primarily attributable to a decrease in the number of devices sold and lower average selling prices.

        Biosensor gross margin percentage decreased to 73.9% for the three months ended September 30, 2007 from 74.0% for the same period in 2006. The decrease in the biosensor gross margin percentage is primarily due to the change in the mix of biosensors sold.

        Other gross margin percentage, which related entirely to the DigiScope, was 25.0% for the three months ended September 30, 2007. DigiScope revenues in the third quarter of 2007 included monthly rental fees and eye scan fees associated with customer accounts that existed at the time of our signing the license agreement with EyeTel as well as the amortization of deferred revenues relating to installation and training fees. Under the terms of agreement, we are required to remit a percentage of the revenues related to the DigiScope to EyeTel. The agreement includes a provision for a higher percentage of the scan fees to be remitted to EyeTel for these existing customers for the first nine months of the agreement. Effective October 1, 2007, consistent with the terms of our original agreement with EyeTel, the percentage of revenues we retain from these existing customers will increase from 25% to 50%.

        Our overall gross margin percentage was 73.0% for the three months ended September 30, 2007 compared to 75.5% for the same period in 2006.

        Our gross margins may decline during the remainder of 2007 due to the expected decline in revenues derived from the NC-stat System and due to an expected increase in the percentage of total revenues derived from the DigiScope, which has lower gross margins as compared with our other products.

Research and Development

        Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

        R&D expenses were $1.3 million for the three months ended September 30, 2007 and 2006. As a percentage of revenues, R&D expenses were 11.4% and 8.4% for the three months ended September 30, 2007 and 2006, respectively. While R&D expenses were relatively unchanged in the third quarter of 2007 compared with the same period in 2006, we experienced a decrease of $92,200 related to developmental costs expended on the ADVANCE System, and on new prototype biosensors and we also experienced an increase of $83,200 in stock-based compensation expense.

        We expect our spending on R&D will be relatively unchanged during the remainder of 2007. We anticipate that resources devoted to the development of the ADVANCE System may be reallocated to other research and development efforts. This amount may vary, however, depending on the opportunities and challenges that arise during the year and depending on the outcome of the FDA review of our 510(k) submission for the ADVANCE System.

Sales and Marketing

        Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

        Sales and marketing expenses increased $377,700, or 6.7%, to $6.0 million for the three months ended September 30, 2007 from $5.7 million for the same period in 2006. As a percentage of revenues, sales and marketing expenses were 53.5% and 37.1% for the three months ended September 30, 2007 and 2006, respectively. The increase in expenses was primarily due to (a) an increase of $648,800 in employee compensation and benefit costs attributable to the expansion of our sales force; (b) an increase of $184,900 in consulting services, primarily to assist us with the reimbursement challenges we are facing; (c) an increase of $86,700 in stock-based compensation expense; and (d) an increase of $75,300 in expenses attributable to a national sales meeting for which there was no comparable expense during the same period a year ago. These amounts were partially offset by a decrease in third-party sales commissions of $697,800, primarily due to decreased revenues. We anticipate that our sales and marketing expenses may decline in the fourth quarter of 2007 as a result of reduced payments to independent sales agencies.

        Our sales force is comprised of 57 employees, including 51 regional sales managers, as of September 30, 2007 compared to 49 employees, including 45 regional sales managers as of September 30, 2006. We plan to continue selling the DigiScope through the same sales force used to sell the NC-stat System and as a result we do not anticipate the need to expand the sales force to support the sales and marketing efforts for the DigiScope.

General and Administrative

        Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

        General and administrative expenses increased $2.1 million or 73.0%, to $4.9 million for the three months ended September 30, 2007 from $2.8 million for the same period in 2006. As a percentage of revenues, general and administrative expenses were 43.4% and 18.6% for the three months ended September 30, 2007 and 2006, respectively. The increase in expenses is primarily due to an increase of $2.2 million in professional fees for legal services and an increase of $139,600 in consulting services, both primarily related to the government investigations previously disclosed by us and to reimbursement matters. These amounts were offset by a decrease of $217,500 in bad debt expense.

        We believe our general and administrative expenses will be relatively unchanged for the remainder of 2007. However, our general and administrative expenses may be impacted by certain factors including the governmental investigations previously disclosed.

Interest Income

        Interest income was $426,900 and $436,000 during the three months ended September 30, 2007 and 2006, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended September 30, 2007, as compared to the same period in 2006, is primarily due to a slight decrease in the average effective portfolio yield attributable to the impact of lower market interest rates in 2007.

Provision for Income Taxes

        We recorded no tax provision for the three months ended September 30, 2007 as a result of the net loss incurred. We recorded a tax provision related to the alternative minimum tax of $66,900 for the three months ended September 30, 2006.

Comparison of Nine Months Ended September 30, 2007 and September 30, 2006

Revenues

        The following tables present a breakdown of our customers, biosensor units used and revenues:

	12-Month Period Ended September 30,
				% Change
	2007	2006	Change
Customers	5,523	4,518	1,005	22.2%
	Nine Months Ended September 30,
	2007	2006	Change	% Change
Biosensor units used	827,000	845,000	(18,000)	(2.1)%
	($ in thousands)
Revenues:
Diagnostic device	$3,427.7	$5,678.7	$(2,251.1)	(39.6)
Biosensor	30,415.4	35,375.8	(4,960.4)	(14.0)
Other	680.2	—	680.2	N/A

Total revenues	$34,523.3	$41,054.6	$(6,531.3)	(15.9)%

        Diagnostic device revenues were $3.4 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively, a decrease of $2.3 million, or 39.6%. This decrease is primarily attributable to a lower number of units sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with our product. Diagnostic device revenues accounted for 9.9% and 13.8% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively.

        Biosensor revenues were $30.4 million and $35.4 million for the nine months ended September 30, 2007 and 2006. Biosensor revenues accounted for 88.1% and 86.2% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. This decrease is attributable to lower sales of biosensors, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System.

        Our customers used 827,000 biosensors in the nine months ended September 30, 2007, compared to 845,000 biosensors for the same period in 2006, a decrease of 18,000 or 2.1%. This decrease in biosensor usage is primarily the result of a decline in average usage per customer offset by an increase in our customer base. During the 12-month period ended September 30, 2007, a total of 5,523 customers used the NC-stat System compared to 4,518 customers for the same period in 2006. The average usage per account declined to 150 biosensors for the nine months ended September 30, 2007 from 187 biosensors for the same period in 2006.

        Other revenues are attributable to the DigiScope.

        Our total revenues were $34.5 million and $41.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Costs and expenses

        The following table presents our costs and expenses and net income (loss):

	Nine Months Ended September 30,
				% Change
	2007	2006	Change
		(as restated)
	($ in thousands)
Cost of revenues:
Diagnostic device	$672.9	$1,002.1	$(329.3)	(32.9)%
Biosensor	8,003.8	8,991.2	(987.4)	(11.0)
Other	533.6	—	533.6	N/A

Total costs of revenues	9,210.3	9,993.3	(783.1)	(7.8)
Gross margin:
Diagnostic device	2,754.8	4,676.6	(1,921.8)	(41.1)
Biosensor	22,411.7	26,384.6	(3,973.0)	(15.1)
Other	146.6	—	146.6	N/A

Total gross margin	25,313.0	31,061.2	(5,748.2)	(18.5)
Gross margin %:
Diagnostic device	80.4%	82.4%
Biosensor	73.7	74.6
Other	21.5	—
Total gross margin %	73.3	75.7
Operating expenses:
Research and development (1)	3,772.4	3,815.3	(42.9)	(1.1)
Sales and marketing (1)	18,039.9	16,342.9	1,697.1	10.4
General and administrative (1)	11,116.0	8,628.3	2,487.7	28.8

Total operating expenses	32,928.4	28,786.5	4,141.9	14.4

Income (loss) from operations	(7,615.3)	2,274.8	(9,890.1)	(434.8)
Interest income	1,376.1	1,101.9	274.2	24.9

Income (loss) before provision for income taxes	(6,239.2)	3,376.7	(9,615.9)	(284.8)
Provision for income taxes	—	141.0	(141.0)	(100.0)

Net income (loss)	$(6,239.2)	$3,235.7	$(9,474.9)	(292.8)%

(1) Non-cash stock-based compensation expense included in these amounts is as follows:
Research and development	$335.0	$353.5
Sales and marketing	811.6	615.1
General and administrative	1,160.6	1,030.6

Gross Margin

        Diagnostic device gross margin percentage decreased to 80.4% for the nine months ended September 30, 2007 from 82.4% for the same period in 2006. The decrease in the gross margin percentage is primarily attributable to a decrease in the number of devices sold partially offset by an increase in the average sales price of our NC-stat System.

        Biosensor gross margin percentage decreased to 73.7% for the nine months ended September 30, 2007 from 74.6% for the same period in 2006. The decrease in the biosensor gross margin percentage is primarily due to the change in the mix of biosensors sold and higher product warranty costs.

        Other gross margin percentage, which related entirely to the DigiScope, was 21.5% for the nine months ended September 30, 2007.

        Our overall gross margin percentage was 73.3% for the nine months ended September 30, 2007 compared to 75.7% for the same period in 2006.

Research and Development

        R&D expenses were $3.8 million for the nine months ended September 30, 2007 and 2006. As a percentage of revenues, R&D expenses were 10.9% and 9.3% for the nine months ended September 30, 2007 and 2006, respectively. The slight change in expenses was primarily due to a decrease of $174,300 related to efforts expended on the development of the ADVANCE System and on new biosensors. These decreases were offset in part by an increase of $139,500 in personnel costs resulting from the hiring of additional employees in our R&D department related to the development of the ADVANCE System and also due to increases in employee compensation.

Sales and Marketing

        Sales and marketing expenses increased $1.7 million, or 10.4%, to $18.0 million for the nine months ended September 30, 2007 from $16.3 million for the same period in 2006. As a percentage of revenues, sales and marketing expenses were 52.3% and 39.8% for the nine months ended September 30, 2007 and 2006, respectively. The increase in expenses was primarily due to (a) an increase of $1.2 million in employee compensation and benefit costs attributable to the expansion of our sales force; (b) an increase of $542,100 in consulting services, primarily to assist us with the reimbursement challenges we are facing; (c) an increase of $196,400 in stock-based compensation expense; and (d) an increase of $100,900 in advertising and promotional expenses. These amounts were partially offset by a decrease in third-party sales commissions of $994,900, primarily due to decreased revenues.

General and Administrative

        General and administrative expenses increased $2.5 million, or 28.8%, to $11.1 million for the nine months ended September 30, 2007 from $8.6 million for the same period in 2006. As a percentage of revenues, general and administrative expenses were 32.2% and 21.0% for the nine months ended September 30, 2007 and 2006, respectively. The increase in expenses is primarily due to an increase of $4.0 million in professional fees for legal services and an increase of $302,000 in consulting services. The increases to both professional fees and consulting services are both primarily related to the government investigations previously disclosed by us and to reimbursement matters. Partially offsetting these increases was a reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties.

Interest Income

        Interest income was $1.4 million and $1.1 million during the nine months ended September 30, 2007 and 2006, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The increase in interest income for the nine months ended September 30, 2007, as compared to the same period in 2006, is primarily due to higher average cash balances and an increase in the average portfolio yield attributable to a shift in the portfolio mix to higher yielding fixed maturities and the impact of higher market interest rates in 2007.

Provision for Income Taxes

        We recorded no tax provision for the nine months ended September 30, 2007 due to the net loss incurred. We recorded a tax provision related to the alternative minimum tax of $141,000 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

        Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of September 30, 2007, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 169 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and manage our investments in inventories and other components of working capital. A decrease in demand for our products or unanticipated increases in our operating costs or investments in inventories and other components of working capital, would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	September 30, 2007	December 31, 2006	Change	% Change
	($ in thousands)
Cash and cash equivalents	$6,699.7	$7,909.8	$(1,210.1)	(15.3)%
Short-term held-to-maturity investments	28,802.8	32,410.7	(3,607.9)	(11.1)

Total cash, cash equivalents and short-term held-to-maturity investments	$35,502.5	$40,320.5	$(4,818.0)	(11.9)%

        During the first nine months of 2007, our cash and cash equivalents and short-term held-to-maturity investments decreased by $4.8 million, primarily due to $4.8 million of cash used in operations and $229,000 of cash used for capital expenditures offset partially by $167,000 of proceeds received from the issuance of common stock under our employee stock purchase plan and the exercise of stock options.

        In managing our working capital, two of the financial measurements we monitor are days' sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the three months ended September 30, 2007 and 2006 and the year ended December 31, 2006:

	Three Months Ended September 30,
			Year Ended December 31, 2006
	2007	2006
Days' sales outstanding (days)	50	42	40
Inventory turnover rate (times per year)	2.4	5.2	4.3

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. At September 30, 2007, we experienced an increase in DSO to 50 days from 40 days at

December 31, 2006 attributable to a significant increase in the percentage of accounts receivable past due 60 days that began during the fourth quarter of 2006. We believe that these increases were primarily the result of challenges surrounding the reimbursement by Medicare and commercial payers in certain regions of the United States for nerve conduction studies performed using the NC-stat System. As long as we continue to face these reimbursement challenges our DSO and our working capital may continue to be adversely impacted. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor's invoice.

        Our inventory turnover for the quarter ended September 30, 2007 was 2.4 times, compared with 4.3 times for the year ended December 31, 2006. The decrease in the inventory turnover rate for the quarter ended September 30, 2007, as compared to the year ended December 31, 2006, was primarily due to the initial production of the ADVANCE System and decreased demand for the NC-stat System, offset in part by a decline in inventories of biosensors due to production challenges being experienced by our third-party manufacturer resulting from their transition to a new manufacturing facility.

        The following sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2007	2006
		(as restated)
	(in thousands)
Net cash provided by (used in) operating activities	$(4,762.6)	$5,077.7
Net cash provided by (used in) investing activities	$3,389.8	$(8,034.8)
Net cash provided by financing activities	$162.7	$1,354.0

        Our operating activities used $4.8 million of cash in the nine months ended September 30, 2007, compared with cash provided of $5.1 million in the first nine months of 2006. In the first nine months of 2007, a net loss of $6.2 million and a net use of cash of approximately $1.6 million for our investment in working capital was offset by $3.0 million in non-cash items, mainly compensation expense associated with stock options. The primary driver for the use of cash in our investment in working capital was a decrease in accrued expenses of $823,900 due primarily to the reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties and an increase in our inventories of $1.3 million primarily for the production of the ADVANCE System. These items were offset by a $933,000 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues.    In the first nine months of 2006, net income of $3.2 million and $3.1 million in non-cash items, mainly compensation expense associated with stock options, were offset by a net use of cash of approximately $1.2 million for our investment in working capital. The primary drivers for the uses of cash in our investment in working capital were an increase in accounts receivable of $3.8 million, excluding the provision for doubtful accounts, due to growth in revenues. Additionally, our inventories increased $134,700, due to the growth in our business and a strategic decision to increase inventory levels from two months to three months of purchases. These items were offset by a $2.1 million increase in accrued expenses, partially attributable to state sales taxes and an increase in deferred revenues and costs of $605,000, attributable to revenue growth.

        As a result of the decline in revenues and increase in expenses, we incurred a net loss in the first nine months of 2007 and we expect to incur net losses for the remainder of 2007. This is expected to have an adverse impact on our cash flows from operating activities for the remainder of 2007.

        Our investing activities provided $3.4 million of cash in the nine months ended September 30, 2007 and used $8.0 million of cash in the first nine months of 2006. In the first nine months of 2007, $29.6 million in investment maturities provided cash which was offset by $26.0 million in investment purchases and $229,000 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products. In the first nine months of 2006, $35.5 million in investment purchases and $395,100 used to fund purchases of fixed assets, primarily computer equipment, were partially offset by $27.8 million in cash provided from investment maturities.

        During the remainder of 2007, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. We do not currently have any significant commitments to purchase capital equipment and we expect that our capital expenditures will be comparable to the level of such expenditures in 2006.

        In connection with our property lease entered into at the beginning of January 2001, we are required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary. The original amount of the letter of credit was $1,860,000. During September 2005, in accordance with the terms of the lease agreement, the amount required under the letter of credit was reduced to $1,430,000. The letter of credit is secured by a certificate of deposit in an amount equal to 102% of the letter of credit, or $1,458,600. The lease expires in March 2009. The certificate of deposit is renewable annually. This amount is classified as restricted cash in the balance sheet.

        Our financing activities provided $162,700 and $1.4 million in the nine months ended September 30, 2007 and 2006, respectively. Cash provided by financing activities in the first nine months of 2007 and 2006 represents the proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options, offset in 2007 by payments on a capital lease.

        During the remainder of 2007, we may fund sales and marketing efforts for the DigiScope and continue our research and development programs, including the ADVANCE System and our neurotherapeutic product, which entered the clinical stage of development in 2007, for the minimally invasive delivery of therapeutic agents to treat neuropathies by both specialist and primary care physicians. We also expect to incur capital expenditures for computer hardware and software to support our business and the additional requirements of our customer base. We also continue to explore investment, licensing and acquisition opportunities that may expand our product offering in the physician office market and in the neurological sector. We believe that the combination of funds available from cash and cash equivalents and funds available from our short-term investments will be adequate to finance our ongoing operations for at least 24 months, including the expenditures described above.

        To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of September 30, 2007, we did not have any off-balance sheet financing arrangements.

New Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.", or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We believe that our adoption of SFAS No. 159 will not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS No. 157. SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for our financial statements issued in 2008; however, earlier application is encouraged. We have not yet determined the impact that the adoption of SFAS No. 157 will have on our financial position, results of operations or its cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", or FIN No. 48, which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN No. 48 requires that management recognize in the Company's financial statements the impact of the tax position if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. The Company adopted the provisions of FIN No. 48 effective January 1, 2007 and such adoption did not have a material effect on the financial statements. See Note 7—Income Taxes—Adoption of FIN No. 48.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Quarterly Report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to accurately predict the size of the market for the NC-stat System; our ability to manage our potential growth; obtaining necessary regulatory approvals, including regulatory approval for the ADVANCE System and the onCall Information System; our reliance on single source third-party manufacturers and suppliers to produce our products; reimbursement by third-party payers to our customers for procedures performed using the NC-stat System and our other products; limitations on the reimbursement for the NC-stat System if the AMA CPT panel renders a decision that the codes for traditional nerve conduction are not applicable to the NC-stat System; compliance with applicable quality control and manufacturing standards; compliance with federal and state laws protecting the confidentiality of patient health information and prohibiting "kickbacks" and false or fraudulent claims or adverse publicity or costs relating to any investigation into our practices under these laws; our ability to retain and recruit key management, scientific and sales personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties; product liability lawsuits or claims that may be brought against us; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses or products; and the other factors described in the section of our Annual Report on Form 10-K titled "Item 1A. Risk Factors," as updated in Part II, Item1A of this Quarterly Report on Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2007. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

        Based upon the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that they believe the our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the issuer's management, including it's principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may periodically make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)
  Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

        As previously disclosed in our Form 10-Q for the quarterly period ended June 30, 2007, in the second quarter of 2006, we received a subpoena from the Office of Inspector General, or OIG, of the Department of Health and Human Services requesting documents from us in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. In addition, on June 21, 2007, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents from us in connection with an investigation by the DOJ. We understand that the DOJ is investigating various aspects of the Company's sales and marketing practices relating to the NC-stat System. We are cooperating with both investigations. We cannot predict the ultimate outcome of these investigations. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter. Any negative findings in this matter could result in fines, penalties, or program exclusions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 1A.    Risk Factors

        There have been no material changes in the risk factors described in "Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2006, except to the extent updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

NEUROMETRIX, INC.
Date: November 8, 2007	By:	/s/ SHAI N. GOZANI, M.D., PH. D. Shai N. Gozani, M.D., Ph. D. Chief Executive Officer and President
Date: November 8, 2007	By:	/s/ W. BRADFORD SMITH W. Bradford Smith Chief Financial Officer

Exhibit Index

3.1	Second Amendment and Restated By-laws (1)
3.2	Amendment No.1 to Second Amendment and Restated By-laws (2)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Incorporated by reference to NeuroMetrix, Inc.'s Registration Statement on Form S-1 (Registration No. 333-115440).

(2)
Incorporated by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on September 17, 2007 (File No. 000-50856).

QuickLinks

NEUROMETRIX, INC. FORM 10-Q INDEX
PART I FINANCIAL INFORMATION
  Item 1. Condensed Financial Statements
NeuroMetrix, Inc. Balance Sheets (Unaudited)
NeuroMetrix, Inc. Statements of Operations (Unaudited)
NeuroMetrix, Inc. Statements of Cash Flows (Unaudited)
NeuroMetrix, Inc. Notes to Unaudited Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
Exhibit Index