Form 10-Q
period 2008-03-31
NeuroMetrix, Inc.
filed 2008-05-12
CIK 1289850

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,690,134 shares of common stock, par value $0.0001 per share, were outstanding as of May 2, 2008.

NEUROMETRIX, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
	(Consolidated)
Assets
Current assets:
Cash and cash equivalents	$10,884,081	$7,097,239
Short-term held-to-maturity investments	15,698,159	22,621,741
Restricted cash	45,000	45,000
Accounts receivable, net of allowance for doubtful accounts of $856,000 and $906,000 at March 31, 2008 and December 31, 2007, respectively	5,322,997	5,731,697
Inventories	5,973,248	5,354,338
Prepaid expenses and other current assets	1,170,180	710,159
Current portion of deferred costs	427,143	464,061

Total current assets	39,520,808	42,024,235
Restricted cash	408,000	1,458,598
Fixed assets, net	2,811,143	2,973,718
Long-term available-for-sale investment	1,843,981	1,058,255
Goodwill	—	5,833,464
Intangible assets, net	4,707,500	2,800,000
Deferred costs	194,748	226,304
Other long-term asset	13,770	—

Total assets	$49,499,950	$56,374,574

Liabilities, Minority Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$2,555,327	$2,627,889
Accrued compensation	2,118,024	2,127,546
Other accrued expenses	2,274,057	2,308,563
Current portion of deferred revenue	1,674,908	1,643,026
Current portion of capital lease obligation	12,900	12,900

Total current liabilities	8,635,216	8,719,924
Deferred revenue	765,369	891,958
Capital lease obligation—net of current portion	15,050	18,275
Other long-term liabilities	—	14,546

Total liabilities	9,415,635	9,644,703

Minority interest	2,073,750	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,690,134 shares issued and outstanding at March 31, 2008 and December 31, 2007	1,369	1,369
Additional paid-in capital	110,882,301	110,235,835
Accumulated deficit	(72,873,105)	(62,065,588)
Accumulated other comprehensive loss	—	(1,441,745)

Total stockholders' equity	38,010,565	46,729,871

Total liabilities, minority interest and stockholders' equity	$49,499,950	$56,374,574

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Consolidated)
Revenues:
Diagnostic device	$749,904	$1,279,204
Biosensor	7,985,787	10,272,778
Other	362,264	205,804

Total revenues	9,097,955	11,757,786
Costs and expenses:
Cost of revenues, excluding amortization	2,496,416	3,094,618
Research and development expenses	1,621,730	1,215,072
Sales and marketing expenses	5,610,248	5,975,938
General and administrative expenses	3,812,370	3,342,218
Charge for impaired goodwill	5,833,464	—
Amortization of intangible assets	192,500	—

Total costs and expenses	19,566,728	13,627,846

Loss from operations	(10,468,773)	(1,870,060)
Loss on available-for-sale investment	(656,019)	—
Interest income	291,025	492,778

Loss before minority interest	(10,833,767)	(1,377,282)
Minority interest	26,250	—

Net loss	$(10,807,517)	$(1,377,282)

Net loss per common share (basic and diluted)	$(0.79)	$(0.11)
Weighted average shares used to compute net loss per common share (basic and diluted)	13,690,134	12,605,431

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
	(Consolidated)
Cash flows for operating activities:
Net loss	$(10,807,517)	$(1,377,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	427,033	111,527
Compensation expense associated with stock options	646,466	567,650
Provision for doubtful accounts	31,956	317,525
Amortization of (discount) premium on investments	(25,820)	16,857
Loss on available-for-sale investment	656,019	—
Charge for impaired goodwill	5,833,464	—
Minority interest	(26,250)	—
Changes in operating assets and liabilities:
Accounts receivable	376,744	665,875
Inventories	(618,910)	(980,838)
Prepaid expenses and other current assets	(460,021)	(201,596)
Other long-term asset	(13,770)	—
Accounts payable	(72,562)	(681,529)
Accrued expenses and compensation	(44,028)	(26,574)
Other long-term liabilities	(14,546)	(14,545)
Deferred revenue and deferred costs	(26,233)	(34,086)

Net cash used in operating activities	(4,137,975)	(1,637,016)
Cash flows from investing activities:
Purchases of investments	(1,050,598)	(10,393,381)
Maturities of investments	8,000,000	10,995,712
Purchases of fixed assets	(71,958)	(77,297)
Release of restricted cash	1,050,598	—

Net cash provided by investing activities	7,928,042	525,034
Cash flow for financing activities:
Proceeds from exercise of stock options	—	18,360
Payments on capital lease	(3,225)	—

Net cash provided by (used in) financing activities	(3,225)	18,360
Net increase (decrease) in cash and cash equivalents	3,786,842	(1,093,622)
Cash and cash equivalents, beginning of period	7,097,239	7,909,778

Cash and cash equivalents, end of period	$10,884,081	$6,816,156

Supplemental disclosure of non-cash investing activities:
Contribution of intangible asset to joint venture by Cyberkinetics	$2,100,000	$—

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

1. Business and Basis of Presentation

Business

        NeuroMetrix, Inc. (the "Company"), a Delaware corporation, was founded in June 1996. The Company designs, develops and markets proprietary medical devices used to help physicians assess and treat conditions of the nervous system such as neuropathies, which involve the peripheral nerves and parts of the spine, and neurovascular conditions such as diabetic retinopathy. The Company also develops medical devices designed to be used to provide regional anesthesia and pain control. The Company's focus to date has been on products that help physicians with the assessment of neuropathies and neurovascular conditions. The Company has three products cleared by the United States Food and Drug Administration ("FDA"), two of which are currently being marketed to physicians and clinics, including the NC-stat System for the assessment of neuropathies and the DigiScope for the detection of eye disorders such as diabetic retinopathy. A third product, the ADVANCE System, a traditional nerve conduction system for the assessment of neuropathies, received 510(k) clearance from the FDA in April 2008. This determination allows the Company to market the ADVANCE System in the United States. The Company operates in one business segment.

        On December 26, 2007, the Company acquired substantially all of the assets of EyeTel Imaging, Inc. ("EyeTel") for an aggregate purchase price of 1,050,297 shares of the Company's common stock valued at $9.8 million, $175,000 in cash, and $150,000 in acquisition costs for total consideration of $10.1 million. The Company also assumed certain specified liabilities totaling approximately $804,900. EyeTel was engaged in the design, development, and commercialization of proprietary medical devices, including the DigiScope. The Company had previously entered into an exclusive licensing agreement with EyeTel pursuant to which the Company had sales and marketing rights to the DigiScope in the primary diabetes care physician market. The acquisition is intended to further diversify the Company's proprietary medical device product offering and expand sales into additional markets such as the optometry market.

        In February 2008, the Company and Cyberkinetics Neurotechnology Systems, Inc., ("Cyberkinetics") formed PNIR (Peripheral Nerve Injury Repair) LLC, ("PNIR"), a joint venture incorporated in Delaware, and entered into a Collaboration Agreement and Operating Agreement to develop and commercialize products for the treatment of peripheral nerve injury. The joint venture is initially 50% owned by the Company and 50% owned by Cyberkinetics. Under the terms of the joint venture, the Company has agreed to fund the initial $2.0 million in product development costs and the Company and Cyberkinetics have agreed to share equally in all costs in excess of the initial $2.0 million. Cyberkinetics has contributed technology, know-how and intellectual property, primarily relating to their Andara™ OFS™ (Oscillating Field Stimulator), ("Andara OFS") technology, to the joint venture.

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

        Prior to the formation of the joint venture, in November 2007, the Company made an investment of $2.5 million for the purchase of approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. The Company also received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant is exercisable at $0.46

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

1. Business and Basis of Presentation (Continued)

per share and has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of a Humanitarian Device Exemption ("HDE") filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008. (See Note 2.)

        The accompanying unaudited consolidated balance sheet as of March 31, 2008, unaudited statements of operations for the three month periods ended March 31, 2008 (consolidated) and 2007 and the unaudited statements of cash flows for the three month periods ended March 31, 2008 (consolidated) and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2007 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Principles of Consolidation

        The consolidated financial statements as of and for the three months ended March 31, 2008 reflect the Company's financial statements and those of PNIR, a joint venture with Cyberkinetics. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, ("FIN 46(R)"), the Company consolidates variable interest entities in which the Company is the primary beneficiary. For such consolidated entities in which the Company owns less than a 100% interest, the Company records minority interest in its consolidated statements of operations for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

        In December 2007, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect financial statement presentation of minority interests in its consolidated subsidiaries. SFAS

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

1. Business and Basis of Presentation (Continued)

No. 160 also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS No. 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No.160 and, except for certain reclassifications required upon adoption of SFAS No. 160 and subject to change in ownership of the joint venture, if any, does not expect the adoption of SFAS No. 160 to have a material impact to its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to measure at fair value any additional assets or liabilities that are not already measured at fair value under existing standards. The adoption of SFAS No. 159 did not have a material impact on its financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for assets and liabilities as of January 1, 2008. In February 2008, the FASB issued FASB Statement of Position, ("FSP") No. 157-2 "Partial Deferral of the Effective Date of Statement 157," ("FSP No. 157-2"), which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company's financial position, results of operations or its cash flows. (See Note 10.)

2. Comprehensive Loss

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. In November 2007, the Company made an investment of $2.5 million in shares of Cyberkinetics common stock and is accounting for this investment as an available-for-sale security under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2007, the Company recorded $1.4 million as a temporary impairment within other comprehensive income. For the three months ended March 31, 2008, the Company reassessed its investment in Cyberkinetics and, based on the outlook for Cyberkinetics and the period

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

2. Comprehensive Loss (Continued)

of time that the common stock of Cyberkinetics has traded below the price paid by the Company for its investment, has recognized a $656,019 loss due to an impairment in the value of the investment that the Company determined was other-than-temporary.

	Three Months Ended
	March 31, 2008	March 31, 2007
Comprehensive loss:
Net loss	$(10,807,517)	$(1,377,282)
Other comprehensive income:
Unrealized gain on available-for-sale investment arising during the period	785,726	—
Reclassification adjustment for recognized loss included in net earnings	656,019	—

Other comprehensive income	1,441,745	—

Comprehensive loss	$(9,365,772)	$(1,377,282)

        The Company may record future losses on its Cyberkinetics investment if there is not an improvement in the Cyberkinetics outlook or if their common stock price declines further.

3. Net Loss Per Common Share

        The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method).

        The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended
	March 31, 2008	March 31, 2007
Options outstanding	1,802,742	1,872,323

4. Inventories

        Inventories consist of the following:

	March 31, 2008	December 31, 2007
Purchased components	$1,137,950	$1,216,758
Finished goods	4,835,298	4,137,580

	$5,973,248	$5,354,338

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

5. Acquisition

        On December 26, 2007, the Company acquired substantially all of the assets of EyeTel for an aggregate purchase price of 1,050,297 shares of the Company's common stock valued at $9.8 million, $175,000 in cash, and $150,000 in acquisition costs for a total consideration of $10.1 million. The Company also assumed certain specified liabilities totaling $804,900. EyeTel was engaged in the design, development, and commercialization of proprietary medical devices, including the DigiScope, a device that helps physicians detect eye disorders such as diabetic retinopathy, the leading cause of blindness in patients with diabetes. The Company had previously entered into an exclusive licensing agreement with EyeTel pursuant to which the Company had sales and marketing rights to the DigiScope in the primary diabetes care physician market. The acquisition is intended to further diversify the Company's proprietary medical device product offering and expand sales into additional markets such as the optometry market.

Pro Forma Financial Summary (Unaudited)

        The following pro forma financial summary is presented as if the acquisition of EyeTel was completed as of the beginning of 2007. The pro forma combined results are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities.

Pro Forma Results Three Months Ended March 31, 2007
Total revenues	$11,826,349

Net loss	$(3,381,234)

Net loss per common share (basic and diluted):	$(0.25)

Weighted average shares used to compute net loss per common share (basic and diluted):	13,655,728

6. Goodwill and Intangible Assets

Goodwill

        As a result of the acquisition of substantially all of the assets of EyeTel on December 26, 2007, the Company recorded approximately $5.8 million of goodwill on its balance sheet at December 31, 2007. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company is required to assess the realizability of goodwill annually, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The operations of EyeTel were incorporated into the Company's one segment and the Company determined that it is comprised of a single reporting unit for goodwill impairment testing. Subsequent to the American Medical Association ("AMA") CPT Editorial Panel ("CPT Panel") meeting in February 2008, the Company's common stock price declined significantly such that as of March 31, 2008, the Company's publicly traded market value was below its net book value. Based on this, the Company determined that an interim goodwill impairment test was required. As the net book value of the Company's assets exceeded the enterprise value, the Company performed step two of its SFAS No. 142 impairment test in which it assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including its recently acquired EyeTel and PNIR intangible assets. The

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

6. Goodwill and Intangible Assets (Continued)

Company determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, the Company recorded a charge of $5.8 million to write off goodwill during the three months ended March 31, 2008.

Intangible Assets

        Intangible assets at March 31, 2008 and December 31, 2007 included $2.8 million of gross intangible assets representing the fair value of technology and intellectual property resulting from the Company's December 26, 2007 acquisition of substantially all of the assets of EyeTel and $2.1 million of gross intangible assets representing the value of the contribution of technology and intellectual property by Cyberkinetics upon the formation of PNIR. (See Note 1.) Accumulated amortization of intangible assets at March 31, 2008 and December 31, 2007 was $192,500 and $0, respectively.

        The Company amortizes its intangible assets using the straight-line method over their estimated economic lives, which is estimated to be five years.

        The estimated future amortization expense for intangible assets for the remainder of 2008, the four succeeding fiscal years and thereafter is as follows:

Estimated Amortization Expense
2008 (remaining nine months)	$735,000
2009	980,000
2010	980,000
2011	980,000
2012	980,000
Thereafter	52,500

        If there are events that suggest the Company's ability to recover the carrying value of long lived assets is in doubt, the Company may be required to perform future impairment tests of long lived assets under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Impairment charges, if any, could be material to the Company's results of operations and financial condition.

7. Long-Term Available-For-Sale Investment

        In November 2007, the Company made an investment of $2.5 million for the purchase of approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of the Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. The Company also received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant is exercisable at $0.46 per share and has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of an HDE filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008.

        The Company accounts for the investment in Cyberkinetics as an available-for-sale investment and reviews the carrying value of this investment quarterly to determine whether an other than temporary decline in market value exists. The Company marked this investment to market as of March 31, 2008 and recognized a $656,019 loss because the decline in the value of this investment was considered

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

7. Long-Term Available-For-Sale Investment (Continued)

other-than-temporary. The Company considered factors such as the length of time the value of the investment has been below its original purchase price, the financial condition of the investee and near-term prospects for the investee's recovery to original purchase price and the Company's intent with regard to the underlying investment.

8. Other Balance Sheet Items

        Other accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
Professional services	$674,985	$706,952
Sales taxes	433,880	489,555
Other	1,165,192	1,112,056

	$2,274,057	$2,308,563

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

        The following is a rollforward of the Company's accrued warranty liability for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
Balance at beginning of period	$251,948	$231,725
Accrual for warranties	181,043	185,288
Settlements made	(180,525)	(164,755)

Balance at end of period	$252,466	$252,258

9. Joint Venture with Cyberkinetics

        In February 2008, the Company and Cyberkinetics formed PNIR and entered into a Collaboration Agreement and Operating Agreement to develop and commercialize products for the treatment of peripheral nerve injury. The joint venture is initially 50% owned by the Company and 50% owned by Cyberkinetics. Under the terms of the joint venture, the Company has agreed to fund the initial $2.0 million in product development costs and the Company and Cyberkinetics will share equally in all costs in excess of the initial $2.0 million. Cyberkinetics has contributed technology, know-how and intellectual property, primarily relating to their Andara OFS technology, to the joint venture.

        The Company obtained sales and marketing rights and Cyberkinetics obtained commercial manufacturing rights to any products commercialized under the joint venture. Each party will charge

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

9. Joint Venture with Cyberkinetics (Continued)

the joint venture at cost for all expenses incurred in connection with their respective commercialization activities. Profits and losses realized from the joint venture will be split equally between the Company and Cyberkinetics based on the initial ownership percentage.

        The joint venture is considered to be a variable interest entity under the provisions of FIN 46(R). The Company has determined that it is the primary beneficiary based on a review of the relative economic risks of the two parties to the joint venture. As a result, the Company has consolidated the joint venture as of March 31, 2008 and recorded the $2.1 million contribution of technology and intellectual property by Cyberkinetics to intangible assets and a minority interest of $2.1 million at that date. The fair value of the intangible assets was determined primarily by an assessment made by the Company's management applying the income approach and a relief from royalty approach.

10. Commitments and Contingencies

Cyberkinetics

        In connection with the Company's investment in Cyberkinetics, the Company received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant, exercisable at $0.46 per share, or approximately $1.25 million, has a term of five years, and is required to be exercised if Cyberkinetics receives FDA approval of an HDE filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008.

        In February 2008, the Company entered into a Collaboration Agreement and Operating Agreement with Cyberkinetics to develop and commercialize products for the treatment of peripheral nerve injury and formed PNIR, a joint venture with initial ownership of 50% held by the Company and 50% held by Cyberkinetics. Under the terms of the joint venture, the Company has agreed to fund the initial $2.0 million in product development costs and has agreed to share equally in all costs in excess of the initial $2.0 million. Cyberkinetics has contributed technology, know-how and intellectual property, primarily relating to their Andara OFS technology, to the joint venture.

Operating Lease

        In February 2008, the Company amended the Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space. The amendment extends the term of the lease, previously scheduled to expire on March 31, 2009, through March 31, 2013. Base rent for the period April 2009 through March 2013 will be reduced from the current level of $930,000 annually to a range of $675,000 to $765,000 annually. This amendment also provides the Company reimbursement from Fourth Avenue LLC for certain improvements and renovations to the facility up to a maximum of $240,000.

        In connection with the amendment of the lease, the amount of the irrevocable letter of credit required to be maintained by the Company for the benefit of the lessor was reduced from $1,430,000 to $400,000. The letter of credit must be secured by a certificate of deposit in an amount equal to 102% of the letter of credit as security.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Future minimum lease payments under noncancelable operating leases as of March 31, 2008 are as follows:

2008 (remaining nine months)	$697,500
2009	738,750
2010	697,500
2011	727,500
2012	757,500
thereafter	191,250

Total minimum lease payments	$3,810,000

11. Fair Value Measurements

        The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. In accordance with the provisions of FSP No. 157-2, the Company elected to defer implementation of SFAS No. 157 as it related to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. The Company is evaluating the impact, if any, that SFAS No. 157 will have on our non-financial assets and liabilities.

        The adoption of SFAS No. 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually was not material to the Company's financial position, results of operations or its cash flows for the period ended March 31, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company's own market assumptions. Once inputs have been characterized, SFAS No. 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use at pricing the asset or liability.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        The following table provides fair value measurement information for the Company's major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$9,439,634	$9,439,634	$—	$—
Long-term available-for-sale investment	1,843,981	1,843,981	—	—

Total	$11,283,615	$11,283,615	$—	$—

        As of March 31, 2008, the Company's long-term investment consisted of its investment in Cyberkinetics, a publicly traded security whose fair value is readily determinable.

12. Legal Matters

        In March and April 2008, a series of purported securities class action lawsuits were filed against the Company and certain of its current and former executive officers and directors alleging, among other things, that the Company violated the federal securities laws and other laws by allegedly making material false and misleading statements for various periods from August 2004 through the present and failing to disclose material information to the investing public. The Company believes that the claims in the cases are without merit and will vigorously contest these lawsuits.

        In the second quarter of 2006, the Company received a subpoena from the Office of Inspector General ("OIG"), of the Department of Health and Human Services requesting documents in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. In addition, on June 21, 2007, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents in connection with an investigation by the United States Department of Justice ("DOJ"). The DOJ is investigating various aspects of the Company's practices relating to the NC-stat System, including sales and marketing practices. The Company is cooperating with both investigations. During 2007, the Company formed a Special Committee of its Board of Directors to provide oversight of an ongoing independent review of the Company's sales and marketing practices and of the Company's continuing cooperation with the DOJ and OIG investigations. The Company cannot predict the ultimate outcome of these investigations. The Company is unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter. Any negative findings in this matter could result in fines, penalties, or program exclusions, which could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

13. Subsequent Event

        In May 2008, the Company implemented a plan to reduce the size of its direct sales force and to take certain other actions to reduce its operating expenses, largely as a result of a decline in revenues. These actions are expected to affect 24 positions, primarily in sales. The total cost associated with these actions, including severance and benefit costs, is expected to be approximately $285,000, substantially all of which will be paid in cash and recorded during May 2008.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements." Unless the content otherwise requires, all references to "we", "us", "the Company" or NeuroMetrix" in this Quarterly Report on Form 10-Q refers to NeuroMetrix, Inc.

Overview

        NeuroMetrix was founded in June 1996. We design, develop and market proprietary medical devices to help physicians assess and treat conditions of the nervous system, such as neuropathies, which involve the peripheral nerves and parts of the spine, and neurovascular conditions such as diabetic retinopathy. We also develop medical devices designed to be used to provide regional anesthesia and pain control. Our focus to date has been on products that help physicians with the assessment of neuropathies and neurovascular conditions. We have three products cleared by the United States Food and Drug Administration, or FDA, two that are currently being marketed to physicians and clinics, including the NC-stat System for the assessment of neuropathies and the DigiScope for the detection of eye disorders such as diabetic retinopathy. A third product, the ADVANCE System, a traditional nerve conduction system for the assessment of neuropathies, received 510(k) clearance from the FDA in April 2008. This determination by the FDA allows us to market the ADVANCE System in the United States.

        We believe that our neuropathy evaluation system, the NC-stat System, can improve the quality and efficiency of patient care by offering all physicians the ability to assess patients with neuropathies at the point-of-service, that is, in the physician's office at the time the patient is examined, resulting in earlier and more accurate detection, greater patient comfort and convenience, and, potentially improved clinical and economic outcomes. The NC-stat System is comprised of: (1) disposable single use NC-stat biosensors that are placed on the patient's body, (2) the NC-stat monitor and related components and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. The NC-stat System has been on the market since May 1999 and is used in over 5,500 physician's offices and clinics in the United States. Over 1.0 million patients have had nerve conduction tests performed using the NC-stat System. Substantially all of our revenues to date have been derived from sales of the NC-stat System. The ADVANCE System, recently cleared by the FDA for marketing in the United States, is a system for the performance of traditional nerve conduction studies and invasive electromyography procedures. Presuming it is successfully commercialized, the ADVANCE System is expected to provide physicians with additional clinical functionality and is expected to be marketed to specialists, such as neurologists, as well as other physicians.

Acquisition

        On December 26, 2007, we acquired substantially all of the assets of EyeTel Imaging, Inc., or EyeTel, and their product, the DigiScope, a product used for the detection of eye disorders such as diabetic retinopathy, for 1,050,297 shares of common stock valued at $9.8 million, $175,000 in cash and $150,000 of acquisition costs for total consideration of $10.1 million. The Company also assumed certain liabilities of approximately $804,900.

        Neurovascular disease includes conditions such as retinopathy, an eye disease prevalent in patients with diabetes. The DigiScope is marketed to the primary diabetes care physician office market and the optometry market. Prior to the acquisition of substantially all of the assets of EyeTel, we had been marketing the DigiScope to the primary diabetes care physician office market through an exclusive sales and marketing license with EyeTel. The DigiScope allows physicians to detect diabetic retinopathy and refer patients to an eye specialist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association, or ADA, that all patients with diabetes receive an annual dilated eye examination to monitor vision. According to the ADA, there are approximately 21.0 million people in the United States with diabetes and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope in primary diabetes care physician offices and optometry clinics could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes and improved clinical outcomes.

Corporate Collaborations

        In November 2007, we made an investment of $2.5 million for the purchase of approximately 5.4 million shares of common stock of Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, representing approximately 13% of the Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. We also received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant is exercisable at $0.46 per share and has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of a Humanitarian Device Exemption, or HDE, filing for the Andara™ Oscillating Field Stimulator™, or Andara OFS, device for acute spinal cord injuries by December 31, 2008. In addition, we received a seat on the Cyberkinetics Board of Directors. Dr. Shai Gozani M.D. Ph.D., our Chief Executive Officer and President, has been named as our initial designee.

        In connection with the investment in Cyberkinetics, we also received certain rights, including a right of first negotiation for the acquisition of Cyberkinetics and a right of first negotiation for the commercialization of the Andara OFS device for the treatment of acute spinal cord injuries. This right of first negotiation for the acquisition of the Cyberkinetics has expired.

        In February 2008, we entered into a Collaboration Agreement and Operating Agreement with Cyberkinetics to develop and commercialize products for the treatment of peripheral nerve injury and formed PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, a joint venture with initial ownership of 50% held by us and 50% held by Cyberkinetics. The financial statements of PNIR are consolidated in our financial statements in accordance with Financial Accounting Standards Board, or FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, or FIN 46(R). (See Note 1.)

Business Climate

        We derive the majority of our revenues from the sale of NC-stat biosensors, monitors and docking stations directly to end users, which are generally physician practice groups. Our NC-stat biosensors are disposable products that are used once and inactivated after use. The NC-stat monitor is an electronic instrument that is used with the NC-stat biosensors to perform nerve conduction studies for the purpose of diagnosing neuropathies. The NC-stat monitor displays the results of nerve conduction studies on a LCD screen immediately at the conclusion of each study. The NC-stat docking station is an optional device that is used to transmit to the onCall Information System data generated by a nerve conduction study performed with the NC-stat monitor. The onCall Information System automatically formulates the data it receives for each test into a detailed report that is provided to the customer through facsimile or e-mail.

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

        Our revenues declined to $9.1 million for the three months ended March 31, 2008, compared to $11.8 million for the same period in 2007. Additionally, we incurred a net loss of $10.8 million for the three months ended March 31, 2008, which included a $5.8 million goodwill impairment charge described in further detail below, compared to a net loss of $1.4 million for the same period in 2007. We believe that the decline in our revenues has been caused primarily by the current environment relating to the reimbursement by third-party payers of nerve conduction studies performed using the NC-stat System, and we expect that our revenues will continue to be adversely affected by the uncertainty regarding reimbursement and by the outcome of the American Medical Association, or AMA, CPT Editorial Panel, or CPT Panel, meetings to review the reimbursement coding for nerve conduction studies.

        Significant developments impacting and relating to our financial condition and results of operations as of and for the three months ended March 31, 2008 and expected to impact future periods include:

  •
  the impact of reimbursement developments relating to nerve conduction studies on our revenues as described below, including the outcome of the AMA CPT Panel meetings and the material and adverse impact the potential issuance of a Category III CPT code by the AMA is likely to have on our revenues and operating results;

  •
  expanded sales and marketing efforts for the DigiScope as a result of the acquisition of substantially all of the assets of EyeTel and the broader market opportunity we can now address including the optometry market. We expect to continue to increase revenues from the DigiScope and we expect that the gross margin on DigiScope revenues will improve compared with the level of gross margin on DigiScope revenues reported in 2007, due to our acquisition and the elimination of the amounts we were previously remitting to EyeTel;

  •
  increased capital expenditures relating to purchases of DigiScope units, resulting from the acquisition of substantially all of the assets and the assumption of certain liabilities of EyeTel and our responsibility for all DigiScope units produced by our third party manufacturer;

  •
  our plans to reduce the size of the direct sales force and take certain other actions to reduce our operating expenses, largely as a result of a decline in revenues we have experienced, by approximately $5.0 million on an annualized basis;

  •
  our decision to terminate the relationships with our independent sales agencies in the second half of 2007, which we believe has adversely impacted our revenues, but is expected to reduce sales and marketing expenses in 2008 as a result of the elimination of commissions on recurring revenues from accounts originally sourced through our independent sales agencies. Total commissions relating to independent sales agencies were $44,000 and $953,800 for the three months ended March 31, 2008 and 2007, respectively;

  •
  the recent 510(k) clearance by the FDA of the ADVANCE System, a system for the performance of traditional nerve conduction studies and electromyography procedures, for which we have invested approximately $3.0 million in inventories as of March 31, 2008, and which we expect to start marketing to specialists and other physicians in the United States in the second quarter of 2008;

  •
  the government investigations by the Office of Inspector General, or OIG, of the Department of Health and Human Services and the U.S. Department of Justice, or DOJ, that we are subject to,

    which resulted in significantly increased legal expenses in 2007 and in the first quarter of 2008. We cannot predict the potential impact of these investigations on our financial condition or financial results in 2008;

  •
  continued progress with our product in development, referred to as the NAVIGATOR System, a device designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control and the treatment of focal neuropathies such as carpal tunnel syndrome. We expect to file a 510(k) application for the NAVIGATOR System with the FDA in the second half of 2008. We continue to invest resources on the development of this product; and

  •
  the investment we made in Cyberkinetics in the fourth quarter of 2007, which included the purchase of $2.5 million of Cyberkinetics common stock and the receipt of a warrant to purchase an additional $1.25 million of Cyberkinetics common stock that we must exercise in certain circumstances, as well as the joint venture we have entered into with Cyberkinetics for the development of a treatment for peripheral nerve injury, for which we have committed to fund the first $2.0 million in development expenses and 50% of any development costs exceeding the initial $2.0 million.

        Reimbursement from third-party payers is an important element of success for medical products companies. As our presence in the market over the last several years has expanded and the use of the NC-stat System has increased, we have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using our products and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. A number of third-party payers, including commercial payers, have taken and may continue to take the position of not reimbursing our customers for their use of the NC-stat System.

        During the second half of 2006 and in 2007, several local Medicare carriers issued draft local coverage determinations, or LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing Current Procedural Terminology, or CPT, codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by the Center for Medicaid and Medicare Services but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. Currently, there are four local Medicare carriers with final LCDs which address coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. One additional Medicare carrier, which had previously issued a final LCD, reversed their position effective June 30, 2007. In certain regions impacted by these reimbursement decisions, our customers have experienced lower levels of reimbursement and higher levels of claims denials. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may continue to limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability.

        The AMA formed a work group in early 2007 to examine the reimbursement coding of nerve conduction studies and nerve conduction equipment, including the NC-stat System. The findings of this work group were presented to the AMA CPT Panel at a meeting in February 2008. During the CPT Panel meeting, several proposals for new Category I CPT codes, which generally are included in the Medicare physician fee schedule and are assigned specified reimbursement values, were presented by the chairpersons of the work group and were supported by several physician societies. In spite of this, the only proposal voted on was for the creation of a new Category III CPT code, which generally would not be included on the Medicare physician fee schedule and would not generally have an assigned reimbursement value. At this meeting, we believe that the CPT Panel approved a new Category III CPT Code for nerve conduction studies performed using equipment with certain automated features such as the NC-stat System. Unless we are able to successfully challenge this decision, a new Category III CPT Code would likely be published in July 2008 and become effective in January 2009. In the event that a Category III CPT code is published which describes nerve conduction studies performed with the NC-stat System, it would likely result in limited Medicare reimbursement for such studies as a result of the potential that no specified reimbursement values would be assigned to these codes. This would also likely adversely impact reimbursement by other third party payers and would have an adverse and material impact on our revenues and results of operations.

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

        Additionally, a significant number of commercial payers, including the majority of regional Blue Cross Blue Shield carriers, and other major private payers, have adopted policies indicating that they will not provide reimbursement for the use of the NC-stat System. These commercial payers have cited various reasons for their reimbursement policies, including, among others, that the NC-stat System is experimental and investigational. We are in the process of communicating with these payers directly, through our customers or through our network of reimbursement consultants, to attempt to address their concerns. Third-party payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. We believe these requirements are negatively impacting the use of the NC-stat System by existing customers and our sales to new customers, both of which are having an adverse impact on our revenues.

        Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for the NC-stat System and could have the impact of deterring usage by our customers which could have an adverse impact on our revenues.

        We recently received 510(k) clearance from the FDA for the marketing in the United States of the ADVANCE System, a system for the performance of traditional nerve conduction studies and invasive electromyography procedures. The ADVANCE System was cleared by the FDA with the primary predicate, or comparable, device being the Keypoint device originally manufactured and marketed by Medtronic, Inc. to neurologists and physical medicine and rehabilitation physicians for the performance of nerve conduction studies and invasive electromyography procedures. The ADVANCE System is a traditional system that supports nerve conduction testing with any electrode methodology, real-time waveform review and cursor editing, invasive electromyography procedures and traditional reports with the results of the testing. We plan to market the ADVANCE System to specialists such as neurologists and to other physicians starting in the second quarter of 2008.

        We believe that eye scans performed using the DigiScope are being reimbursed by the majority of third-party payers. Many commercial payers have policies in place providing for reimbursement for the use of the DigiScope and many of these payers have published favorable articles about the DigiScope in their newsletters. However, several Medicare carriers have issued draft LCDs and coding articles that require a diagnosis of pre-existing retinal disease and/or will only reimburse for fundus photography, a highly specialized form of medical imaging, when performed in conjunction with an eye examination performed by an eye specialist. There are no assurances that other Medicare carriers will not issue similar draft LCDs, final LCDs or coding articles restricting the reimbursement for the use of the DigiScope. We believe that eye examinations performed on patients covered by Medicare represented less than 25% of our DigiScope revenues in 2007. However, the restrictions on reimbursement by Medicare carriers could have an adverse impact on our ability to grow our DigiScope revenues in future periods. In 2007, we launched the DigiScope into the optometry market and tests performed by optometrists may include screens that are paid for out of pocket by patients and full medical tests which are submitted to third-party payers for reimbursement.

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

        Our strategy of utilizing independent sales agencies had been effective historically, but we experienced a significant decline in the percentage of new customers being sourced through our independent sales agency network in the first half of 2007. As a result, consistent with our long term business objectives, in the second half of 2007, we made a decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force, which, as of March 31, 2008, was comprised of approximately 50 regional sales managers, five regional sales directors and one national sales director. We believe the decision to terminate the independent sales agency relationships may have contributed to these declines and could potentially have an adverse impact on our revenues and our ability to secure new customers in future periods as well.

        We plan to reduce the size of our direct sales force in the second quarter of 2008 to a total of 34 positions, including 30 regional sales managers and four regional sales directors, from the current level of 54 positions. We are taking this action to reduce our sales and marketing expenses as a result of the decline in revenues we have experienced and due to our expectation that there will be further declines in revenue over the next several quarters. We believe that this action will result in a charge for severance and benefit costs of approximately $285,000 in the second quarter of 2008 and a reduction of approximately $5.0 million in operating expenses on an annualized basis. Our direct sales force will be focused on sales of our nerve conduction systems, including the ADVANCE System and the NC-stat System, on sales of the DigiScope and on account management of our existing customer base.

Business Focus

        Our long-term financial objectives are to grow our business through the sale of proprietary medical devices and to achieve and sustain profitability. We expect to achieve these objectives through sales of the ADVANCE System, the NC-stat System, the DigiScope and additional products that may be commercialized to help physicians assess and treat the nervous system conditions, including neuropathies, and neurovascular conditions and products designed to provide regional anesthesia and pain control. However, during 2008 our revenues are likely to continue to decline and we are likely to continue to incur losses as a result of the reimbursement and other issues we are currently facing. Our efforts in 2008 will focus on (1) efforts to manage the reimbursement challenges related to nerve conduction studies performed using automated equipment such as the NC-stat System, (2) sales of the ADVANCE System and the NC-stat System, (3) sales and marketing of the DigiScope for the detection of diabetic retinopathy, including a market expansion into optometry clinics, (4) seeking regulatory clearance from the FDA for portions of the onCall Information System, (5) cooperating with, and working to resolve, the government investigations of which we are subject and (6) our ongoing research and development programs, including NAVIGATOR, and a peripheral nerve injury product being jointly developed with Cyberkinetics.

        Our launch of the ADVANCE System is expected to take place in the second quarter of 2008 since 510(k) clearance for marketing in the United States has been received from the FDA. During the fourth quarter of 2006, at the request of the FDA, we submitted a 510(k) filing relating to the onCall Information System which is currently in use; the 510(k) is still pending before the FDA. If 510(k) clearance for the portions of the onCall Information System that are under review is not obtained, it may require additional product development and potential changes in the configuration of the NC-stat System and onCall Information System, which may make the NC-stat System more difficult to use by physicians.

        With respect to our research and development programs, during 2008 we expect to continue efforts to develop new consumables, on improvements to and accessories for our existing products, on the development of NAVIGATOR, for which we anticipate filing a 510(k) application with the FDA in the second half of 2008, and on a product for the treatment of peripheral nerve injury in collaboration with Cyberkinetics.

Results of Operations

        The following table presents certain statement of operations information stated as a percentage of total revenues:

	Three Months Ended March 31,
	2008	2007
Revenues:
Diagnostic device	8.2%	10.9%
Biosensor	87.8	87.4
Other	4.0	1.8

Total revenues	100.0	100.0
Costs and expenses:
Cost of revenues, excluding amortization	27.4	26.3
Research and development expenses	17.8	10.3
Sales and marketing expenses	61.7	50.8
General and administrative expenses	41.9	28.4
Charge for impaired goodwill	64.1	—
Amortization of intangible assets	2.1	—

Total costs and expenses	215.1	115.9

Loss from operations	(115.1)	(15.9)
Loss on available-for-sale investment	(7.2)	—
Interest income	3.2	4.2

Loss before minority interest	(119.1)	(11.7)
Minority interest	0.3	—

Net loss	(118.8)%	(11.7)%

Comparison of Three Months Ended March 31, 2008 and March 31, 2007

        The following tables present a breakdown of our customers, biosensor units used, revenues, costs and expenses and net loss:

	12-Month Period Ended March 31,
				% Change
	2008	2007	Change
Customers	5,575	5,211	364	7.0%

	Three Months Ended March 31,
				% Change
	2008	2007	Change
Biosensor units used	225,400	293,200	(67,800)	(23.1)%

	Three Months Ended March 31,
				% Change
	2008	2007	Change
	($ in thousands, except for percentage data)
Revenues:
Diagnostic device	$749.9	$1,279.2	$(529.3)	(41.4)%
Biosensor	7,985.8	10,272.8	(2,287.0)	(22.3)
Other	362.3	205.8	156.5	76.0

Total revenues	9,098.0	11,757.8	(2,659.8)	(22.6)
Costs and expenses:
Cost of diagnostic device revenues	207.9	230.5	(22.6)	(9.8)
Cost of biosensor revenues	2,108.0	2,695.7	(587.7)	(21.8)
Cost of other revenues	180.5	168.4	12.1	7.2
Research and development expenses	1,621.7	1,215.1	406.7	33.5
Sales and marketing expenses	5,610.2	5,975.9	(365.7)	(6.1)
General and administrative expenses	3,812.4	3,342.2	470.2	14.1
Charge for impaired goodwill	5,833.5	—	5,833.5	NA
Amortization of intangible assets	192.5	—	192.5	NA

Total costs and expenses	19,566.7	13,627.8	5,938.9	43.6

Loss from operations	(10,468.8)	(1,870.1)	(8,598.7)	459.8
Loss on available-for-sale investment	(656.0)	—	(656.0)	NA
Interest income	291.0	492.8	(201.8)	(40.9)

Loss before minority interest	(10,833.8)	(1,377.3)	(9,456.5)	686.6
Minority interest	26.3	—	26.3	NA

Net loss	$(10,807.5)	$(1,377.3)	$(9,430.2)	684.7%

Revenues:

        Diagnostic device revenues were $749,900 and $1.3 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of $529,300, or 41.4%. This decrease is primarily attributable to a lower number of units sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Diagnostic device revenues accounted for 8.2% and 10.9% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

        Biosensor revenues were $8.0 million and $10.3 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of $2.3 million, or 22.3%. This decrease is attributable to lower sales of biosensors, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Biosensor revenues accounted for 87.8% and 87.4% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.

        Our customers used 225,400 biosensors and 293,200 biosensors in the three months ended March 31, 2008 and 2007, respectively, a decrease of 67,800 biosensors, or 23.1%. This decrease in biosensor usage is primarily the result of a decline in the average usage per customer partially offset by an increase in our customer base. During the 12-month period ending March 31, 2008, a total of 5,575 customers used our NC-stat System compared to 5,211 customers for the same period ending March 31, 2007. This represents a 7.0% year-over-year increase in the number of customers that used our NC-stat System. The average usage per account declined to 40 biosensors per quarter for the quarter ended March 31, 2008 from 56 biosensors per quarter for the quarter ended March 31, 2007.

        Other revenues, which are attributable to the DigiScope, were $362,300 and $205,800 for the three months ended March 31, 2008 and 2007, respectively, an increase of $156,500, or 76.0%. The increase is primarily attributable to an increase in the number of DigiScopes placed in service. On December 26, 2007, we acquired substantially all of the assets of EyeTel, including the rights to the DigiScope. Prior to the acquisition, we had been selling the DigiScope under an exclusive sales and marketing license agreement entered into with EyeTel in October 2006 and had launched our sales and marketing efforts during the first quarter of 2007. Revenues associated with the DigiScope are derived through: (1) eye scan fees; (2) monthly rental fees and (3) installation and training fees.

        Our total revenues were $9.1 million and $11.8 million for the three months ended March 31, 2008 and 2007, respectively, a decrease of $2.7 million, or 22.6%. The decline in our total revenues is attributable to the lower number of NC-stat Systems and biosensors sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for nerve conduction studies performed with the NC-stat System.

        We anticipate that revenues for the remainder of 2008 will continue to decline. In the first quarter of 2008, we experienced a decline in revenues of 9.9% from the fourth quarter of 2007, which we believe primarily resulted from the uncertainty and adverse developments created by the issuance of policies addressing reimbursement for nerve conduction studies issued by certain Medicare carriers and commercial payers intended to deter usage or limit the reimbursement for the NC-stat System. These developments and other future reimbursement decisions, including the potential issuance of a Category III CPT code by the AMA CPT Panel, could continue to adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues for the remainder of 2008 are likely to be impacted by (a) the potential issuance of a Category III CPT code by the AMA CPT Panel, unless reversed, appealed, or delayed; (b) the level of reimbursement, if any, established for procedures performed using the NC-stat System by insurance carriers and other third-party payers; (c) the level of reimbursement for procedures performed using the ADVANCE System; (d) whether any reimbursement policies are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (e) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; and (f) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using our nerve conduction product offerings. Separately, we expect revenues to continue to be positively impacted by expanded sales and marketing efforts in the optometry market for the DigiScope, which have been minor to date, and by sales and marketing efforts for our launch of the ADVANCE System. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the decision to terminate our relationships with independent sales agencies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

Cost of revenues

        Cost of diagnostic device revenues decreased to $207,900, or 27.7% of diagnostic device revenues, for the three months ended March 31, 2008, as compared to $230,500, or 18.0% of diagnostic device revenues, for the same period in 2007. The decrease in the cost of diagnostic device revenues and the increase in the cost of diagnostic device revenues as a percentage of diagnostic device revenues are primarily attributable to the decrease in the number of devices sold.

        Cost of biosensor revenues decreased to $2.1 million, or 26.4% of biosensor revenues, for the three months ended March 31, 2008, as compared to $2.7 million, or 26.2% of biosensor revenues, for the same period in 2007. The decrease in the cost of biosensor revenues and the increase the cost of biosensor revenues as a percentage of biosensor revenues is primarily due to lower sales volumes.

        Cost of other revenues, which related entirely to the DigiScope, increased to $180,500, or 49.8% of DigiScope revenues, for the three months ended March 31, 2008, as compared to $168,400, or 81.8% of DigiScope revenues, for the same period in 2007.

        The decrease in the cost of other revenues as a percentage of other revenues is primarily the result of how the cost of other revenues is calculated. Prior to the December 26, 2007 acquisition of substantially all of the assets of EyeTel, our cost of DigiScope revenues represented the portion of our revenues we were required to remit to EyeTel under the terms of our license agreement. Subsequent to the acquisition, the cost of DigiScope revenues consisted primarily of DigiScope depreciation and royalties on DigiScope revenues due to Johns Hopkins University. This change had a positive impact on the cost of other revenues as a percentage of other revenues and we expect the cost of other revenues as a percentage of other revenues will be lower during the remainder of 2008 as compared to 2007.

        Our overall cost of revenues decreased to $2.5 million, or 27.4% of revenues, for the three months ended March 31, 2008, compared to $3.1 million, or 26.3% for the same period in 2007.

        Our cost of revenues as a percentage of revenues may increase during the remainder of 2008 as compared to the first quarter of 2008 due to the expected decline in revenues derived from the NC-stat System. Additionally, we expect a further increase in our cost of revenues as a percentage of revenues due to an expected increase in the total revenues derived from the DigiScope and from our launch of the ADVANCE System, which both have a higher cost of revenues as compared with our other products

Research and Development

        Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

        R&D expenses increased $406,700, or 33.5%, to $1.6 million for the three months ended March 31, 2008 from $1.2 million for the same period in 2007. As a percentage of revenues, R&D expenses were 17.8% and 10.3% for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase in expenses was primarily due to an increase of $197,100 in employee compensation and benefit costs primarily attributable to the employees retained from EyeTel and to the hiring of additional employees for our product development efforts. Also contributing to the change in expenses are (a) an increase of $66,700 in recruiting expenses attributable to the hiring of additional employees, (b) an increase of $64,100 in outside development costs, (c) an increase of $40,300 in stock-based compensation expense and (d) an increase in $32,300 in license fees, primarily fees paid to the Wilmer Eye Institute at Johns Hopkins University.

        We expect our spending on R&D will be relatively unchanged during the remainder of 2008 as compared to the first quarter of 2008. This amount may vary, however, depending on the opportunities and challenges that arise during the year.

Sales and Marketing

        Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

        Sales and marketing expenses decreased $365,700, or 6.1%, to $5.6 million for the three months ended March 31, 2008 from $6.0 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses were 61.7% and 50.8% for the three months ended March 31, 2008 and 2007, respectively. The decrease in expenses was primarily due to a decrease of $909,800 in third-party sales commissions due to our decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force. This amount was offset by an increase of $455,200 in employee compensation and benefit costs primarily attributable to employees retained from EyeTel and amounts accrued during the quarter due to the resignation of our Chief Operating Officer. Also offsetting the decrease in sales and marketing expenses was an increase of $88,100 in consulting services, primarily to assist us with the reimbursement challenges we are facing.

        For the remainder of 2008, we expect sales and marketing expenses to continue to decline as compared to the first quarter of 2008, primarily due to our plan to reduce the size our direct sales force to a total of 34 positions, including 30 regional sales managers and four regional sales directors, from the current level of 54 positions. However, this may vary, depending primarily on our revenues for 2008. We are taking this action to reduce our sales and marketing expenses as a result of the decline in revenues we have experienced and due to our expectation that there will be further declines in revenue over the next several quarters. Our direct sales force will be focused on sales of our nerve conduction systems, including the ADVANCE System and the NC-stat System, on sales of the DigiScope and on account management of our existing customer base.

General and Administrative

        Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

        General and administrative expenses increased $470,200, or 14.1%, to $3.8 million for the three months ended March 31, 2008 from $3.3 million for the same period in 2007. As a percentage of revenues, general and administrative expenses were 41.9% and 28.4% for the three months ended March 31, 2008 and 2007, respectively. The increase in expenses was primarily due to (a) an increase of $314,400 in employee compensation and benefit costs primarily attributable to the employees retained from EyeTel and increases in employee compensation, (b) an increase of $309,800 in professional fees for legal services, (c) an increase of $150,500 in consulting services, and (d) an increase in stock-based compensation expense of $69,900. These amounts were offset by a decrease of $329,200 in bad debt expense resulting from a decrease in past due accounts and a decrease of $251,800 in our accrual for sales taxes.

        The level of our general and administrative expenses during the remainder of 2008 will be dependant upon the expenses incurred for professional and consulting fees relating to the government investigations, legal proceedings and reimbursement matters previously disclosed by us.

Charge for impaired goodwill

        We are required to perform impairment tests related to our goodwill under Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets", or SFAS No. 142, annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable, such as the decline in the market capitalization of our common stock that occurred during the first quarter of 2008. EyeTel's operations were incorporated into our one segment and we determined that we are comprised of a single reporting unit for goodwill impairment testing. Subsequent to the AMA CPT Panel meeting in February 2008, our common stock price declined significantly such that as of March 31, 2008, our publicly traded market value was below our net book value. We determined that an interim goodwill impairment test was required. As the net book value of our assets exceeded the enterprise value, we performed step two of the SFAS No. 142 impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including our recently acquired EyeTel and PNIR intangibles. We determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8 million to write off goodwill during the three months ended March 31, 2008.

Amortization of intangible assets

        Amortization of intangible assets is attributable to (a) the intangible assets recorded in connection with our acquisition of EyeTel in December 2007 and (b) the value of the technology and intellectual property contributed by Cyberkinetics upon formation of PNIR, our newly formed joint venture with Cyberkinetics to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics' Andara (TM) Oscillating Field Stimulator (OFS(TM)) neurostimulation technology platform. (See Note 5.)

Loss on available-for-sale investment

        We recognized a $656,000 loss during the three months ended March 31, 2008 on an other-than-temporary impairment of our $2.5 million investment in the common stock of Cyberkinetics. In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of the Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. We also received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant is exercisable at $0.46 per share and has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of an HDE filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008.

        We review the carrying value of this investment periodically to determine whether an other-than-temporary decline in market value exists. We consider factors such as the length of time the value of the investment has been below its original purchase price, the financial condition of the investee and near-term prospects for the investee's recovery to original purchase price and our intent with regard to the underlying investment. We marked this investment to market as of March 31, 2008 and, taking into account the factors noted above, recorded a $656,000 charge because we believe the decline in the value of this investment is other-than-temporary.

Interest Income

        Interest income was $291,000 and $492,800 for the three months ended March 31, 2008 and March 31, 2007, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007 is primarily due to lower average invested balances.

Minority Interest

        In February 2008, we formed PNIR, a joint venture with Cyberkinetics with initial ownership of 50% by us and 50% by Cyberkinetics. The minority interest in the net loss of the joint venture represents 50% of the net loss during the three months ended March 31, 2008, which consists of amortization expense attributable to the $2.1 million contribution of intellectual property made by Cyberkinetics when the joint venture was formed.

Liquidity and Capital Resources

        Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of March 31, 2008, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 92 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating expenses and manage our investments in inventories and other components of working capital. A decrease in demand for our products or unanticipated increases in our operating expenses or investments in inventories and other components of working capital, would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	March 31, 2008	December 31, 2007	Change	% Change
	($ in thousands)
Cash and cash equivalents	$10,884.1	$7,097.2	$3,786.8	53.4%
Short-term held-to-maturity investments	15,698.2	22,621.7	(6,923.6)	(30.6)

Total cash, cash equivalents and short-term held-to-maturity investments	$26,582.2	$29,718.9	$(3,136.7)	(10.6)%

        During the first quarter of 2008, our cash and cash equivalents and short-term held-to-maturity investments decreased by $3.1 million, primarily due to $4.1 million of cash used in operations and $72,000 of cash used for capital expenditures, offset partially by a release of $1.0 million of restricted cash resulting from the February 2008 amendment to our property lease. Our property lease, originally entered into at the beginning of January 2001 and which was scheduled to expire on March 31, 2009, was amended to extend the term of the lease for a period of an additional four years. In connection with this amendment, the amount of the irrevocable standby letter of credit, we are required to maintain, stating the lessor as the beneficiary, was reduced from $1,430,000 to $400,000. The letter of credit must be secured by a certificate of deposit in an amount equal to 102% of the letter of credit as a security deposit. The certificate of deposit is renewable annually.

        In managing our working capital, two of the financial measurements we monitor are days' sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the three month periods ended March 31, 2008 and March 31, 2007 and the year ended December 31, 2007:

	Three Months Ended March 31,
			Year Ended December 31, 2007
	2008	2007
Days' sales outstanding (days)	55	55	54
Inventory turnover rate (times per year)	1.8	3.0	2.7

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. At March 31, 2008, we experienced a slight increase in DSO to 55 days from 54 days at December 31, 2007. We believe that this is primarily the result of challenges surrounding the reimbursement by Medicare and commercial payers in certain regions of the United States for nerve conduction studies performed using the NC-stat System. As long as we continue to face these reimbursement challenges, our DSO and our working capital may continue to be adversely impacted. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor's invoice.

        Our inventory turnover for the quarter ended March 31, 2008 was 1.8 times, compared with 2.7 times for the year ended December 31, 2007. The decrease in the inventory turnover rate for the quarter ended March 31, 2008 as compared to the year ended December 31, 2007 was primarily due to decreased demand for the NC-stat System and an increase in inventories of biosensors. In addition, as of March 31, 2008 we have invested approximately $3.0 million in inventories of the ADVANCE System, for which we recently received 510(k) clearance from the FDA.

        The following sets forth information relating to the sources and uses of our cash:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(4,138.0)	$(1,637.0)
Net cash provided by investing activities	7,928.0	525.0
Net cash provided by (used in) financing activities	(3.2)	18.4

        Our operating activities used $4.1 million and $1.6 million in the three months ended March 31, 2008 and 2007, respectively. In the first quarter of 2008, a net loss of $10.8 million and a net use of cash of approximately $873,300 for our investment in working capital were offset by $7.5 million in non-cash items, mainly a $5.8 million charge for the impairment of goodwill, a $656,000 charge for an other-than-temporary impairment in the value of our investment in Cyberkinetics common stock and compensation expense associated with stock options of $646,500. The primary drivers for the uses of cash in our investment in working capital during the first quarter of 2008 were an increase in our inventories of $618,900, primarily related to an increase in biosensor inventories, and an increase in prepaid expenses of $460,000, consisting primarily of progress payments to our DigiScope supplier. These items were partially offset by a $376,700 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues. In the first quarter of 2007, a net loss of $1.4 million and a net use of cash of approximately $1.3 million for our investment in working capital was offset by $1.0 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers for the uses of cash in our investment in working capital during the first quarter of 2007 were an increase in our inventories of $980,800 primarily for the release of the ADVANCE System and a decrease in accounts payable of $681,500. These items were partially offset by a $665,900 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues.

        As a result of the decline in revenues and increase in expenses, we incurred a net loss in the first quarter of 2008 and we expect to experience net losses for the remainder of 2008. This has had and will likely continue to have an adverse impact on our cash flows from operating activities for the remainder of 2008.

        Our investing activities provided $7.9 million and $525,000 of cash in the three months ended March 31, 2008 and 2007, respectively. In the first quarter of 2008, $8.0 million in investment maturities provided cash which was partially offset by $1.1 million in investment purchases and $72,000 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products. In the first quarter of 2007, $11.0 million in investment maturities provided cash which was offset by $10.4 million in investment purchases and $77,300 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products.

        During 2008, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. We expect that our capital expenditures will increase in 2008 compared with 2007 due to the purchases of DigiScopes. We anticipate a total capital investment for DigiScopes for the balance of 2008 of $1.2 million to $1.6 million, but this will depend on the level of customer demand for the DigiScope. Additionally, we have agreed to fund up to the first $2.0 million in expenses in connection with PNIR, our joint venture with Cyberkinetics, over the course of the next two years and we have a potential commitment to purchase an additional $1.25 million of Cyberkinetics common stock pursuant to a warrant that we must exercise in certain circumstances. The warrant has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of a HDE filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008. (See Note 1.)

        Our financing activities used $3,200 and provided $18,400 of cash in the three months ended March 31, 2008 and 2007, respectively. Cash used by financing activities in the first quarter of 2008 consist of payments on a capital lease. Cash provided by financing activities in the first quarter of 2007 represent the proceeds from the exercise of stock options.

        During the remainder of 2008, we plan to fund sales and marketing efforts for the NC-stat System, the ADVANCE System and the DigiScope and continue our research and development programs, including NAVIGATOR. We also expect to incur capital expenditures for the purchase of DigiScopes and for computer hardware and software to support our business and the additional requirements of our customer base.

        We expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our existing capital resources, including cash and cash equivalents and short-term investments, as of March 31, 2008 are sufficient to finance our ongoing operations through the end of 2009, including the anticipated operating expenses and capital expenditures described above. However, our business is currently facing significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes in our estimated future revenues, changes we make to our ongoing operating expenses, future changes in our business strategy, decisions we make regarding the size of our direct sales force and the magnitude of our sales and marketing programs, research and development spending plans, the outcome of the DOJ investigation that we are currently subject to, the level of professional fees for legal services, and other items affecting our level of expenditures and our use of existing cash and cash equivalents and short-term investments. Accordingly, we may need to raise additional funds to support our operating and capital needs. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities or other operations and potentially delay our product development efforts. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through additional credit lines or other debt financing sources to increase the funds we have available to us to fund our operations. However, there are no assurances that we will be able to secure such financing on favorable terms, if at all.

        To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of March 31, 2008, we did not have any off-balance sheet financing arrangements.

New Accounting Pronouncements

        In December 2007, the FASB, issued SFAS, No. 160, "Noncontrolling Interests in Consolidated Financial Statements", or SFAS No. 160. SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect financial statement presentation of minority interests in its consolidated subsidiaries. SFAS No. 160 also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS No. 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of SFAS No.160 and, except for certain reclassifications required upon adoption of SFAS No. 160 and subject to change in ownership of the joint venture, if any, do not expect the adoption of SFAS No. 160 to have a material impact to our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115", or SFAS No. 159. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We did not elect to measure at fair value any additional assets or liabilities that are not already measured at fair value under existing standards. Our adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", or SFAS No. 157. SFAS No. 157 defines fair value in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures related to the use of fair value measures in financial statements. SFAS No. 157 does not expand the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for our assets and liabilities as of January 1, 2008. In February 2008, the FASB issued FASB Statement of Position, or FSP No. 157-2 "Partial Deferral of the Effective Date of Statement 157," or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or cash flows.

Subsequent Event

        In May 2008, we implemented a plan to reduce the size of our direct sales force and to take certain other actions to reduce our operating expenses, largely as a result of a decline in revenues. These actions are expected to affect 24 positions, primarily in sales. The total cost associated with these actions, including severance and benefit costs, is expected to be approximately $285,000, substantially all of which will be paid in cash and recorded during May 2008.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Quarterly Report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan", "hope" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products and our collaborators' products; our ability to manage growth or declines in our business;

obtaining necessary regulatory approvals, including regulatory approval for the onCall Information System; our reliance on third-party manufacturers and suppliers; reimbursement by third-party payers to our customers for procedures performed using the NC-stat System and the ADVANCE System; potential limitations on the reimbursement for procedures performed using the NC-stat System as a result of the AMA CPT editorial panel process; compliance with applicable quality control and manufacturing standards; our ability to retain key management and scientific personnel; delays in the development of new products or to planned improvements to our or our collaborators' products; effectiveness of our or our collaborators' products compared to other medical device products; protection of our or our collaborators' intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties; the potential violation of federal or state laws prohibiting "kickbacks" and false or fraudulent claims or adverse affects of challenges to or investigations into the Company's practices under these laws, including the investigation by the Office of the Inspector General within the Department of Health and Human Services and the United States Department of Justice that we are subject to; product liability lawsuits or claims that may be brought against us; competition; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our or our collaborators' products; our capital and financing needs; our successful integration of any acquired businesses or products; and the other factors described in the section of our Annual Report on Form 10-K titled "Item 1A. Risk Factors," as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

        There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

        On March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. The allegations in these complaints are substantially similar. Both complaints allege, among other things, that between October 27, 2005 and March 6, 2007, defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs are seeking unspecified damages. The Company believes that the claims in these cases are without merit and will vigorously contest these lawsuits.

        On April 22, 2008, a putative shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of current and former directors and officers of the Company. The complaint alleges, among other things, that, between August 2004 and the present, the defendants engaged in the same conduct alleged in the putative securities class actions, causing the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiffs are seeking various forms of monetary and non-monetary relief. The Company believes that the claims in this case are without merit and will vigorously contest the lawsuit.

        The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the above lawsuits will be favorable for us or that they will not be material to our business, results of operations or financial position.

        As previously disclosed in our periodic filings with the Securities and Exchange Commission pursuant to Section 13 or 15(d) under the Securities Act of 1934, in the second quarter of 2006, we received a subpoena from the Office of Inspector General, or OIG, of the Department of Health and Human Services requesting documents from us in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. In addition, on June 21, 2007, we received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents from us in connection with an investigation by the United States Department of Justice, or DOJ. We understand that the DOJ is investigating various aspects of the Company's sales and marketing practices relating to the NC-stat System. We are cooperating with both investigations. We cannot predict the ultimate outcome of these investigations. We are unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter. Any negative findings in this matter could result in fines, penalties, or program exclusions, which could have a material adverse effect on our financial condition, results of operations, and cash flows.

Item 1A.    Risk Factors

        There have been no material changes in the risk factors described in "Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

NEUROMETRIX, INC.
Date: May 12, 2008	/s/ SHAI N. GOZANI, M.D., PH. D. Shai N. Gozani, M.D., Ph. D. Chief Executive Officer and President
Date: May 12, 2008	/s/ W. BRADFORD SMITH W. Bradford Smith Chief Financial Officer

Exhibit Index

10.1	Amendment Number One to Lease between Fourth Avenue LLC and NeuroMetrix, Inc. dated February 22, 2008.(1)
10.2	Separation Agreement between NeuroMetrix, Inc. and Gary L. Gregory dated May 1, 2008.(2)
10.3	Letter Agreement between NeuroMetrix, Inc. and Michael Williams, Ph.D. dated February 5, 2008.(3)
10.4	Letter Agreement between NeuroMetrix, Inc. and Guy Daniello dated February 5, 2008.(3)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on February 22, 2008.

(2)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on May 2, 2008.

(3)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on February 6, 2008.

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
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
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES
Exhibit Index