Form 10-Q
period 2008-06-30
NeuroMetrix, Inc.
filed 2008-08-08
CIK 1289850

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

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
13,773,855 shares of common stock, par value $0.0001 per share, were outstanding as of August 1, 2008.

NEUROMETRIX, INC.
FORM 10-Q
INDEX

 PART I

FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2008	December 31, 2007
	(Consolidated)
Assets
Current assets:
Cash and cash equivalents	$13,513,856	$7,097,239
Short-term held-to-maturity investments	9,257,911	22,621,741
Restricted cash	45,000	45,000
Accounts receivable, net of allowance for doubtful accounts of $856,000 and $906,000 at June 30, 2008 and December 31, 2007, respectively	5,029,026	5,731,697
Inventories	6,145,290	5,354,338
Prepaid expenses and other current assets	1,072,268	710,159
Current portion of deferred costs	421,320	464,061

Total current assets	35,484,671	42,024,235
Restricted cash	408,000	1,458,598
Fixed assets, net	2,739,001	2,973,718
Long-term available-for-sale investment	442,835	1,058,255
Goodwill	—	5,833,464
Intangible assets, net	4,462,500	2,800,000
Deferred costs	158,973	226,304
Other long-term asset	55,082	—

Total assets	$43,751,062	$56,374,574

Liabilities, Minority Interest and Stockholders' Equity
Current liabilities:
Accounts payable	$1,548,635	$2,627,889
Accrued compensation	1,726,283	2,127,546
Other accrued expenses	2,219,403	2,308,563
Current portion of deferred revenue	1,689,014	1,643,026
Current portion of capital lease obligation	12,900	12,900

Total current liabilities	7,196,235	8,719,924
Deferred revenue	618,470	891,958
Capital lease obligation—net of current portion	11,825	18,275
Other long-term liabilities	—	14,546

Total liabilities	7,826,530	9,644,703

Minority interest	2,021,250	—
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,773,855 and 13,690,134 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,377	1,369
Additional paid-in capital	111,702,948	110,235,835
Accumulated deficit	(77,801,043)	(62,065,588)
Accumulated other comprehensive loss	—	(1,441,745)

Total stockholders' equity	33,903,282	46,729,871

Total liabilities, minority interest and stockholders' equity	$43,751,062	$56,374,574

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Consolidated)		(Consolidated)
Revenues:
Medical equipment	$512,309	$1,223,173	$1,262,213	$2,502,377
Consumables	7,615,491	10,048,336	15,601,278	20,321,114
Other	365,371	204,000	727,635	409,804

Total revenues	8,493,171	11,475,509	17,591,126	23,233,295
Costs and expenses:
Cost of revenues, excluding amortization	2,490,983	3,067,635	4,987,399	6,162,253
Research and development expenses	1,555,082	1,266,691	3,176,812	2,481,763
Sales and marketing expenses	4,016,725	6,019,947	9,626,973	11,995,885
General and administrative expenses	3,967,233	2,868,650	7,779,603	6,210,868
Charge for impaired goodwill	—	—	5,833,464	—
Amortization of intangible assets	245,000	—	437,500	—

Total costs and expenses	12,275,023	13,222,923	31,841,751	26,850,769

Loss from operations	(3,781,852)	(1,747,414)	(14,250,625)	(3,617,474)
Loss on available-for-sale investment	(1,401,146)	—	(2,057,165)	—
Interest income	202,560	456,423	493,585	949,201

Loss before minority interest	(4,980,438)	(1,290,991)	(15,814,205)	(2,668,273)
Minority interest	52,500	—	78,750	—

Net loss	$(4,927,938)	$(1,290,991)	$(15,735,455)	$(2,668,273)

Net loss per common share (basic and diluted):	$(0.36)	$(0.10)	$(1.15)	$(0.21)
Weighted average shares used to compute net loss per common share (basic and diluted):	13,693,449	12,611,880	13,691,792	12,608,673

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007
	(Consolidated)
Cash flows from operating activities:
Net loss	$(15,735,455)	$(2,668,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	911,544	222,501
Compensation expense associated with stock options	1,366,985	1,428,987
Provision for doubtful accounts	50,565	468,842
Amortization of (discount) premium on investments	(38,572)	10,683
Loss on available-for-sale investment	2,057,165	—
Charge for impaired goodwill	5,833,464	—
Minority interest	(78,750)
Changes in operating assets and liabilities:
Accounts receivable	652,106	982,573
Inventories	(790,952)	(1,551,219)
Prepaid expenses and other current assets	(362,109)	(107,522)
Other long-term asset	(55,082)	—
Accounts payable	(1,079,254)	141,266
Accrued expenses and compensation	(490,423)	(2,084,646)
Other long-term liabilities	(14,546)	(29,091)
Deferred revenue and deferred costs	(117,428)	(33,384)

Net cash used in operating activities	(7,890,742)	(3,219,283)
Cash flows from investing activities:
Purchases of investments	(1,050,598)	(17,811,395)
Maturities of investments	14,453,000	17,895,712
Purchases of fixed assets	(239,327)	(163,624)
Release of restricted cash	1,050,598	—

Net cash provided by (used in) investing activities	14,213,673	(79,307)
Cash flows from financing activities:
Proceeds from sale of stock under employee stock purchase plan	94,733	146,751
Proceeds from exercise of stock options	5,403	20,057
Payments on capital lease	(6,450)	—

Net cash provided by financing activities	93,686	166,808

Net increase (decrease) in cash and cash equivalents	6,416,617	(3,131,782)
Cash and cash equivalents, beginning of period	7,097,239	7,909,778

Cash and cash equivalents, end of period	$13,513,856	$4,777,996

Supplemental disclosure of non-cash investing activities:
Contribution of intangible asset to joint venture by Cyberkinetics	$2,100,000	$—
Equipment acquired under capital lease	—	38,700

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

1. Business and Basis of Presentation

Business

        NeuroMetrix, Inc. (the "Company"), a Delaware corporation, was founded in June 1996. The Company designs, develops and markets proprietary medical devices that aid physicians in the assessment and treatment of diseases and injuries of peripheral nerves and that provide regional anesthesia and pain control. The Company also markets a device for the evaluation of retinal disorders. The Company's primary focus to date has been on products that help physicians with the assessment of neuropathies. The Company has three products cleared by the United States Food and Drug Administration ("FDA"), including the ADVANCE System and the NC-stat System for the assessment of neuropathies and the DigiScope for the detection of eye disorders such as diabetic retinopathy. The Company initiated sales and marketing efforts for the ADVANCE System, a traditional nerve conduction and needle electromyography ("NCS/nEMG") system for the assessment of neuropathies, after receiving 510(k) clearance from the FDA in April 2008. The Company operates in one business segment.

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

        In February 2008, the Company and Cyberkinetics Neurotechnology Systems, Inc., ("Cyberkinetics"), a related party, formed PNIR (Peripheral Nerve Injury Repair) LLC, ("PNIR"), a joint venture incorporated in Delaware, and entered into a Collaboration Agreement and Operating Agreement to develop and commercialize products for the treatment of peripheral nerve injury. The joint venture is initially 50% owned by the Company and 50% owned by Cyberkinetics. Under the terms of the joint venture, the Company has agreed to fund the initial $2.0 million in product development costs and the Company and Cyberkinetics have agreed to share equally in all costs in excess of the initial $2.0 million. Cyberkinetics has contributed technology, know-how and intellectual property, primarily relating to their Andara™ OFS™ (Oscillating Field Stimulator), ("Andara OFS") technology, to the joint venture.

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

        The accompanying unaudited consolidated balance sheet as of June 30, 2008, unaudited statements of operations for the three and six month periods ended June 30, 2008 (consolidated) and 2007 and the unaudited statements of cash flows for the six month periods ended June 30, 2008 (consolidated) and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair statement of the results of operations have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-K (File No. 000-50856). The accompanying balance sheet as of December 31, 2007 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenue

        Medical equipment revenues (formerly referred to as diagnostic device revenues) consist of sales of NC-stat devices and NC-stat docking stations and ADVANCE devices and related modules.

        Consumables revenue (formerly referred to as biosensor revenues) consists of sales of single use nerve specific electrodes which are used with the NC-stat System and the ADVANCE System.

        Other revenues consist entirely of revenues relating to the DigiScope.

Principles of Consolidation

        The consolidated financial statements as of and for the three and six months ended June 30, 2008 reflect the Company's financial statements and those of PNIR, a joint venture with Cyberkinetics. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, ("FIN 46(R)"), the Company consolidates variable interest entities in which the Company is the primary beneficiary. For such consolidated entities in which the Company owns less than a 100% interest, the Company records minority interest in its consolidated statements of operations for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

        In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, "Evaluating Consistency of Financial Statements" ("AS/6"). The company does not expect the adoption of SFAS No. 162 to have any effect on its financial position, results of operations or cash flows.

        In April 2008, the FASB issued Staff Position Statement of Financial Accounting Standards ("SFAS") No.142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and other U.S. GAAP. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively for intangibles acquired after the adoption date. Certain disclosure requirements will impact existing intangibles. The Company is currently evaluating the impact of the adoption of FSP SFAS No. 142-3.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS No. 160"). SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect financial statement presentation of minority interests in its consolidated subsidiaries. SFAS No. 160 also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS No. 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Except for certain reclassifications required upon adoption of SFAS No. 160 and subject to change in ownership of PNIR, the joint venture, if any, the Company does not expect the adoption of SFAS No. 160 to have a material impact to its financial position, results of operations or cash flows.

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

2. Comprehensive Loss

        SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. In November 2007, the Company made an investment of $2.5 million in shares and warrants for Cyberkinetics common stock and is accounting for this investment as an available-for-sale security under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 2007, the Company recorded $1.4 million as a temporary impairment within other comprehensive income. For the three and six months ended June 30, 2008, the Company reassessed its investment in Cyberkinetics and based on the outlook for Cyberkinetics and the period of the time that the common stock of Cyberkinetics has traded below the price paid by the Company for its investment, has recognized losses of $1.4 million and $2.1 million, respectively, due to an impairment in the value of the investment that the Company determined was other-than-temporary.

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Consolidated)		(Consolidated)
Comprehensive loss:
Net loss	$(4,927,938)	$(1,290,991)	$(15,735,455)	$(2,668,273)
Other comprehensive income:
Reclassification adjustment for recognized loss included in net earnings	—	—	1,441,745	—

Other comprehensive income	—	—	1,441,745	—

Comprehensive loss	$(4,927,938)	$(1,290,991)	$(14,293,710)	$(2,668,273)

        The Company may be required to record future losses on its Cyberkinetics investment if there is not an improvement in the Cyberkinetics outlook or if their common stock price declines further. At June 30, 2008, the Company's investment in Cyberkinetics was $442,835.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

3. Net Loss Per Common Share

        The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, "Earnings Per Share". Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares and dilutive potential common share equivalents then outstanding. Potential common shares consist of shares issuable upon the exercise of stock options (using the treasury stock method.)

        The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Options outstanding	2,477,436	1,794,029	2,477,436	1,794,029

4. Inventories

        Inventories consist of the following:

	June 30, 2008	December 31, 2007
Purchased components	$1,412,103	$1,216,758
Finished goods	4,733,187	4,137,580

	$6,145,290	$5,354,338

5. Acquisition

        On December 26, 2007, the Company acquired substantially all of the assets of EyeTel for an aggregate purchase price of 1,050,297 shares of the Company's common stock valued at $9.8 million, $175,000 in cash, and $150,000 in acquisition costs for a total consideration of $10.1 million. The Company also assumed certain specified liabilities totaling $804,900. EyeTel was engaged in the design, development, and commercialization of proprietary medical devices, including the DigiScope, a device that helps physicians detect eye disorders such as diabetic retinopathy, the leading cause of blindness in patients with diabetes. The Company had previously entered into an exclusive licensing agreement with EyeTel pursuant to which the Company had sales and marketing rights to the DigiScope in the primary diabetes care physician market. The acquisition is intended to further diversify the Company's proprietary medical equipment product offering and expand sales into additional markets such as the optometry market.

  Pro Forma Financial Summary (Unaudited)

        The following pro forma financial summary is presented as if the acquisition of EyeTel was completed as of the beginning of 2007. The pro forma combined results are not necessarily indicative

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

5. Acquisition (Continued)

of the actual results that would have occurred had the acquisition been consummated on that date, or of the future operations of the combined entities.

	Pro Forma Results
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Total revenues	$11,541,623	$23,367,972

Net loss	$(3,465,375)	$(6,846,609)

Net loss per common share (basic and diluted):	$(0.25)	$(0.50)

Weighted average shares used to compute net loss per common share (basic and diluted):	13,662,177	13,658,970

6. Goodwill and Intangible Assets

  Goodwill

        As a result of the acquisition of substantially all of the assets of EyeTel on December 26, 2007, the Company recorded approximately $5.8 million of goodwill on its balance sheet at December 31, 2007. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), the Company is required to assess the realizability of goodwill annually, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The operations of EyeTel were incorporated into the Company's one segment and the Company determined that it is comprised of a single reporting unit for goodwill impairment testing. Subsequent to the American Medical Association ("AMA") CPT Editorial Panel ("CPT Panel") meeting in February 2008, the Company's common stock price declined significantly such that as of March 31, 2008, the Company's publicly traded market value was below its net book value. Based on this, the Company determined that an interim goodwill impairment test was required. As the net book value of the Company's assets exceeded the enterprise value, the Company performed step two of its SFAS No. 142 impairment test in which it assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including its recently acquired EyeTel and PNIR intangible assets. The Company determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, the Company recorded a charge of $5.8 million to write off the goodwill balance during the three months ended March 31, 2008.

  Intangible Assets

        Intangible assets at June 30, 2008 and December 31, 2007 were $4.5 million and $2.8 million, respectively. As of June 30, 2008, intangible assets included $2.8 million of gross intangible assets representing the fair value of technology and intellectual property resulting from the Company's December 26, 2007 acquisition of substantially all of the assets of EyeTel and $2.1 million of gross intangible assets representing the value of the contribution of technology and intellectual property by Cyberkinetics upon the formation of PNIR. (See Note 1.) Accumulated amortization of intangible assets at June 30, 2008 and December 31, 2007 was $437,500 and $0, respectively. Amortization expense for the three and six months ended June 30, 2008 was $245,000 and $437,500, respectively. There was no amortization expense for the same periods a year ago.

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

        The estimated future amortization expense for intangible assets for the remainder of 2008, the four succeeding fiscal years and thereafter is as follows:

Estimated Amortization
2008 (remaining six months)	$490,000
2009	980,000
2010	980,000
2011	980,000
2012	980,000
Thereafter	52,500

        The recoverability of the Company's intangible assets is dependent upon its ability to successfully market the DigiScope and to successfully develop marketable products from PNIR, its joint venture with Cyberkinetics. If there are events or conditions that suggest the Company's ability to recover the carrying value of these or other long lived assets is in doubt, the Company will be required to perform future impairment tests of long lived assets under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Impairment charges, if any, could be material to the Company's results of operations and financial condition.

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

        The Company accounts for the investment in Cyberkinetics as an available-for-sale investment and reviews the carrying value of this investment quarterly to determine whether an other-than-temporary decline in market value exists. The Company marked this investment to market for the three and six months ended June 30, 2008 and recognized losses of $1.4 million and $2.1 million, respectively, because the decline in the value of this investment was considered other-than-temporary. The Company considered factors such as the length of time the value of the investment has been below its original purchase price, the financial condition of the investee and near-term prospects for the investee's recovery to original purchase price and the Company's intent with regard to the underlying investment. The Company may record future losses on its Cyberkinetics investment if there is not an improvement in the Cyberkinetics outlook or if the market value of their common stock declines further.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

8. Other Balance Sheet Items

        Other accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
Professional services	$793,717	$706,952
Sales taxes	374,802	489,555
Other	1,050,884	1,112,056

	$2,219,403	$2,308,563

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

        The following is a rollforward of the Company's accrued warranty liability for the three and six month periods ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Balance at beginning of period	$252,466	$252,258	$251,948	$231,725
Accrual for warranties	152,217	211,688	333,260	396,976
Settlements made	(173,391)	(183,743)	(353,916)	(348,498)

Balance at end of period	$231,292	$280,203	$231,292	$280,203

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

        The joint venture is considered to be a variable interest entity under the provisions of FIN 46(R). The Company has determined that it is the primary beneficiary based on a review of the relative economic risks of the two parties to the joint venture. As a result, the Company has consolidated the

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

9. Joint Venture with Cyberkinetics (Continued)

joint venture and recorded the $2.1 million contribution of technology and intellectual property by Cyberkinetics to intangible assets and a minority interest of $2.1 million at the formation date of the joint venture. The fair value of the intangible assets was determined primarily by an assessment made by the Company's management applying the income approach and a relief from royalty approach.

        Cyberkinetics, in its Form 10-Q filed on May 15, 2008, disclosed that if, before the end of September 2008, it has not been successful in raising additional capital and it has not received approval from the FDA of its HDE filing for the Andara OFS device for acute spinal cord injuries, thereby triggering the required exercise of the warrant held by us, it may be required to cease operations or seek bankruptcy protection. If Cyberkinetics is required to cease operations or seek bankruptcy protection, or if other adverse developments relating to its business or financial condition occur, the value of our investment in, and our joint venture with, Cyberkinetics could be adversely affected.

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

        In February 2008, the Company entered into a Collaboration Agreement and Operating Agreement with Cyberkinetics and formed PNIR, a joint venture to develop and commercialize products for the treatment of peripheral nerve injury. Under the terms of the joint venture, the Company has agreed to fund the initial $2.0 million in product development costs and has agreed to share equally in all costs in excess of the initial $2.0 million. As of June 30, 2008, there have been no expenses or cash funding in connection with PNIR other than amortization of the intangible asset.

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

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

10. Commitments and Contingencies (Continued)

        Future minimum lease payments under noncancelable operating leases as of June 30, 2008 are as follows:

2008 (remaining six months)	$465,000
2009	738,750
2010	697,500
2011	727,500
2012	757,500
thereafter	191,250

Total minimum lease payments	$3,577,500

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

        The adoption of SFAS No. 157 with respect to financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually was not material to the Company's financial position, results of operations or its cash flows for the period ended June 30, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the company's own market assumptions. Once inputs have been characterized, SFAS No. 157 requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilized quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use at pricing the asset or liability.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

11. Fair Value Measurements (Continued)

        The following table provides fair value measurement information for the Company's major categories of financial assets and liabilities measured on a recurring basis:

	Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12,344,065	$12,344,065	$—	$—
Long-term available-for-sale investment	442,835	442,835	—	—

Total	$12,786,900	$12,786,900	$—	$—

        As of June 30, 2008, the Company's long-term investment consisted of an investment in Cyberkinetics, a publicly traded security whose fair value is readily determinable.

12. Legal Matters

        In March and April 2008, a series of putative securities class action and shareholder derivative lawsuits were filed against the Company and certain of its current and former executive officers and directors alleging, among other things, that the Company violated the federal securities laws and other laws by allegedly making material false and misleading statements for various periods from August 2004 through the dates the lawsuits were filed and by allegedly failing to disclose material information to the investing public. The Company believes that the claims in the cases are without merit and will vigorously contest these lawsuits.

        In the second quarter of 2006, the Company received a subpoena from the Office of Inspector General ("OIG") of the Department of Health and Human Services requesting documents in connection with an investigation of potential violations of the federal anti-kickback statute and False Claims Act. In addition, on June 21, 2007, the Company received a subpoena from the U.S. Attorney's Office for the District of Massachusetts requesting documents in connection with an investigation by the United States Department of Justice ("DOJ"). The DOJ is investigating various aspects of the Company's practices relating to the NC-stat System, including sales and marketing practices. The Company is cooperating with both investigations. During 2007, the Company formed a Special Committee of its Board of Directors to provide oversight of an ongoing independent review of the Company's sales and marketing practices and of the Company's continuing cooperation with the DOJ and OIG investigations. The Company cannot predict the ultimate outcome of these investigations. The Company is unable to determine when these matters will be resolved, whether any additional areas of inquiry will be opened, or any outcome of this matter and accordingly these financial statements do not include any amounts related to the outcome of this matter. Any negative findings in this matter could result in fines, penalties, or program exclusions, which could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

13. Restructuring Related Activity

        In May 2008, the Company implemented a plan to reduce the size of its direct sales force and to take certain other actions to reduce its operating expenses, largely as a result of a decline in revenues. These actions affected 24 positions, substantially all of which were in sales. The total cost associated with these actions, including severance and benefit costs, was $318,981.

        Effective May 31, 2008, the Chief Operating Officer of the Company entered into a separation agreement with the Company. Under the terms of the separation agreement, he will receive continuation of his salary, car allowance and health benefits for nine months following the effectiveness of his resignation, equal to $217,970, which we recorded during the quarter ended March 31, 2008 under the provisions of SFAS No. 112 "Employers Accounting for Postemployment Benefits an amendment of FAS Statements No. 5 and 43." In addition, he received a lump sum payment equal to three months salary and car allowance totaling $69,810, which we recorded during the quarter ended June 30, 2008 under the provisions of SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

        The following table provides a rollforward of the current liability balance for the action taken, substantially all of which was recorded as sales and marketing expense on the Company's Consolidated Statement of Operations, the balance of which will be paid out in semi-monthly installments through February 28, 2009.

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$217,970	$—
Accrual for severance	388,791	606,761
Payments made	(377,140)	(377,140)

Balance at end of period	$229,621	$229,621

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements." Unless the content otherwise requires, all references to "we", "us", "the Company" or "NeuroMetrix" in this Quarterly Report on Form 10-Q refers to NeuroMetrix, Inc. and its consolidated entities unless the content requires otherwise.

Overview

        NeuroMetrix was founded in June 1996. We design, develop and market proprietary medical devices that aid physicians in the assessment and treatment of diseases and injuries of peripheral nerves and that provide regional anesthesia and pain control. We also market a device for the evaluation of retinal disorders. Our focus to date has been on products that help physicians with the assessment of neuropathies and neurovascular conditions. We have three products cleared by the United States Food and Drug Administration, or FDA, including the ADVANCE System and the NC-stat System for the assessment of neuropathies and the DigiScope for the detection of eye disorders such as diabetic retinopathy. We initiated our sales and marketing efforts in May 2008 for the ADVANCE System, a traditional nerve conduction and needle electromyography, or NCS/nEMG, system for the assessment of neuropathies, which received 510(k) clearance from the FDA in April 2008.

        We believe that our neuropathy assessment systems can improve the quality and efficiency of patient care by offering physicians the ability to objectively assess patients with neuropathies, resulting in earlier and more accurate detection, and, potentially improved clinical outcomes. We are presently focusing our medical equipment sales efforts primarily on the ADVANCE System and we are marketing this system primarily to specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons and pain medicine physicians. The ADVANCE System is a system for the performance of traditional nerve conduction studies and needle electromyography procedures. The ADVANCE System is comprised of: (1) single use surface electrodes (currently limited to our nerve specific electrodes which are also used with the NC-stat System) and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our onCall Information System for data archiving, report generation and other network services.

        The NC-stat System, our first product for the assessment of neuropathies, has been sold historically to a broad group of physicians, including primary care physicians and specialists since its initial market launch in May 1999 and is used in over 5,400 physician's offices and clinics in the United States. Over 1.0 million patients have had nerve conduction tests performed using the NC-stat System. Substantially all of our revenues to date have been derived from sales of the NC-stat System. Due to reimbursement uncertainty described in further detail below, we are presently focusing our medical equipment sales efforts primarily on sales of the ADVANCE System to specialist physicians with peripheral nerve expertise. We continue to sell electrodes to and support our NC-stat customer base, work with our existing NC-stat customers in specialty practices to convert them to the ADVANCE System and provide solutions that enable our customers to provide this important diagnostic service to their patients.

Acquisition

        In December 2007, we acquired substantially all of the assets of EyeTel Imaging, Inc., or EyeTel, and their product, the DigiScope, a product used for the detection of eye disorders such as diabetic retinopathy, an eye disease prevalent in patients with diabetes. The DigiScope is marketed to the primary diabetes care physician office market and the optometry market. Prior to the acquisition of substantially all of the assets of EyeTel, we had been marketing the DigiScope to the primary diabetes care physician office market through an exclusive sales and marketing license with EyeTel. The DigiScope allows physicians to detect diabetic retinopathy and refer patients to an eye specialist for treatment if deemed necessary based on the results. It is recommended by the American Diabetes Association, or ADA, that all patients with diabetes receive an annual dilated eye examination to monitor vision. According to the ADA, there are approximately 21.0 million people in the United States with diabetes and only approximately 50% comply with the recommendation to have an annual eye examination. We believe that a product such as the DigiScope could potentially lead to an increase in the level of testing and result in the earlier detection of eye diseases in patients with diabetes and potentially improved clinical outcomes.

Corporate Collaborations

        In November 2007, we made an investment of $2.5 million for the purchase of approximately 5.4 million shares of common stock of Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics. We also received a warrant to purchase up to approximately 2.7 million shares of Cyberkinetics common stock. The warrant will be required to be exercised if Cyberkinetics receives FDA approval of a Humanitarian Device Exemption, or HDE, filing for the Andara™ Oscillating Field Stimulator™, or Andara OFS, device for acute spinal cord injuries by December 31, 2008. In connection with the investment in Cyberkinetics, we also received certain rights, including a right of first negotiation for the acquisition of Cyberkinetics and a right of first negotiation for the commercialization of the Andara OFS device for the treatment of acute spinal cord injuries. This right of first negotiation for the acquisition of Cyberkinetics has expired.

        In February 2008, we entered into a Collaboration Agreement and Operating Agreement with Cyberkinetics to develop and commercialize products for the treatment of peripheral nerve injury and formed PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, a joint venture with 50% ownership held by us and 50% ownership held by Cyberkinetics.

Business Developments

        Historically, we have derived substantially all of our revenues from the sales of the NC-stat System, including the sale of medical equipment and consumables, which we also refer to as nerve specific electrodes, previously referred to as biosensors. During the second quarter of 2008, we recognized our initial revenues from sales of the ADVANCE System to specialist physicians with peripheral nerve expertise. We also derive revenues from sales of the DigiScope to physician groups and optometry clinics.

        Our revenues declined to $8.5 million for the three months ended June 30, 2008, compared to $11.5 million for the same period in 2007. Additionally, we incurred a net loss of $4.9 million for the three months ended June 30, 2008, compared to a net loss of $1.3 million for the same period in 2007. We believe that the decline in our revenues has been caused primarily by the current environment relating to the reimbursement by third-party payers of nerve conduction studies performed using the NC-stat System and we expect that our revenues from sales of the NC-stat System may continue to be adversely affected by the uncertainty regarding reimbursement.

        Significant developments impacting and relating to our financial condition and results of operations as of and for the three and six months ended June 30, 2008 and expected to impact future periods, include:

  •
  Reimbursement developments relating to nerve conduction studies on our revenues as described below, including the outcome of the AMA CPT Editorial Panel review of reimbursement coding for nerve conduction studies performed using equipment such as the NC-stat System and the material and adverse impact the potential issuance of a Category III CPT code by the AMA CPT Editorial Panel is likely to have on our revenues and operating results.

  •
  The recent launch of the ADVANCE System, a system for the performance of traditional nerve conduction studies and needle electromyography procedures, which occurred in May 2008 following the 510(k) clearance by the FDA. We are primarily focusing our sales and marketing efforts for the ADVANCE System on specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons and pain medicine physicians in the United States.

  •
  Sales and marketing efforts for the DigiScope as a result of the acquisition of substantially all of the assets of EyeTel and with the launch into the optometry market. We are currently evaluating the level of sales and marketing effort and the development effort we plan to allocate to the DigiScope.

  •
  The reduction in the size of the sales force from 50 regional sales managers to 30 regional sales managers and certain other cost reduction steps taken during the second quarter of 2008. These steps were taken largely as a result of a decline in revenues we have experienced. We expect that our operating expenses will be reduced by approximately $5.0 million on an annualized basis, as a result of these actions, compared to operating expense levels prior to these actions being taken. Our sales and marketing expenses declined by approximately $1.6 million during the second quarter of 2008 as compared to the first quarter of 2008 primarily due to this cost reduction program.

  •
  Our decision to terminate the relationships with our independent sales agencies in the second half of 2007, which we believe has adversely impacted our revenues, but has resulted in the elimination of commissions on recurring revenues from accounts originally sourced through our independent sales agencies. Total commissions relating to independent sales agencies were $0 and $833,500 for the three months ended June 30, 2008 and 2007, respectively.

  •
  The government investigations by the Office of Inspector General, or OIG, of the Department of Health and Human Services and the U.S. Department of Justice, or DOJ, that we are subject to, which resulted in significantly increased legal expenses in 2007 and in the first six months of 2008. We cannot predict the potential impact of these investigations on our financial condition or financial results in 2008.

  •
  Continued progress developing a product designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control and the treatment of focal neuropathies such as carpal tunnel syndrome for which we plan to file one or more 510(k) applications with the FDA in the second half of 2008. We continue to invest resources on the development of this product.

  •
  The investment we made in Cyberkinetics in the fourth quarter of 2007, which included the purchase of $2.5 million of Cyberkinetics common stock and the receipt of a warrant to purchase an additional $1.25 million of Cyberkinetics common stock that we must exercise in certain circumstances. The value of this investment has declined substantially and we believe that this decline is not temporary in nature, and have therefore taken a charge to earnings for the decline in value through June 30, 2008. We entered into a joint venture with Cyberkinetics for the development of a treatment for peripheral nerve injury, for which we have committed to fund the first $2.0 million in development expenses and 50% of any development costs exceeding the initial $2.0 million.

        Reimbursement from third-party payers is an important element of success for medical device companies. As our presence in the market over the last several years has expanded with the use of the NC-stat System, physicians using NC-stat have experienced and are likely to continue to experience an increased focus from third-party payers and governmental agencies regarding the reimbursement of nerve conduction studies performed using this device and an increased focus from these organizations regarding the professional requirements for performing nerve conduction studies in general. A number of third-party payers, including commercial payers, have taken and may continue to take the position of not reimbursing our customers for procedures performed using the NC-stat System.

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

        The AMA formed a work group in early 2007 to examine the reimbursement coding of nerve conduction studies performed using nerve conduction equipment, including the NC-stat System. The findings of this work group were presented to the AMA CPT Panel at a meeting in February 2008. During the CPT Panel meeting, several proposals for new Category I CPT codes, which generally are included in the Medicare physician fee schedule and are assigned specified reimbursement values, were presented by the chairpersons of the work group and were supported by several physician societies. Although the AMA voted on a Category III code describing nerve conduction studies performed with pre-configured electrodes at its February 2008 meeting, the AMA did not publish any new Category III CPT codes for nerve conduction studies on July 1, 2008 when it published its list of new Category III CPT codes. However, the AMA could still publish a Category III code for nerve conduction studies performed using procedures such as with the NC-stat System at a later date. In the event that a Category III CPT code is published which describes nerve conduction studies performed with the NC-stat System, it would likely result in limited Medicare reimbursement for such studies as a result of the potential that no specified reimbursement values would be assigned to these codes. This will likely adversely impact reimbursement by other third party payers and will likely have an adverse and material impact on our revenues and results of operations.

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

        Additional third-party payers, including local Medicare carriers and commercial payers, could potentially take a position that could reduce or eliminate the reimbursement for nerve conduction studies performed with the NC-stat System and could have the impact of deterring usage by our customers which could have an adverse impact on our revenues.

        In the second quarter of 2008, we received 510(k) clearance from the FDA for the marketing in the United States of the ADVANCE System, a system for the performance of traditional nerve conduction studies and needle electromyography procedures. The ADVANCE System was cleared by the FDA with the primary predicate, or comparable, device being the Keypoint device originally manufactured and marketed by Medtronic, Inc. to neurologists and physical medicine and rehabilitation physicians for the performance of nerve conduction studies and needle electromyography procedures. The ADVANCE System is a traditional system that supports nerve conduction testing with any electrode methodology, real-time waveform review and cursor editing, needle electromyography procedures and conventional reports with the results of the testing. We launched our sales and marketing efforts for the ADVANCE System to specialists with peripheral nerve expertise such as neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons and pain medicine physicians in May 2008. Our success in selling the ADVANCE System will be dependent, among other things, on our customers' receiving, and our potential customers' belief that they will receive, sufficient reimbursement from third-party payers for performing procedures using the ADVANCE System. We do not believe that the final LCDs or policies adopted by major private payers impacting reimbursement for procedures performed using the NC-stat System will apply to procedures performed by specialists with peripheral nerve expertise using the ADVANCE System. However, these final LCDs and policies are subject to the interpretation of, and may be modified by, the applicable third-party payer, whose interpretations may differ from ours. Additionally, the outcome of the ongoing process with the AMA CPT Panel regarding reimbursement coding of nerve conduction studies could impact future reimbursement of procedures performed using the ADVANCE System.

        We believe that eye scans performed using the DigiScope are being reimbursed by the majority of third-party payers. Many commercial payers have policies in place providing for reimbursement for the use of the DigiScope and many of these payers have published favorable articles about the DigiScope in their newsletters. However, several Medicare carriers have issued draft LCDs and coding articles that require a diagnosis of pre-existing retinal disease and/or will only reimburse for fundus photography, a highly specialized form of medical imaging, when performed in conjunction with an eye examination performed by an eye specialist. There are no assurances that other Medicare carriers will not issue similar draft LCDs, final LCDs or coding articles restricting the reimbursement for the use of the DigiScope. We believe that eye examinations performed on patients covered by Medicare represented less than 25% of our DigiScope revenues in 2007. However, the restrictions on reimbursement by Medicare carriers could have an adverse impact on our ability to grow our DigiScope revenues in future periods. We have also launched the DigiScope into the optometry market and tests performed by optometrists may include screens that are paid for out of pocket by patients and full medical tests which are submitted to third-party payers for reimbursement.

        One of the primary challenges we face in our business is successfully expanding the market for nerve conduction studies and needle electromyography procedures. A successful market expansion will depend upon, in part, our targeting of specialist physicians with peripheral nerve expertise. Historically, our strategy had been to sell our neuropathy assessment systems through a combination of independent sales agencies and a direct sales force of experienced sales representatives. Due to a significant decline in the percentage of new customers being sourced through our independent sales agency network in 2007, we eliminated the independent sales agencies in the second half of 2007 and focused our selling efforts exclusively through our direct sales force. We believe the decision to terminate the independent sales agency relationships has contributed to the decline in revenues and could potentially have an adverse impact on our revenues and our ability to secure new customers in future periods as well.

        We reduced the size of our direct sales force in the second quarter of 2008 to approximately 30 regional sales managers from the previous level of approximately 50 regional sales managers. We took this action to reduce our sales and marketing expenses as a result of the decline in revenues we have experienced and due to our expectation that there will be further declines in revenues over the next several quarters. This action resulted in a charge for severance and benefit costs of $318,981 in the second quarter of 2008 and we expect that this action, coupled with other cost reduction steps taken, will reduce our operating expenses by approximately $5.0 million on an annualized basis compared to operating expense levels prior to these actions being taken. Our direct sales force is primarily focused on sales of our ADVANCE System to specialist physicians with peripheral nerve expertise and on sales of electrodes to, and account management of, our existing customer base.

Business Focus

        Our long-term financial objectives are to grow our business through the sale of proprietary medical equipment and to achieve and sustain profitability. However, during 2008 our revenues are likely to continue to decline and we are likely to continue to incur losses as a result of the reimbursement and other issues we are currently facing and there are no assurances that we will achieve these objectives over the longer term as well. We expect to focus our efforts for the balance of 2008 on (1) efforts to stabilize third-party reimbursement for procedures performed with the NC-stat System, (2) sales of the NC-stat System, including sales of electrodes to, and on-going account management of, our existing NC-stat System customer base, (3) sales of the ADVANCE System to specialist physicians with peripheral nerve expertise, (4) seeking regulatory clearance from the FDA for portions of the onCall Information System, (5) cooperating with, and working to resolve, the government investigations of which we are subject and (6) our ongoing research and development programs.

        Our launch of the ADVANCE System took place in May 2008 following 510(k) clearance by the FDA for marketing the ADVANCE System in the United States. During the fourth quarter of 2006, at the request of the FDA, we submitted a 510(k) filing relating to the onCall Information System which is currently in use. The 510(k) is still pending before the FDA. If 510(k) clearance for the portions of the onCall Information System that are under review is not obtained, it may require additional product development and potential changes in the configuration of the NC-stat System and onCall Information System, and the status of our currently distributed products using the onCall Information System may be uncertain. The portions of the onCall System under review through this 510(k) filing do not impact use of the ADVANCE System.

        With respect to our research and development programs, during the remainder of 2008 we expect to (1) continue efforts to develop new consumables, (2) make improvements to and develop accessories for our existing products, (3) continue to develop our system for regional anesthesia and pain control, for which we anticipate filing one or more 510(k) applications with the FDA in the second half of 2008, and on a potential product for the treatment of peripheral nerve injury in collaboration with Cyberkinetics.

Results of Operations

        The following table presents certain statement of operations information stated as a percentage of total revenues, of which certain columnar subtotal and total amounts found in the table below may not sum due to rounding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Medical equipment	6.0%	10.7%	7.2%	10.8%
Consumables	89.7	87.6	88.7	87.5
Other	4.3	1.8	4.1	1.8

Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues, excluding amortization	29.3	26.7	28.4	26.5
Research and development	18.3	11.0	18.1	10.7
Sales and marketing	47.3	52.5	54.7	51.6
General and administrative	46.7	25.0	44.2	26.7
Charge for impaired goodwill	—	—	33.2	—
Amortization of intangible assets	2.9	—	2.5	—

Total cost and expenses	144.5	115.2	181.0	115.6
Loss from operations	(44.5)	(15.2)	(81.0)	(15.6)
Loss on available-for-sale investment	(16.5)	—	(11.7)	—
Interest income	2.4	4.0	2.8	4.1

Loss before minority interest	(58.6)	(11.2)	(89.9)	(11.5)
Minority interest	0.6	—	0.4	—

Net loss	(58.0)%	(11.2)%	(89.5)%	(11.5)%

Comparison of Three Months Ended June 30, 2008 and June 30, 2007

        The following tables present a breakdown of our customers, consumables units used, revenues, costs and expenses and net loss, of which certain columnar subtotal and total amounts found in the tables below may not sum due to rounding:

	12-Month Period Ended June 30,
	2008	2007	Change	% Change
Active NC-stat and ADVANCE customers	5,480	5,401	79	1.5%

	Three Months Ended June 30,
	2008	2007	Change	% Change
Consumables units used (1)	222,200	275,900	(53,700)	(19.5)%

(1)
Includes nerve specific electrodes used with the NC-stat System and the ADVANCE System.

	Three Months Ended June 30,
	2008	2007	Change	% Change
	($ in thousands, except for percentage data)
Revenues:
Medical equipment	$512.3	$1,223.2	$(710.9)	(58.1)%
Consumables	7,615.5	10,048.3	(2,432.8)	(24.2)
Other	365.4	204.0	161.4	79.1

Total revenues	8,493.2	11,475.5	(2,982.3)	(26.0)
Costs and expenses:
Cost of medical equipment revenues	210.9	235.5	(24.6)	(10.4)
Cost of consumables revenues	2,091.7	2,669.6	(577.8)	(21.6)
Cost of other revenues	188.3	162.6	25.8	15.8
Research and development expenses	1,555.1	1,266.7	288.4	22.8
Sales and marketing expenses	4,016.7	6,019.9	(2,003.2)	(33.3)
General and administrative expenses	3,967.2	2,868.7	1,098.6	38.3
Charge for impaired goodwill	—	—	—	—
Amortization of intangible assets	245.0	—	245.0	N/A

Total costs and expenses	12,275.0	13,222.9	(947.9)	(7.2)

Loss from operations	(3,781.9)	(1,747.4)	(2,034.4)	116.4
Loss on available-for-sale investment	(1,401.1)	—	(1,401.1)	N/A
Interest income	202.6	456.4	(253.9)	(55.6)

Loss before minority interest	(4,980.4)	(1,291.0)	(3,689.4)	285.8
Minority interest	52.5	—	52.5	N/A

Net loss	$(4,927.9)	$(1,291.0)	$(3,636.9)	281.7%

Revenues:

        Medical equipment revenues, (formerly referred to as diagnostic device revenues), consist primarily of sales of NC-stat devices and NC-stat docking stations and ADVANCE devices and related modules, which we began to market and sell in May 2008, were $0.5 million and $1.2 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $710,900, or 58.1%. This decrease is primarily attributable to a lower number of NC-stat Systems sold and a decrease in the average selling price, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Medical equipment revenues accounted for 6.0% and 10.7% of our total revenues for the three months ended June 30, 2008 and 2007, respectively.

        Consumables revenue, (formerly referred to as biosensor revenues), consists primarily of single use nerve specific electrodes which are used with our NC-stat System and our ADVANCE System, was $7.6 million and $10.0 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $2.4 million, or 24.2%. This decrease is attributable to lower sales of consumables, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Consumables revenue accounted for 89.7% and 87.6% of our total revenues for the three months ended June 30, 2008 and 2007, respectively.

        Our customers used 222,200 nerve specific electrodes and 275,900 nerve specific electrodes in the three months ended June 30, 2008 and 2007, respectively, a decrease of 53,700 nerve specific electrodes, or 19.5%. This decrease in nerve specific electrodes usage is primarily the result of a decline in the average usage per customer partially offset by an increase in our customer base. During the 12-month period ending June 30, 2008, a total of 5,480 customers used our NC-stat System compared to 5,401 customers for the same period ending June 30, 2007. This represents a 1.5% year-over-year increase in the number of customers that used our NC-stat System. The average usage per account declined 19.6% to 41 nerve specific electrodes per quarter for the quarter ended June 30, 2008 from 51 nerve specific electrodes per quarter for the quarter ended June 30, 2007.

        Other revenues, which are attributable to the DigiScope, were $365,400 and $204,000 for the three months ended June 30, 2008 and 2007, respectively, an increase of $161,400, or 79.1%. The increase is primarily attributable to an increase in the number of DigiScopes placed in service. On December 26, 2007, we acquired substantially all of the assets of EyeTel, including the rights to the DigiScope. Prior to the acquisition, we had been selling the DigiScope under an exclusive sales and marketing license agreement entered into with EyeTel in October 2006 and had launched our sales and marketing efforts during the first quarter of 2007. Revenues associated with the DigiScope are derived through: (1) eye scan fees; (2) monthly rental fees and (3) installation and training fees.

        Our total revenues were $8.5 million and $11.5 million for the three months ended June 30, 2008 and 2007, respectively, a decrease of $3.0 million, or 26.0%. The decline in our total revenues is attributable to the lower number of NC-stat Systems and consumables sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for nerve conduction studies performed with the NC-stat System.

        We anticipate that revenues for the remainder of 2008 will continue to decline. In the second quarter of 2008, we experienced a decline in revenues of 6.6% from the first quarter of 2008, which we believe primarily resulted from the uncertainty and adverse developments created by the on-going AMA CPT Panel process, the issuance of draft LCDs, final LCDs and coding articles addressing reimbursement for nerve conduction studies and policies issued by commercial payers intended to deter usage or limit the reimbursement for the NC-stat System. These developments and other future reimbursement decisions, including the potential issuance of a Category III CPT code by the AMA CPT Panel, could continue to adversely impact reimbursement for procedures performed using the NC-stat System. Our revenues for the remainder of 2008 are likely to be impacted by (a) the potential issuance of a Category III CPT code by the AMA CPT Panel, unless reversed, appealed, or delayed; (b) the level of reimbursement, if any, established for procedures performed using the NC-stat System by insurance carriers and other third-party payers; (c) the level of reimbursement for procedures performed using the ADVANCE System; (d) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (e) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; and (f) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using our nerve conduction product offerings. Separately, we expect revenues to continue to be positively impacted by expanded sales and marketing efforts for our launch of the ADVANCE System. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the decision to terminate our relationships with independent sales agencies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

Cost of revenues

        Cost of medical equipment revenues decreased to $210,900, or 41.2% of medical equipment revenues, for the three months ended June 30, 2008, as compared to $235,500, or 19.3% of revenues, for the same period in 2007. The decrease in the cost of medical equipment revenues is primarily attributable to the decrease in the number and the average selling price of NC-stat Systems sold. The increase in the cost of medical equipment revenues as a percentage of medical equipment revenues is primarily attributable to the initial placements of the ADVANCE System, which has a higher cost of revenues than the NC-stat System.

        Cost of consumables revenue decreased to $2.1 million, or 27.5% of consumables revenue, for the three months ended June 30, 2008, as compared to $2.7 million, or 26.6% of consumables revenue, for the same period in 2007. The decrease in the cost of consumables revenue is primarily attributable to lower sales volumes. The increase in the cost of consumables revenues as a percentage of consumables revenue is primarily attributable to the decrease in their average selling price.

        Cost of other revenues, which related entirely to the DigiScope, increased to $188,300, or 51.5% of DigiScope revenues, for the three months ended June 30, 2008, as compared to $162,600, or 79.7% of DigiScope revenues, for the same period in 2007.

        The decrease in the cost of other revenues as a percentage of other revenues is primarily the result of how the cost of other revenues is calculated. Prior to the December 26, 2007 acquisition of substantially all of the assets of EyeTel and under the terms of the license agreement in place, our cost of DigiScope revenues was calculated as a percentage of DigiScope revenues. Subsequent to the acquisition, the cost of DigiScope revenues consisted primarily of DigiScope depreciation and royalties on DigiScope revenues due to Johns Hopkins University. This change had a positive impact on the cost of other revenues as a percentage of other revenues and we expect the cost of other revenues as a percentage of other revenues will be lower during the remainder of 2008 as compared to 2007.

        Our overall cost of revenues decreased to $2.5 million, or 29.3% of revenues, for the three months ended June 30, 2008, compared to $3.1 million, or 26.7% for the same period in 2007.

        Our cost of revenues as a percentage of revenues may increase during the remainder of 2008 as compared to the first half of 2008 due to the expected decline in revenues derived from the NC-stat System. Additionally, we expect a further increase in our cost of revenues as a percentage of revenues from our launch of the ADVANCE System, which has a higher cost of revenues as compared with our other products.

Research and Development

        Our research and development, or R&D, expenses include expenses associated with our research, product development, clinical, regulatory and quality assurance departments.

        R&D expenses increased $288,400, or 22.8%, to $1.6 million for the three months ended June 30, 2008 from $1.3 million for the same period in 2007. As a percentage of revenues, R&D expenses were 18.3% and 11.0% for the three months ended June 30, 2008 and June 30, 2007, respectively. The increase in expenses was primarily due to an increase of $230,300 in employee compensation and benefit costs primarily attributable to the employees obtained from EyeTel and to the hiring of additional employees for our product development efforts. Also contributing to the change in expenses are (a) an increase of $33,400 in outside development costs and (b) an increase in $32,400 in license fees, primarily fees paid to the Wilmer Eye Institute at Johns Hopkins University. These increases were offset by a decrease of $19,300 in stock compensation expense.

        We expect our spending on R&D will be relatively unchanged during the remainder of 2008 as compared to the first half of 2008. This amount may vary, however, depending on the opportunities and challenges that arise during the year.

Sales and Marketing

        Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and reimbursement departments.

        Sales and marketing expenses decreased $2.0 million, or 33.3%, to $4.0 million for the three months ended June 30, 2008 from $6.0 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses were 47.3% and 52.5% for the three months ended June 30, 2008 and 2007, respectively. The decrease in expenses was primarily due to (a) a decrease of $833,500 in third-party sales commissions due to our decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force; (b) a decrease of $497,600 in employee compensation and benefit costs (which includes the impact of our restructuring costs) primarily attributable to the decrease in commissions and bonuses resulting from the reduction of the size of our direct sales force during the period; (c) a decrease of $181,600 in advertising costs, largely attributable to a 2007 sales promotion; (d) a decrease of $168,200 in consulting services due to less activity involving our reimbursement matters; (e) decreases of $110,600 in travel expenses and $101,800 in recruiting expenses both attributable to the reduction of our direct sales force; and (f) a decrease of $72,200 in stock compensation expense.

        For the remainder of 2008, we expect sales and marketing expenses to continue to decline as compared to the first half of 2008, primarily resulting from our reduction of our direct sales force to its current level of approximately 30 regional sales managers. However, this may vary, depending primarily on our revenues for 2008. Our direct sales force will focus their sales and marketing efforts of our neuropathy assessment business on sales of the ADVANCE System to specialist physicians with peripheral nerve expertise. We continue to support our NC-stat customer base, work with our existing NC-stat customers in specialty practices to convert them to the ADVANCE System and provide solutions that enable our customers to provide this important diagnostic service to their patients.

General and Administrative

        Our general and administrative expenses include expenses from the executive, finance, administrative, customer service and information technology departments.

        General and administrative expenses increased $1.1 million, or 38.3%, to $4.0 million for the three months ended June 30, 2008 from $2.9 million for the same period in 2007. As a percentage of revenues, general and administrative expenses were 46.7% and 25.0% for the three months ended June 30, 2008 and 2007, respectively. The increase in expenses was primarily due to a second quarter 2007 reversal of a $1.7 million sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties. Also contributing to the increase was an increase of $255,700 in employee compensation and benefit costs primarily attributable to the employees obtained from EyeTel; and an increase of $142,900 in facilities costs primarily from our December 2007 acquisition of EyeTel. These amounts were offset by a decrease of $691,100 in professional fees resulting from decreased legal fees, particularly relating to the government investigations by the OIG and the DOJ that we are subject to, a decrease in bad debt expense of $89,300 and a decrease of $49,300 in stock compensation expense.

        We believe the level of our general and administrative expenses will increase during the remainder of 2008 as a result of our acquisition of EyeTel and will be dependent, in part, upon the expenses incurred for professional and consulting fees relating to the government investigations, legal proceedings and reimbursement matters previously disclosed by us.

Amortization of intangible assets

        Amortization of intangible assets is attributable to (a) the intangible assets recorded in connection with our acquisition of EyeTel in December 2007 and (b) the value of the technology and intellectual property contributed by Cyberkinetics upon formation of PNIR, our newly formed joint venture with Cyberkinetics to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics' Andara (TM) Oscillating Field Stimulator (OFS(TM)) neurostimulation technology platform. The recoverability of our intangible assets is dependent upon our ability to successfully market the DigiScope and to successfully develop marketable products from PNIR, our joint venture with Cyberkinetics. (See Note 6.)

Loss on available-for-sale investment

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

        We review the carrying value of this investment periodically to determine whether an other-than-temporary decline in market value exists. We consider factors such as the length of time the value of the investment has been below its original purchase price, the financial condition of the investee and near-term prospects for the investee's recovery to original purchase price and our intent with regard to the underlying investment. We marked this investment to market as of June 30, 2008 and, taking into account the factors noted above, recorded a $1.4 million charge because we believe the decline in the value of this investment is other-than-temporary. We may record future losses on its Cyberkinetics investment if there is not an improvement in the Cyberkinetics outlook or if the market value of their common stock declines further.

Interest Income

        Interest income was $202,600 and $456,400 for the three months ended June 30, 2008 and June 30, 2007, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, is primarily due to lower average invested balances and lower rates of return.

Minority Interest

        In February 2008, we formed PNIR, a joint venture with Cyberkinetics with 50% ownership held by us and 50% ownership held by Cyberkinetics. The minority interest in the net loss of the joint venture represents 50% of the net loss during the three months ended June 30, 2008, which consists of amortization expense attributable to the $2.1 million contribution of intellectual property made by Cyberkinetics when the joint venture was formed. For the three months ended June 30, 2008, there have been no expenses or cash funding in connection with PNIR other than amortization of the intangible asset.

Comparison of Six Months Ended June 30, 2008 and June 30, 2007

        The following tables present a breakdown of our customers, consumables units used, revenues, costs and expenses and net loss, of which certain columnar subtotal and total amounts found in the tables below may not sum due to rounding:

	12-Month Period Ended June 30,
	2008	2007	Change	% Change
Active NC-stat and ADVANCE customers	5,480	5,401	79	1.5%

	Six Months Ended June 30,
	2008	2007	Change	% Change
Consumables units used (1)	447,600	569,100	(121,500)	(21.4)%

(1)
Includes nerve specific electrodes used with the NC-stat System and the ADVANCE System.

	Six Months Ended June 30,
	2008	2007	Change	% Change
	($ in thousands, except for percentage data)
Revenues:
Medical equipment	$1,262.2	$2,502.4	$(1,240.2)	(49.6)%
Consumables	15,601.3	20,321.1	(4,719.8)	(23.2)
Other	727.6	409.8	317.8	77.6

Total revenues	17,591.1	23,233.3	(5,642.2)	(24.3)
Costs and expenses:
Cost of medical equipment revenues	418.8	466.0	(47.1)	(10.1)
Cost of consumables revenues	4,199.7	5,365.3	(1,165.6)	(21.7)
Cost of other revenues	368.8	331.0	37.9	11.4
Research and development expenses	3,176.8	2,481.8	695.0	28.0
Sales and marketing expenses	9,627.0	11,995.9	(2,368.9)	(19.7)
General and administrative expenses	7,779.6	6,210.9	1,568.7	25.3
Charge for impaired goodwill	5,833.5	—	5,833.5	NA
Amortization of intangible assets	437.5	—	437.5	NA

Total costs and expenses	31,841.8	26,850.8	4,991.0	18.6

Loss from operations	(14,250.6)	(3,617.5)	(10,633.2)	293.9
Loss on available-for-sale investment	(2,057.2)	—	(2,057.2)	NA
Interest income	493.6	949.2	(455.6)	(48.0)

Loss before minority interest	(15,814.2)	(2,668.3)	(13,145.9)	492.7
Minority interest	78.8	—	78.8	NA

Net loss	$(15,735.5)	$(2,668.3)	$(13,067.2)	489.7%

Revenues:

        Medical equipment revenues, (formerly referred to as diagnostic device revenues), consist primarily of sales of NC-stat devices and NC-stat docking stations and ADVANCE devices and relate modules, which we began to market and sell in May 2008, were $1.3 million and $2.5 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $1.2 million, or 49.6%. This decrease is primarily attributable to a lower number of units sold and a decrease in the average selling price, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Medical equipment revenues accounted for 7.2% and 10.8% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

        Consumables revenue, (formerly referred to as biosensor revenues), consists primarily of single use nerve specific electrodes which are used with our NC-stat System and our ADVANCE System, was $15.6 million and $20.3 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $4.7 million, or 23.2%. This decrease is attributable to lower sales of consumables, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Consumables revenue accounted for 88.7% and 87.5% of our total revenues for the six months ended June 30, 2008 and 2007, respectively.

        Our customers used 447,600 nerve specific electrodes and 569,100 nerve specific electrodes in the six months ended June 30, 2008 and 2007, respectively, a decrease of 121,500 nerve specific electrodes, or 21.4%. This decrease in nerve specific electrodes usage is primarily the result of a decline in the average usage per customer. During the 12-month period ending June 30, 2008, a total of 5,480 customers used our NC-stat System compared to 5,401 customers for the same period ending June 30, 2007. This represents a 1.5% year-over-year increase in the number of customers that used our NC-stat System. The average usage per account declined 21.9% to 82 nerve specific electrodes for the six months ended June 30, 2008 from 105 nerve specific electrodes the six months ended June 30, 2007.

        Other revenues, which are attributable to the DigiScope, were $727,600 and $409,800 for the six months ended June 30, 2008 and 2007, respectively, an increase of $317,800, or 77.6%. The increase is primarily attributable to an increase in the number of DigiScopes placed in service as a result of our acquisition of EyeTel in December 2007.

        Our total revenues were $17.6 million and $23.2 million for the six months ended June 30, 2008 and 2007, respectively, a decrease of $5.6 million, or 24.3%. The decline in our total revenues is attributable to the lower number of NC-stat Systems and consumables sold, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for nerve conduction studies performed with the NC-stat System.

Cost of revenues

        Cost of medical equipment revenues decreased to $418,800, or 33.2% of medical equipment revenues, for the six months ended June 30, 2008, as compared to $466,000, or 18.6% of medical equipment revenues, for the same period in 2007. The decrease in the cost of medical equipment revenues is primarily attributable to the decrease in the number and the average selling price of NC-stat Systems sold. The increase in the cost of medical equipment revenues as a percentage of medical equipment revenues is primarily attributable to the initial placements of the ADVANCE System, which has a higher cost of revenues than the NC-stat System.

        Cost of consumables revenue decreased to $4.2 million, or 26.9% of consumables revenue, for the six months ended June 30, 2008, as compared to $5.4 million, or 26.4% of consumables revenue, for the same period in 2007. The decrease in the cost of consumables revenue is primarily attributable to lower sales volumes. The increase in the cost of consumables revenues as a percentage of consumables revenue is primarily attributable to the decrease in their average selling price.

        Cost of other revenues, which related entirely to the DigiScope, increased to $368,800, or 50.7% of DigiScope revenues, for the six months ended June 30, 2008, as compared to $331,000, or 80.8% of DigiScope revenues, for the same period in 2007.

        The decrease in the cost of other revenues as a percentage of other revenues is primarily the result of how the cost of other revenues is calculated. Prior to the December 26, 2007 acquisition of substantially all of the assets of EyeTel and under the terms of the license agreement in place, our cost of DigiScope revenues was calculated as a percentage of DigiScope revenues. Subsequent to the acquisition, the cost of DigiScope revenues consisted primarily of DigiScope depreciation and royalties on DigiScope revenues due to Johns Hopkins University. This change had a positive impact on the cost of other revenues as a percentage of other revenues and we expect the cost of other revenues as a percentage of other revenues will be lower during the remainder of 2008 as compared to 2007.

        Our overall cost of revenues decreased to $5.0 million, or 28.4% of revenues, for the six months ended June 30, 2008, compared to $6.2 million, or 26.5% for the same period in 2007.

Research and Development

        R&D expenses increased $695,000, or 28.0%, to $3.2 million for the six months ended June 30, 2008 from $2.5 million for the same period in 2007. As a percentage of revenues, R&D expenses were 18.1% and 10.7% for the six months ended June 30, 2008 and 2007, respectively. The increase in expenses was primarily due to an increase of $427,400 in employee compensation and benefit costs primarily attributable to the employees obtained from EyeTel and to the hiring of additional employees for our product development efforts. Also contributing to the change in expenses are (a) an increase of $97,500 in outside development costs; (b) an increase in $64,500 in license fees, primarily fees paid to the Wilmer Eye Institute at Johns Hopkins University; (c) an increase of $53,600 in recruiting expenses attributable the hiring of additional employees; and (d) an increase of $21,000 in stock-based compensation expense.

Sales and Marketing

        Sales and marketing expenses decreased $2.4 million, or 19.7%, to $9.6 million for the six months ended June 30, 2008 from $12.0 million for the same period in 2007. As a percentage of revenues, sales and marketing expenses were 54.7% and 51.6% for the six months ended June 30, 2008 and 2007, respectively. The decrease in expenses was primarily due to (a) a decrease of $1.7 million in third-party sales commissions due to our decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force; (b) a decrease of $231,200 in advertising costs, largely attributable to a 2007 sales promotion; (c) decreases of $190,100 in recruiting expenses and $26,800 in travel expenses both attributable to the reduction of our direct sales force; (d) a decrease of $127,200 in consulting services due to less activity involving our reimbursement matters; and (e) a decrease of $103,600 in stock compensation expense.

General and Administrative

        General and administrative expenses increased $1.6 million, or 25.3%, to $7.8 million for the six months ended June 30, 2008 from $6.2 million for the same period in 2007. As a percentage of revenues, general and administrative expenses were 44.2% and 26.7% for the six months ended June 30, 2008 and 2007, respectively. The increase in expenses was primarily due to a second quarter 2007 reversal of a $1.7 million sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties. Also contributing to the increase was an increase of $570,100 in employee compensation and benefit costs primarily attributable to the employees obtained from EyeTel; and an increase of $193,300 in facilities costs primarily from our December 2007 acquisition of EyeTel. These amounts were offset by a decrease of $381,200 in professional fees resulting from decreased legal fees, particularly relating to the government investigations by the OIG and the DOJ that we are subject to and a decrease in bad debt expense of $418,300.

Charge for impaired goodwill

        We are required to perform impairment tests related to our goodwill under Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, annually and whenever events or changes in circumstances suggest that the carrying value of an asset may not be recoverable, such as the decline in the market capitalization of our common stock that occurred during the first quarter of 2008. EyeTel's operations were incorporated into our one segment and we determined that we are comprised of a single reporting unit for goodwill impairment testing. Subsequent to the AMA CPT Panel meeting in February 2008, our common stock price declined significantly such that as of March 31, 2008, our publicly traded market value was below our net book value. We determined that an interim goodwill impairment test was required. As the net book value of our assets exceeded the enterprise value, we performed step two of the SFAS No. 142 impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including our recently acquired EyeTel and PNIR intangibles. We determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8M to write off goodwill during the first quarter of 2008.

Amortization of intangible assets

        Amortization of intangible assets is attributable to (a) the intangible assets recorded in connection with our acquisition of EyeTel in December 2007 and (b) the value of the technology and intellectual property contributed by Cyberkinetics upon formation of PNIR, our newly formed joint venture with Cyberkinetics to develop and commercialize a therapeutic product for peripheral nerve injury based on Cyberkinetics' Andara (TM) Oscillating Field Stimulator (OFS(TM)) neurostimulation technology platform. The recoverability of our intangible assets is dependent upon our ability to successfully market the DigiScope and to successfully develop marketable products from PNIR, our joint venture with Cyberkinetics. (See Note 6.)

Loss on available-for-sale investment

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

        We review the carrying value of this investment periodically to determine whether an other-than-temporary decline in market value exists. We consider factors such as the length of time the value of the investment has been below its original purchase price, the financial condition of the investee and near-term prospects for the investee's recovery to original purchase price and our intent with regard to the underlying investment. We marked this investment to market as of June 30, 2008 and, taking into account the factors noted above, have recorded year to date charges of $2.1 million because we believe the decline in the value of this investment is other-than-temporary.. We may record future losses on its Cyberkinetics investment if there is not an improvement in the Cyberkinetics outlook or if the market value of their common stock declines further.

Interest Income

        Interest income was $493,600 and $949,200 for the six months ended June 30, 2008 and June 30, 2007, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the six months ended June 30, 2008, as compared to the same period a year ago is primarily due to lower average invested balances and lower rates of return.

Minority Interest

        In February 2008, we formed PNIR, a joint venture with Cyberkinetics with 50% ownership held by us and 50% ownership held by Cyberkinetics. The minority interest in the net loss of the joint venture represents 50% of the net loss during the three months ended June 30, 2008, which consists of amortization expense attributable to the $2.1 million contribution of intellectual property made by Cyberkinetics when the joint venture was formed. For the six months ended June 30, 2008, there have been no expenses or cash funding in connection with PNIR other than amortization of the intangible asset.

Liquidity and Capital Resources

        Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of June 30, 2008, the weighted average maturity of our cash equivalents and short-term held-to-maturity investments was 43 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and manage our investments in inventories and other components of working capital. A decrease in demand for our products or unanticipated increases in our operating costs or investments in inventories and other components of working capital, would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	June 30, 2008	December 31, 2007	Change	% Change
	($ in thousands)
Cash and cash equivalents	$13,513.9	$7,097.2	$6,416.6	90.4%
Short-term held-to-maturity investments	9,257.9	22,621.7	(13,363.8)	(59.1)

Total cash, cash equivalents and short-term held-to-maturity investments	$22,771.8	$29,718.9	$(6,947.2)	(23.4)%

        During the first six months of 2008, our cash and cash equivalents and short-term held-to-maturity investments decreased by $6.9 million, primarily due to $7.9 million of cash used in operations and $239,300 of cash used for capital expenditures, offset partially by a release of $1.0 million of restricted cash resulting from the February 2008 amendment to our property lease and $94,700 of proceeds received from the issuance of common stock under our employee stock purchase plan. Our property lease, originally entered into at the beginning of January 2001 and which was scheduled to expire on March 31, 2009, was amended to extend the term of the lease for a period of an additional four years. In connection with this amendment, the amount of the irrevocable standby letter of credit, we are required to maintain, stating the lessor as the beneficiary, was reduced from $1,430,000 to $400,000. The letter of credit must be secured by a certificate of deposit in an amount equal to 102% of the letter of credit as a security deposit. The certificate of deposit is renewable annually.

        In managing our working capital, two of the financial measurements we monitor are days' sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the three month periods ended June 30, 2008 and June 30, 2007 and the year ended December 31, 2007:

	Three Months Ended June 30,
			Year Ended December 31, 2007
	2008	2007
Days' sales outstanding (days)	54	51	54
Inventory turnover rate (times per year)	1.6	2.5	2.7

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. At June 30, 2008, we experienced no change in our DSO which was 54 days at December 31, 2007. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor's invoice.

        Our inventory turnover for the quarter ended June 30, 2008 was 1.6 times, compared with 2.7 times for the year ended December 31, 2007. The decrease in the inventory turnover rate for the quarter ended June 30, 2008 as compared to the year ended December 31, 2007 was primarily due to decreased demand for the NC-stat System and an increase in inventories of consumables. In addition, as of June 30, 2008, we have approximately $3.2 million in inventories of the ADVANCE System.

        The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash used in operating activities	$(7,890.7)	$(3,219.3)
Net cash provided by investing activities	14,213.7	(79.3)
Net cash provided by financing activities	93.7	166.8

        Our operating activities used $7.9 million and $3.2 million in the six months ended June 30, 2008 and 2007, respectively. In the first half of 2008, a net loss of $15.7 million and a net use of cash of approximately $2.3 million for our investment in working capital were offset by $10.1 million in non-cash items, mainly a $5.8 million charge for the impairment of goodwill, $2.1 million in charges for other-than-temporary impairments in the value of our investment in Cyberkinetics common stock and compensation expense associated with stock options of $1.4 million. The primary drivers for the uses of cash in our investment in working capital during the first half of 2008 were a decrease in accounts payable and accrued expense of $1.6 million primarily due to decreased legal and commission expenses, an increase in our inventories of $791,000, primarily related to an increase in consumables inventories and an increase in prepaid expenses of $362,100, consisting primarily of progress payments to our DigiScope supplier. These items were partially offset by a $652,100 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues. In the first half of 2007, a net loss of $2.7 million and a net use of cash of approximately $2.7 million for our investment in working capital was offset by $2.1 million in non-cash items, mainly compensation expense associated with stock options. The primary drivers for the uses of cash in our investment in working capital were a decrease in accrued expenses of $2.1 million due primarily to the reversal of $1.7 million of sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties and an increase in our inventories of $1.6 million primarily for the production of the ADVANCE System. These items were partially offset by a $982,600 decrease in accounts receivable, excluding the provision for doubtful accounts, due to a decline in revenues.

        As a result of the decline in revenues and increase in expenses, we incurred a net loss in the first half of 2008 and we expect to experience net losses for the remainder of 2008. This has had and will likely continue to have an adverse impact on our cash flows from operating activities for the remainder of 2008.

        Our investing activities provided $14.2 million and used $79,300 of cash in the six months ended June 30, 2008 and 2007, respectively. In the first half of 2008, $14.5 million in investment maturities and the release of $1.1 million of restricted cash provided cash which was partially offset by $1.1 million in investment purchases and $239,300 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products. In the first half of 2007, $17.9 million in investment maturities provided cash which was offset by $17.8 million in investment purchases and $163,600 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products.

        During 2008, we expect to continue to maintain our cash and investments in money market funds and short-term investment vehicles. Additionally, we have agreed to fund up to the first $2.0 million in expenses in connection with PNIR, our joint venture with Cyberkinetics, over the course of the next two years and we have a potential commitment to purchase an additional $1.25 million of Cyberkinetics common stock pursuant to a warrant that we must exercise in certain circumstances. The warrant has a term of five years, but will be required to be exercised if Cyberkinetics receives FDA approval of a HDE filing for the Andara OFS device for acute spinal cord injuries by December 31, 2008. As of June 30, 2008, there have been no expenses or cash funding in connection with PNIR other than amortization of the intangible asset.

        Our financing activities provided $93,700 and $166,800 of cash in the six months ended June 30, 2008 and 2007, respectively. Cash provided by financing activities in the first half of 2008 represented the proceeds from the issuance of shares under our employee stock purchase plan and exercise of stock options offset by payments on a capital lease. Cash provided by financing activities in the first half of 2007 represented the proceeds from the issuance of shares under our employee stock purchase plan and exercise of stock options.

        We expect to continue to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our existing capital resources, including cash and cash equivalents and short-term investments, as of June 30, 2008 are sufficient to finance our ongoing operations through the end of 2009, including the anticipated operating expenses and capital expenditures described above. However, our business is currently facing significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes in our estimated future revenues, changes we make to our ongoing operating expenses, future changes in our business strategy, decisions we make regarding the size of our sales force and the magnitude of our sales and marketing programs, research and development spending plans, the outcome of the DOJ investigation that we are currently subject to, and other items affecting our level of expenditures and our use of existing cash and cash equivalents and short-term investments. Accordingly, we may need to raise additional funds to support our operating and capital needs. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities or other operations and potentially delay our product development efforts. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through additional credit lines or other debt financing sources to increase the funds we have available to us to fund our operations. However, there are no assurances that we will be able to secure such financing on favorable terms, if at all.

        To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of June 30, 2008, we did not have any off-balance sheet financing arrangements.

  New Accounting Pronouncements

        In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS No. 162 is effective 60 days following the SEC's approval of PCAOB Auditing Standard No. 6, "Evaluating Consistency of Financial Statements" ("AS/6"). We do not expect the adoption of SFAS No. 162 to have any effect on our financial position, results of operations or cash flows.

        In April 2008, the FASB issued Staff Position ("FSP") SFAS No.142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS No. 142-3"). FSP SFAS No. 142-3 amends SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and other U.S. GAAP. FSP SFAS No. 142-3 is effective for fiscal years beginning after December 15, 2008. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively for intangibles acquired after the adoption date. Certain disclosure requirements will impact existing intangibles. We are currently evaluating the impact of the adoption of FSP SFAS No. 142-3.

        In December 2007, the FASB, issued SFAS, No. 160, "Noncontrolling Interests in Consolidated Financial Statements", or SFAS No. 160. SFAS No. 160 requires that noncontrolling interests be reported as stockholders equity, a change that will affect financial statement presentation of minority interests in its consolidated subsidiaries. SFAS No. 160 also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary as long as that ownership change does not result in deconsolidation. SFAS No. 160 is required to be applied prospectively in 2009, except for the presentation and disclosure requirements which are to be applied retrospectively. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Except for certain reclassifications required upon adoption of SFAS No. 160 and subject to change in ownership of PNIR, our joint venture, if any, we do not expect the adoption of SFAS No. 160 to have a material impact to our financial position, results of operations or cash flows.

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

SFAS No. 157 emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own fair value assumptions as the lowest level. SFAS No. 157 is effective for our assets and liabilities as of January 1, 2008. In February 2008, the FASB issued FASB Statement of Position, or FSP No. 157-2 "Partial Deferral of the Effective Date of Statement 157," or FSP No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financials statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 did not have a material effect on our financial position, results of operations or its cash flows.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Quarterly Report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan", "hope" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products and our collaborators' products; our ability to manage growth or declines in our business; obtaining necessary regulatory approvals, including regulatory approval for the onCall Information System; our reliance on third-party manufacturers and suppliers; reimbursement by third-party payers to our customers for procedures performed using our products; potential limitations on the reimbursement for procedures performed using the NC-stat System and/or the ADVANCE System as a result of the AMA CPT editorial panel process; compliance with applicable quality control and manufacturing standards; our ability to retain key management and scientific personnel; delays in the development of new products or to planned improvements to our or our collaborators' products; effectiveness of our or our collaborators' products compared to other medical device products; protection of our or our collaborators' intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties; the potential violation of federal or state laws prohibiting "kickbacks" and false or fraudulent claims or adverse affects of challenges to or investigations into the Company's practices under these laws, including the investigation by the Office of the Inspector General within the Department of Health and Human Services and the United States Department of Justice that we are subject to; product liability lawsuits or claims that may be brought against us; competition; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our or our collaborators' products; our capital and financing needs; our successful integration of any acquired businesses or products; international business risks; and the other factors described in the section of our Annual Report on Form 10-K titled "Item 1A. Risk Factors," as updated in Part II, Item1A of this Quarterly Report on

Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued expenses and long-term obligations. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments and long-term investments with a maturity of eighteen months or less and maintain an average maturity of twelve months or less. We do not believe that a 10% change in interest rates would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.    Controls and Procedures

  (a)
  Evaluation of disclosure controls and procedures.

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Treasurer (Principal Financial Officer), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2008. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Treasurer (Principal Financial Officer), to allow timely decisions regarding required disclosures.

        Based upon the evaluation described above, our Chief Executive Officer and Treasurer (Principal Financial Officer) have concluded that they believe our disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may periodically make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

  (b)
  Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        On April 22, 2008, a putative shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of current and former directors and officers of the Company. The complaint alleges, among other things, that, between August 2004 and the dates the actions were filed, the defendants engaged in the same conduct alleged in the putative securities class actions, causing the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiffs are seeking various forms of monetary and non-monetary relief. The Company believes that the claims in this case are without merit and will vigorously contest the lawsuit.

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

Item 1A.    Risk Factors

        There have been no material changes in the risk factors described in "Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2007, except as set forth below and to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

Adverse developments regarding Cyberkinetics' business or financial condition may adversely impact the value of our investment in, and our joint venture with, Cyberkinetics.

        Cyberkinetics, in its Form 10-Q filed on May 15, 2008, disclosed that if, before the end of September 2008, it has not been successful in raising additional capital and it has not received approval from the FDA of its HDE filing for the Andara OFS device for acute spinal cord injuries, thereby triggering the required exercise of the warrant held by us, it may be required to cease operations or seek bankruptcy protection. If Cyberkinetics is required to cease operations or seek bankruptcy protection, or if other adverse developments relating to its business or financial condition occur, the value of our investment in, and our joint venture with, Cyberkinetics could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders held on May 22, 2008, our stockholders voted as follows:

  (a)
  To elect one member to the Board of Directors as Class I Director, to serve until the Company's 2011 annual meeting of stockholders and until his successor is duly elected and qualified or until his earlier resignation or removal.

Nominee	Vote "For"	Vote Withheld
Allen J. Hinkle, M.D.	9,038,318	716,877

        There were no broker non-votes or abstentions with respect to this matter. The terms in office of Shai N. Gozani, M.D., Ph.D., Charles R. LaMantia, David E. Goodman, M.D. and W. Mark Lortz continued after the annual meeting.

  (b)
  To approve the Company's Second Amended and Restated 2004 Stock Option and Incentive Plan to, among other things, increase the number of shares of the Company's common stock, $0.0001 par value per share, reserved for issuance thereunder by 1,000,000 shares.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
3,467,180	681,681	472,672	5,133,662
  (c)
  To ratify the selection of PricewaterhouseCoopers LLP to serve as our independent auditors for the year ending December 31, 2008.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
9,710,738	44,057	400	—

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

NEUROMETRIX, INC.
Date: August 8, 2008	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chief Executive Officer and President
/s/ JOSEPH A. CALO Joseph A. Calo Treasurer (Principal Financial Officer)

 Exhibit Index

10.1	Separation Agreement between NeuroMetrix, Inc. and Gary L. Gregory dated May 1, 2008.(1)
10.2	Second Amended and Restated 2004 Stock Option and Incentive Plan.(2)
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(1)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on May 2, 2008.

(2)
Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.'s Proxy Statement on Schedule 14A filed on April 25, 2008.

QuickLinks

INDEX
  PART I
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