Form 10-Q
period 2009-03-31
NeuroMetrix, Inc.
filed 2009-05-15
CIK 1289850

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,946,554 shares of common stock, par value $0.0001 per share, were outstanding as of April 30, 2009.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2009

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,919,556	$12,302,284
Short-term held-to-maturity investments	9,995,000	7,495,000
Accounts receivable, net of allowance for doubtful accounts of $650,000 at March 31, 2009 and December 31, 2008	3,565,126	3,660,848
Inventories	5,120,860	5,606,807
Prepaid expenses and other current assets	519,158	313,795
Current portion of deferred costs	215,552	263,755

Total current assets	25,335,252	29,642,489
Restricted cash	408,000	408,000
Fixed assets, net	1,047,123	1,073,176
Intangible assets, net	332,500	—
Deferred costs	100,216	116,972
Other long-term assets	179,016	137,705

Total assets	$27,402,107	$31,378,342

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,078,714	$201,275
Accrued compensation	990,278	1,335,430
Accrued expenses	1,594,510	5,386,699
Current portion of deferred revenue	945,993	1,057,215
Current portion of capital lease obligation	24,266	29,748

Total current liabilities	4,633,761	8,010,367
Deferred revenue, net of current portion	462,016	483,365
Capital lease obligation, net of current portion	56,820	52,059

Total liabilities	5,152,597	8,545,791

Commitments and contingencies (Notes 8 and 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,946,554 and 13,858,797 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,395	1,386
Additional paid-in capital	113,260,257	112,626,802
Accumulated deficit	(91,012,142)	(89,795,637)

Total stockholders' equity	22,249,510	22,832,551

Total liabilities and stockholders' equity	$27,402,107	$31,378,342

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended March 31,
	2009	2008
		(Consolidated)
Revenues:
Medical equipment	$698,969	$749,904
Consumables	6,126,609	7,985,787

Total revenues	6,825,578	8,735,691
Cost of revenues	1,940,388	2,315,920

Gross margin	4,885,190	6,419,771
Operating expenses:
Research and development	1,321,762	1,466,004
Sales and marketing	2,520,514	5,493,962
General and administrative	2,332,090	3,366,375
Charge for impaired goodwill	—	5,833,464

Total operating expenses	6,174,366	16,159,805

Loss from operations	(1,289,176)	(9,740,034)
Loss on available-for-sale investment	—	(656,019)
Interest income	72,671	291,025
Other income	—	26,250

Loss from continuing operations	(1,216,505)	(10,078,778)
Loss from discontinued operations	—	(728,739)

Net loss	$(1,216,505)	$(10,807,517)

Per common share data, basic and diluted:
Loss from continuing operations	$(0.09)	$(0.74)
Loss from discontinued operations	—	(0.05)

Net loss	$(0.09)	$(0.79)

Weighted average number of common shares outstanding, basic and diluted	13,904,626	13,690,134

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
	2009	2008
		(Consolidated)
Cash flows from operating activities:
Net loss	$(1,216,505)	$(10,807,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,532	427,033
Stock-based compensation	483,351	646,466
Provision for doubtful accounts	83,695	31,956
Amortization of discount on investments	—	(25,820)
Loss on available-for-sale investment	—	656,019
Provision for inventory obsolescence	102,911	—
Goodwill impairment	—	5,833,464
Other income	—	(26,250)
Changes in operating assets and liabilities:
Accounts receivable	12,027	376,744
Inventories	383,036	(618,910)
Prepaid expenses and other current assets	(205,363)	(460,021)
Other long-term assets	(41,311)	(13,770)
Accounts payable	877,439	(72,562)
Legal settlement	(3,705,866)	—
Accrued expenses and compensation	(431,475)	(44,028)
Other liabilities	4,295	(14,546)
Deferred revenue and deferred costs	(67,612)	(26,233)

Net cash used in operating activities	(3,569,846)	(4,137,975)

Cash flows from investing activities:
Purchases of investments	(2,500,000)	(1,050,598)
Maturities of investments	—	8,000,000
Purchases of fixed assets	(107,979)	(71,958)
Purchase of technological and intellectual property	(350,000)	—
Release of restricted cash	—	1,050,598

Net cash (used in) provided by investing activities	(2,957,979)	7,928,042

Cash flow from financing activities:
Proceeds from issuance of common stock	150,113	—
Payments on capital lease	(5,016)	(3,225)

Net cash provided by (used in) financing activities	145,097	(3,225)

Net (decrease) increase in cash and cash equivalents	(6,382,728)	3,786,842
Cash and cash equivalents, beginning of period	12,302,284	7,097,239

Cash and cash equivalents, end of period	$5,919,556	$10,884,081

Supplemental disclosure of noncash investing activities:
Contribution of intangible asset to joint venture by Cyberkinetics Neurotechnology Systems, Inc.	$—	$2,100,000

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2009

1. Business and Basis of Presentation

Business

        NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a science-based healthcare company transforming patient care through neurotechnology. To date, the Company's focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. The Company markets systems for the performance of nerve conduction studies and needle electromyography procedures. The Company's product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control and the treatment of focal neuropathies. The Company is also developing neurostimulation-based devices that promote nerve fiber regeneration in acute peripheral nerve and spinal cord injuries.

        The Company expects that existing cash, cash equivalents and short term investments will be sufficient to finance its ongoing operations into the second half of 2010. The Company is currently facing challenges and uncertainties and, as a result, the Company's available capital resources may be consumed more rapidly than currently expected due to (a) the overall reduction in healthcare capital purchasing; (b) changes in estimated future revenues; (c) changes the Company makes to its ongoing operating expenses; (d) future changes in the Company's business strategy; (e) decisions the Company makes regarding the size of its sales force and the magnitude of its sales and marketing programs; (f) research and development spending plans; (g) the outcome of the class action and shareholder derivative lawsuits that the Company is currently subject to; and (h) other items affecting the Company's forecasted level of expenditures and use of existing cash and cash equivalents and short term investments. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, there are no assurances that the Company will be able to secure such financing on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities or other operations and potentially delay product development efforts in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

        The accompanying unaudited balance sheet as of March 31, 2009, unaudited statements of operations for the quarters ended March 31, 2009 and 2008 (consolidated) and the unaudited statements of cash flows for the quarters ended March 31, 2009 and 2008 (consolidated) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position and operating results. Certain amounts previously reported have been reclassified in order to conform to the current period's presentation. Operating results for the quarter ended March 31, 2009 are not

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

1. Business and Basis of Presentation (Continued)

necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K (File No. 001-33351). The accompanying balance sheet as of December 31, 2008 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        During the review of the Company's financial statements for the quarter ended March 31, 2009, the Company identified certain accounting errors in its prior period financial statements that individually and in the aggregate are not material to its financial statements taken as a whole for any related prior periods, the current period, and the projected 2009 results. The correction of these errors, recorded in the quarter ended March 31, 2009, resulted in a $234,000 decrease in operating expenses. If the errors were recorded in the periods during which they occurred, net loss from operations would have decreased by $120,000 for the year ended December 31, 2008 and $114,000 for the year ended December 31, 2007.

Revenues

        Medical equipment revenues consist of the NC-stat and ADVANCE devices, related modules, and extended service agreement revenues. Revenues associated with the sale of the NC-stat and ADVANCE monitors are recognized upon shipment provided that the fee is fixed or determinable, evidence of a persuasive arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable and no continuing obligations exist. The revenues from the sale of a NC-stat docking station as well as the ADVANCE communication hub together with access to the onCall Information System are considered one unit of accounting and deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the onCall Information System, which is the shorter of the estimated customer relationship period or the estimated useful life of the docking station, currently three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. The Company recognizes revenues associated with installation and training services related to NC-stat and ADVANCE Systems sales upon completion of the service. The fair value of the installation and training is based on hourly service billing rates. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

        Consumables revenues consists of single use nerve specific electrodes, which are used with the Company's NC-stat System and its ADVANCE System, EMG concentric needles, which are only used with its ADVANCE System, and other accessories. Consumables revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

        Certain product sales are made with a 30-day right of return. Since the Company can reasonably estimate future returns, the Company recognizes revenues associated with product sales that contain a right of return upon shipment and at the same time reduces revenue by the amount of estimated returns under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 48, Revenue Recognition When Right of Return Exists.

        Proceeds received in advance of product shipment are recorded as deferred revenues.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

1. Business and Basis of Presentation (Continued)

Principles of Consolidation

        The consolidated financial statements for the three months ended March 31, 2008 reflect the Company's financial statements and those of PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, a joint venture with Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics. In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, or FIN 46(R), the Company consolidates variable interest entities in which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation. The joint venture was dissolved in January 2009, effective as of December 31, 2008, and was deconsolidated from the Company's financial statements at that date.

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

2. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. In November 2007, the Company made an investment of $2.5 million in shares of Cyberkinetics common stock and accounted for this investment as an available-for-sale security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For the quarter ended March 31, 2008, the Company reassessed its investment in Cyberkinetics and based on the outlook for Cyberkinetics and the period of time that the common stock of Cyberkinetics had traded below the price paid by the Company for its investment, recognized a loss of $656,019 due to an impairment in the value of the investment that the Company determined was other-than-temporary. As of December 31, 2007, the Company had recognized a temporary loss of $1,441,745. Cyberkinetics, in its Form 8-K filed on November 3, 2008, disclosed that its existing cash and cash equivalents were only sufficient to meet their projected operating requirements for approximately 30 days. As Cyberkinetics was in the process of winding down operations, the value of the Company's investment in Cyberkinetics

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

2. Comprehensive Loss (Continued)

was further adversely affected. The investment was considered to be fully impaired as of December 31, 2008.

	Quarter Ended March 31,
	2009	2008
		(Consolidated)
Comprehensive loss:
Net loss	$(1,216,505)	$(10,807,517)
Other comprehensive income:
Unrealized gain on available-for-sale investment	—	785,726
Realized loss on available-for-sale investment	—	656,019

Other comprehensive income	—	1,441,745

Comprehensive loss	$(1,216,505)	$(9,365,772)

3. Net Loss Per Common Share

        The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding.

        The following potentially dilutive common shares were excluded from the calculation of diluted net loss per common share because their effect was antidilutive for each of the periods presented:

	Quarter Ended March 31,
	2009	2008
Options outstanding	3,004,788	1,802,742

4. Inventories

        Inventories consist of the following:

	March 31, 2009	December 31, 2008
Purchased components	$1,565,686	$1,640,967
Finished goods	3,555,174	3,965,840

	$5,120,860	$5,606,807

5. Goodwill and Intangible Assets

Goodwill

        As a result of the December 2007 acquisition of substantially all of the assets of EyeTel Imaging, Inc., or EyeTel, and their product, the DigiScope, a product used for the detection of eye disorders such as diabetic retinopathy, an eye disease prevalent in patients with diabetes, the Company recorded approximately $5.8 million of goodwill on its balance sheet at December 31, 2007. In

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

5. Goodwill and Intangible Assets (Continued)

accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 142, the Company is required to assess the realizability of goodwill annually, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The operations of EyeTel were incorporated into the Company's one segment and the Company determined that it is comprised of a single reporting unit for goodwill impairment testing. Subsequent to the American Medical Association CPT Panel meeting in February 2008, the Company's common stock price declined significantly such that as of March 31, 2008, the Company's publicly traded market value was below its net book value. Based on this, the Company determined that an interim goodwill impairment test was required. As the net book value of the Company's assets exceeded the enterprise value, the Company performed step two of its SFAS No. 142 impairment test in which it assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including its recently acquired EyeTel and PNIR intangible assets. The Company determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, the Company recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Intangible Assets

        In February 2008, the Company formed PNIR, a joint venture with Cyberkinetics with initial ownership of 50% by the Company and 50% by Cyberkinetics. Cyberkinetics contributed $2.1 million of intellectual property when the joint venture was formed. Research and development expenses for the quarter ended March 31, 2008 included amortization of this intellectual property of $52,500. The joint venture was dissolved in January 2009, effective as of December 31, 2008, and was deconsolidated from the Company's financial statements at that date.

        In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The assets acquired in January 2009 include all of Cyberkinetics' rights and regulatory filings for the Andara™ Oscillating Field Stimulator (OFS™) technology for treatment of acute spinal cord injury, an investigational device designed to stimulate spinal cord repair and restore sensation; the rights to develop and commercialize a therapeutic product for peripheral nerve injury based on the Andara OFS neurostimulation technology; development and commercialization rights to certain derivatives of the pharmacological agent 4-aminopyridine that may have an alternative future use in central and peripheral nervous system injury and disease; and certain other intellectual property and technology, which has been capitalized. The Company had previously pursued some of these product development efforts through the PNIR joint venture. Accumulated amortization on these intangible assets at March 31, 2009 was $17,500.

        The Company amortizes its intangible assets using the straight-line method over their estimated economic lives, which is estimated to be five years.

        The estimated future amortization expense for intangible assets as of March 31, 2009 is as follows:

Estimated Amortization Expense
2009 (remaining nine months)	$52,500
2010	70,000
2011	70,000
2012	70,000
2013	70,000

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

6. Other Balance Sheet Items

        Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Professional services	$543,362	$470,857
Sales taxes	198,842	325,847
Legal settlements	—	3,705,866
Other	852,306	884,129

	$1,594,510	$5,386,699

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

        The following is a rollforward of the Company's accrued warranty liability for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31,
	2009	2008
Balance at beginning of period	$136,170	$251,948
Accrual for warranties	2,564	181,043
Settlements made	(75,853)	(180,525)

Balance at end of period	$62,881	$252,466

7. Commitments and Contingencies

Operating Lease

        In February 2008, the Company amended the Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space. The amendment extended the term of the lease through March 31, 2013. Base rent for the period April 2009 through March 2013 was reduced from $930,000 annually to a range of $675,000 to $765,000 annually.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

7. Commitments and Contingencies (Continued)

        Future minimum lease payments under noncancelable operating leases as of March 31, 2009 are as follows:

2009 (remaining nine months)	$506,250
2010	697,500
2011	727,500
2012	757,500
2013	191,250

Total minimum lease payments	$2,880,000

8. Fair Value Measurements

        The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations, or cash flows.

        In accordance with the provisions of FSP No. 157-2, the Company elected to defer implementation of SFAS No. 157 as it related to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. Effective this quarter, the Company implemented SFAS No. 157 for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company's non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact its financial position, results of operations, or cash flows.

        SFAS No. 157 could impact future periods. In addition, the Company may have additional disclosure requirements in the event the Company completes an acquisition or incurs an impairment of its assets in future periods.

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

8. Fair Value Measurements (Continued)

        The following table provides fair value measurement information for the Company's major categories of financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$5,065,475	$5,065,475	$—	$—

Total	$5,065,475	$5,065,475	$—	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,992,107	$8,992,107	$—	$—

Total	$8,992,107	$8,992,107	$—	$—

9. Legal Matters

        As previously disclosed in the Company's filings with the Securities and Exchange Commission, or SEC, pursuant to Section 13 or 15(d) under the Securities Act, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleges, among other things, that between October 27, 2005 and February 12, 2008, defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs are seeking unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. In March 2009, the parties mutually agreed to participate in mediation to attempt to resolve the litigation, and the court entered an order staying the proceedings until the mediation is complete. A mediation is currently scheduled for June 2009.

        As previously disclosed in the Company's filings with the SEC pursuant to Section 13 or 15(d) under the Securities Act, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of its current and former directors and officers. The complaint alleges, among other things, that, between August 2004 and the date the action was filed, the defendants engaged in the same conduct alleged in the putative securities class actions, causing the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiffs are seeking

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

9. Legal Matters (Continued)

various forms of monetary and non-monetary relief. In March 2009, the parties agreed to participate in mediation to attempt to resolve the litigation, currently scheduled for June 2009.

        The litigation process is inherently uncertain and the Company cannot predict the ultimate outcome of these investigations. The Company is unable to determine when these matters will be resolved or whether any additional areas of inquiry will be opened, or any outcome of these matters and accordingly these financial statements do not include any amounts related to the outcome of these matters. Any resulting fines, penalties, additional government oversight or program exclusions, could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.

        On February 9, 2009, the Company announced that it had reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of the Company's past sales and marketing practices relating to its NC-stat System.

        As part of the resolution, the Company entered into a Deferred Prosecution Agreement, or the Deferred Prosecution Agreement, dated February 5, 2009, with the DOJ related to its operation of marketing referral programs. Pursuant to the Deferred Prosecution Agreement, the Company agreed to a $1.2 million payment, and the DOJ has agreed not to prosecute the Company in return for compliance with the terms of the three-year Deferred Prosecution Agreement.

        In addition, the Company entered into a civil Settlement Agreement, or the Settlement Agreement, dated February 9, 2009, with the DOJ and OIG. The Settlement Agreement involves the referral programs and allegations that, where physicians performed a nerve conduction study using the NC-stat System and did not obtain an F-wave measurement, in limited circumstances, the Company caused physicians to seek reimbursement using the slightly higher valued 95903 CPT code payable for nerve conduction studies where an F-wave measurement is obtained, rather than the 95900 CPT code. While the Company did not admit to the allegations with respect to the F-wave coding issue, the Company agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity Agreement with OIG. The Company remains fully eligible to participate in all federal healthcare programs.

10. Joint Venture with Cyberkinetics

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

        The joint venture was considered to be a variable interest entity under the provisions of FIN 46(R). The Company had determined that it was the primary beneficiary based on a review of the relative economic risks of the two parties to the joint venture. As a result, the Company had consolidated the joint venture and recorded the $2.1 million contribution of technology and intellectual property by Cyberkinetics to intangible assets. The joint venture was dissolved in January 2009,

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

10. Joint Venture with Cyberkinetics (Continued)

effective as of December 31, 2008, and was deconsolidated from the Company's financial statements at that date.

        Cyberkinetics had agreed to nominate and recommend to their stockholders for election to their board of directors a representative designated by the Company. Dr. Shai Gozani M.D. Ph.D., our Chief Executive Officer and President, had been named as our initial designee. The former president of Cyberkinetics joined the Company's Board of Directors in April 2009.

11. Discontinued Operations

        On September 30, 2008, as part of the Company's ongoing focus on cost-efficiencies in all areas of its business, and its refocused efforts towards its core business, which is the sale of the ADVANCE System and support for its existing NC-stat System customers, the Company approved a plan for the closure of its facility in Columbia, Maryland and to discontinue sales and support of DigiScopes and DigiScope related services, effective November 1, 2008. On November 7, 2008, the Company sold substantially all of the assets related the DigiScope business to Advanced Diagnostics, LLC in exchange for assuming certain identified commitments of approximately $400,000 and a cash payment of $50,000. The CEO and President of Advanced Diagnostics, LLC is a former executive of the Company's who continued to receive payments under a separation agreement with the Company through February 2009.

        The Company has classified the results of operations of the Digiscope activity as discontinued operations in the accompanying financial statements, for all periods presented. The loss from discontinued operations for the quarter ended March 31, 2008 consists of the following:

Net revenue	$362,264
Cost of goods sold	(180,496)
Research and development	(208,226)
Sales and marketing	(116,286)
General and administrative	(445,995)
Amortization of intangibles	(140,000)

Net loss from discontinued operations	$(728,739)

        There was no activity for Digiscope for the quarter ended March 31, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements." Unless the content otherwise requires, all references to "we", "us", the "Company" or "NeuroMetrix" in this Quarterly Report on Form 10-Q refers to NeuroMetrix, Inc.

Overview

        NeuroMetrix was founded in June 1996. We are a science-based healthcare company transforming patient care through neurotechnology. To date, our focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, or CTS, diabetes, sciatica, and other clinical disorders. We market systems for the performance of nerve conduction studies and needle electromyography procedures. Our product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control and the treatment of focal neuropathies. We are also developing neurostimulation-based devices that promote nerve fiber regeneration in acute peripheral nerve and spinal cord injuries.

        We have two medical devices cleared by the United States Food and Drug Administration, or FDA, that are used for the assessment of neuropathies. The first device is the ADVANCE™ NCS/EMG System, or the ADVANCE System, a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. This system is used primarily by neurologists, physical medicine and rehabilitation, or PM&R, physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. The ADVANCE System is a system for the performance of traditional nerve conduction studies and needle electromyography procedures. The ADVANCE System is comprised of: (1) single use surface electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our onCall Information System for data archiving, report generation and other network services. The second device is the NC-stat System, an automated device for the performance of nerve conduction studies. The NC-stat System, our first product for the assessment of neuropathies, has been sold historically to a broad group of physicians, including primary care physicians and specialists since its initial market launch in May 1999. The NC-stat System is comprised of: (1) disposable single use electrodes, (2) the NC-stat monitor and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our neurodiagnostic equipment is used in over five thousand physician offices, clinics and hospitals. Over one and a half million patients have been tested with our neurodiagnostic equipment since 1999.

        We are presently focusing our sales efforts on the NC-Stat System to primary care physicians and clinics and the ADVANCE System primarily to specialist physicians with peripheral nerve expertise, including neurologists, PM&R physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians.

        Substantially all of our revenues to date have been derived from sales of the NC-stat System. Due to reimbursement uncertainty described in further detail below, we are presently focusing our medical equipment sales efforts primarily on sales of the ADVANCE System to specialist physicians with peripheral nerve expertise. We continue to sell electrodes to and support our NC-stat System customer base. In addition, we are working with our existing NC-stat System customers in specialty practices to convert them to the ADVANCE System and provide solutions that enable our customers to provide this important diagnostic service to their patients.

Business Developments

        Our revenues declined to $6.8 million for the quarter ended March 31, 2009, compared to $8.7 million for the same period in 2008. We believe that the decline in our revenues has been caused primarily by the current environment relating to the reimbursement by third-party payers of nerve conduction studies performed using the NC-stat System and we expect that our revenues from sales of the NC-stat System may continue to be adversely affected by the uncertainty regarding reimbursement.

        We incurred a net loss of $1.2 million for the quarter ended March 31, 2009 compared to a net loss of $10.8 million for the same period in 2008. The net loss in 2008 included a $5.8 million goodwill impairment, a loss from discontinued operations of $729,000, and a $656,000 loss due to an impairment in the value of our investment in Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, that we determined was other-than-temporary.

        As of the quarter ended March 31, 2009, significant developments impacting and relating to our financial condition and results of operations or that we expect to impact future periods, include:

  •
  The impact of the economy, resulting in an overall reduction in healthcare capital purchasing.

  •
  Reimbursement developments relating to nerve conduction studies, as described below, including the outcome of the American Medical Association Current Procedural Terminology Editorial Panel, which we refer to as the CPT Panel, review of reimbursement coding for nerve conduction studies performed using equipment such as the NC-stat System and the Medicare reimbursement rate to be established for a new Category I CPT Code for nerve conduction studies performed with pre-configured electrode arrays, such as are utilized with the NC-Stat System.

  •
  Sales of the ADVANCE System, a system for the performance of traditional nerve conduction studies and needle electromyography procedures, which was launched in the second quarter of 2008. We are primarily focusing our sales and marketing efforts for the ADVANCE System on specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians in the United States.

  •
  The reduction in the size of the sales force from 50 regional sales managers to approximately 30 regional sales managers and certain other cost reduction steps taken during the second quarter of 2008. These steps were taken largely as a result of a decline in revenues we have experienced. Sales and marketing expenses have declined $3.0 million in the quarter ended March 31, 2009 as compared to the same period in 2008. We believe these cost reduction programs were the primary drivers.

  •
  The government investigations by the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services that we were subject to, which have resulted in significant legal expenses. On February 9, 2009, the Company announced that it had reached a resolution with the DOJ and OIG regarding the previously-mentioned investigation into certain of the Company's past sales and marketing practices relating to its NC-stat System. For a more detailed description of the resolution, see the section titled "Legal Proceedings".

  •
  Continued progress developing a product designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control and the treatment of focal neuropathies such as CTS for which we have submitted a

    510(k) application to the FDA on the signal detector in December 2008, and we filed an application on the stimulator for the device in April 2009. We continue to invest resources on the development of this product.

  •
  We had entered into a joint venture with Cyberkinetics for the development of a treatment for peripheral nerve injury. Effective as of December 31, 2008, the joint venture with Cyberkinetics was dissolved, which resulted in deconsolidation of the entity from the consolidated financial statements. In January 2009, we acquired certain technological and intellectual property assets from Cyberkinetics for $350,000 in cash.

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

        During the second half of 2006 and in 2007, several local Medicare carriers issued draft local coverage determinations, or LCDs, final LCDs or coding articles particularly addressing coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. Several of these carriers indicated that they will not reimburse physicians under Medicare for nerve conduction studies performed using the NC-stat System under the three existing Current Procedural Terminology, or CPT, codes for conventional nerve conduction studies (95900, 95903 and 95904), which provide for levels of reimbursement fixed by the Centers for Medicare & Medicaid Services, or CMS, but rather that physicians must submit claims for reimbursement for these procedures under a miscellaneous CPT code (95999), in which case the local carriers may determine the level of reimbursement to be paid, if any. Currently, there are four local Medicare carriers with final LCDs which address coverage and reimbursement policies under Medicare for nerve conduction studies performed using the NC-stat System. In certain regions impacted by these reimbursement decisions, our customers have experienced lower levels of reimbursement and higher levels of claims denials. If physicians do not receive adequate reimbursement under the miscellaneous CPT code from those local carriers, our existing customers may continue to limit or curtail their use of the NC-stat System and we may be unable to obtain new customers, both of which could materially and adversely impact our revenues and profitability.

        The CPT Panel has been reviewing the reimbursement coding for nerve conduction studies and formed a work group in early 2007 to examine the reimbursement coding of nerve conduction studies performed using nerve conduction equipment, including the NC-stat System. The findings of this work group were presented to the CPT Panel at a meeting in February 2008. At this meeting, the CPT Panel approved a Category III code describing nerve conduction studies performed with pre-configured electrode arrays. However, prior to publishing a new Category III CPT code for nerve conduction studies, the CPT Panel decided to reconsider its decision. In October 2008, the CPT Panel again considered nerve testing as an agenda item and, at this meeting, approved a new Category I CPT code for nerve conduction studies performed with pre-configured electrode arrays, such as are utilized with the NC-stat System. The outcome of the most recent vote was first made public in January 2009 when the CPT Panel minutes from the October 2008 meeting were reported by a financial analyst. We expect that the new code will be published in the Federal Register in the second half of 2009 for implementation on January 1, 2010. Before this new CPT code is implemented, the amount of reimbursement that physicians will receive under the code will need to be determined. CMS will determine the Relative Value Units, or RVUs, on which the amount of reimbursement is based and publish the final RVUs in the Federal Register—usually in October for implementation January 1 the next year. This CPT code, when issued, may improve our customers' ability to submit claims efficiently and for these claims to be processed expeditiously and may help to stabilize the process for obtaining reimbursement under Medicare for nerve conduction studies performed using the NC-stat System.

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

        In the second quarter of 2008, we received 510(k) clearance from the FDA for the marketing in the United States of the ADVANCE System, a system for the performance of traditional nerve conduction studies and needle electromyography procedures. The ADVANCE System was cleared by the FDA with the primary predicate, or comparable, device being the Keypoint device originally manufactured and marketed by Medtronic, Inc. to neurologists and physical medicine and rehabilitation physicians for the performance of nerve conduction studies and needle electromyography procedures. The ADVANCE System is a traditional system that supports nerve conduction testing with any electrode methodology, real-time waveform review and cursor editing, needle electromyography procedures and conventional reports with the results of the testing. We launched our sales and marketing efforts for the ADVANCE System to specialists with peripheral nerve expertise such as neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians in May 2008. Our success in selling the ADVANCE System will be dependent, among other things, on our customers' receiving, and our potential customers' belief that they will receive, sufficient reimbursement from third-party payers for performing procedures using the ADVANCE System. We do not believe that the final LCDs or policies adopted by major private payers impacting reimbursement for procedures performed using the NC-stat System will apply to procedures performed by specialists with peripheral nerve expertise using the ADVANCE System. However, these final LCDs and policies are subject to the interpretation of, and may be modified by, the applicable third-party payer, whose interpretations may differ from ours. Additionally, the outcome of the ongoing process with the CPT Panel regarding reimbursement coding of nerve conduction studies could impact future reimbursement of procedures performed using the ADVANCE System.

        We reduced the size of our direct sales force in the second quarter of 2008 to approximately 30 regional sales managers from the previous level of approximately 50 regional sales managers. We took this action to reduce our sales and marketing expenses as a result of the decline in revenues we have experienced and due to our expectation that there will be further declines in revenues over the next several quarters. During the remainder of 2008, our direct sales force was primarily focused on sales of our ADVANCE System to specialist physicians with peripheral nerve expertise and on sales of electrodes to, and account management of, our existing customer base. In March 2009, we reorganized our sales force into three market channels: (1) neurology, which includes neurologists and PM&R physicians, (2) neurointerventional, which includes neurosurgeons, orthopedic surgeons, pain medicine physicians, and anesthesiologists, and (3) physician office, which includes primary care physicians, internal medicine physicians, endocrinologists, rheumatologists and occupational medicine physicians. We are pursuing this realignment in order to effectively distribute and commercialize our products as we continue to diversify our product offering. As a part of this realignment, our former vice president of sales departed on March 4, 2009. On May 4, 2009, we hired an experienced executive, Walter Christensen, Senior Vice President of Global Sales, to oversee our overall sales function.

        Our business is currently facing challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes in our estimated future revenues, changes we make to our ongoing operating expenses, future changes in our business strategy, decisions we make regarding the size of our sales force and the magnitude of our sales and marketing programs, research and development spending plans and other items affecting our level of expenditures and our use of existing cash and cash equivalents and short-term investments. Accordingly, we may need to raise additional funds to support our operating and capital needs. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities or other operations and potentially delay our product development efforts. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through credit lines or other debt financing sources to increase the funds we have available to us to fund our operations. However, there are no assurances that we will be able to secure such financing on favorable terms, if at all.

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

        Total revenues of discontinued operations and loss from discontinued operations for the quarter ended March 31, 2008 were $362,000 and $729,000, respectively.

Business Focus

        Our long-term financial objectives are to grow our business through the sale of proprietary medical equipment and to achieve and sustain profitability. However, during 2009 our revenues are likely to remain flat or decrease from total revenues recognized in 2008. We are likely to continue to incur losses as a result of the reimbursement and other issues we are currently facing and there are no assurances that we will achieve our objectives over the longer term. We expect to focus our efforts for 2009 on (1) sales of the ADVANCE System to specialist physicians with peripheral nerve expertise, (2) sales of the NC-stat System, including sales of electrodes to, and on-going account management of, our existing NC-stat System customer base, (3) efforts to stabilize third-party reimbursement for procedures performed with the NC-stat System, (4) seeking regulatory clearance from the FDA for portions of the onCall Information System, and (5) our ongoing research and development programs.

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

        During the remainder of 2009, we expect our research and development programs to (1) make improvements to and develop accessories and new consumables for our existing products, (2) continue to develop our system for regional anesthesia and pain control, for which we submitted a 510(k) application to the FDA on the signal detector in December 2008 and we filed an application on the stimulator for the device in April 2009, and (3) to develop our neural repair and regeneration pipeline which includes the Andara OFS device for treatment of acute spinal cord injury, a device to stimulate peripheral nerve regeneration, and derivates of the pharmacologic agent 4-aminopyridine, depending on the amount of research and development funding available during the remainder of 2009.

Results of Operations

        The following table presents certain statement of operations information stated as a percentage of total revenues, of which certain columnar subtotal amounts may not sum due to rounding:

	Quarter Ended March 31,
	2009	2008
Revenues:
Medical equipment	10.2%	8.6%
Consumables	89.8	91.4

Total revenues	100.0	100.0
Cost of revenues	28.4	26.5

Gross margin	71.6	73.5

Operating expenses:
Research and development	19.4	16.8
Sales and marketing	36.9	62.9
General and administrative	34.2	38.5
Charge for impaired goodwill	—	66.8

Total operating expenses	90.5	185.0

Loss from operations	(18.9)	(111.5)
Loss on available-for-sale investment	—	(7.5)
Interest income	1.1	3.3
Other income	—	0.3

Loss from continuing operations	(17.8)	(115.4)
Loss from discontinued operations	—	(8.3)

Net loss	(17.8)%	(123.7)%

Comparison of Quarters Ended March 31, 2009 and 2008

        The following table presents revenues, costs and expenses and net loss, of which certain columnar subtotal amounts may not sum due to rounding:

	Quarter Ended March 31,
	2009	2008	Change	% Change
	($ in thousands)
Revenues:
Medical equipment	$699.0	$749.9	$(50.9)	(6.8)%
Consumables	6,126.6	7,985.8	(1,859.2)	(23.3)

Total revenues	6,825.6	8,735.7	(1,910.1)	(21.9)

Cost of revenues:
Medical equipment	253.7	207.9	45.8	22.0
Consumables	1,686.6	2,108.0	(421.4)	(20.0)

Total cost of revenues	1,940.4	2,315.9	(375.5)	(16.2)

Gross margin	4,885.2	6,419.8	(1,534.6)	(23.9)

Costs and expenses:
Research and development	1,321.8	1,466.0	(144.2)	(9.8)
Sales and marketing	2,520.5	5,494.0	(2,973.5)	(54.1)
General and administrative	2,332.1	3,366.4	(1,034.3)	(30.7)
Charge for impaired goodwill	—	5,833.5	(5,833.5)	(100.0)

Total operating expenses	6,174.4	16,159.8	(9,985.4)	(61.8)

Loss from operations	(1,289.2)	(9,740.0)	8,450.8	(86.8)
Loss on available-for-sale investment	—	(656.0)	656.0	(100.0)
Interest income	72.7	291.0	(218.3)	(75.0)
Other income	—	26.3	(26.3)	(100.0)

Loss from continuing operations	(1,216.5)	(10,078.8)	8,862.3	(87.9)
Loss from discontinued operations	—	(728.7)	728.7	(100.0)

Net loss	$(1,216.5)	$(10,807.5)	$9,591.0	(88.7)%

Revenues:

        Medical equipment revenues consisting of the NC-stat and ADVANCE devices, related modules, and extended service agreement revenues, were $699,000 and $749,900 for the quarters ended March 31, 2009 and 2008, respectively, a decrease of $50,900, or 6.8%. This decrease reflects the impact of the economy, resulting in an overall reduction in healthcare capital purchasing, a lower number of NC-stat Systems sold and a decrease in the average selling price of the NC-stat System primarily attributable to increased discounting and to uncertainty and adverse developments relating to the reimbursement of procedures performed, partially offset by sales of the ADVANCE System, which we began to market and sell in May 2008. Also contributing to this decline was our decision to reduce our direct sales force by approximately 40% in May 2008. Medical equipment revenues accounted for 10.2% and 8.6% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, disposable universal electrodes and EMG concentric needles, which are used with our ADVANCE System, were $6.1 million and $8.0 million for the quarters ended March 31, 2009 and 2008, respectively, a decrease of $1.9 million, or 23.3%. This decrease is attributable to the impact of the economy, resulting in an overall reduction in healthcare capital purchasing, lower sales of consumables and average selling price of the electrodes and needles, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System, partially offset by ADVANCE System electrodes sales. Also contributing to this decline was our decision to reduce our direct sales force, as discussed above. Consumables revenues accounted for 89.8% and 91.4% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively.

        Our customers used 172,500 electrodes in the quarter ended March 31, 2009, compared to 225,400 electrodes in the quarter ended March 31, 2008, a decrease of 52,900 electrodes, or 23.5%. This decrease in electrodes usage is primarily the result of a decline in the average usage per customer and a decrease in our active customer base. During the 12-month period ended March 31, 2009, a total of 5,006 customers used our NC-stat and ADVANCE Systems compared to 5,575 customers for the same period ended March 31, 2008. This represents a 10.2% year-over-year decrease in the number of customers that used our NC-stat or ADVANCE Systems. The average usage per account declined 15.0% to 34 electrodes per quarter for the quarter ended March 31, 2009 from 40 electrodes per quarter for the same period in 2008.

        We anticipate that total revenues for the remainder of 2009 will remain flat or decrease from total revenues recognized during the same period in 2008. Our revenues for 2009 are likely to be impacted by (a) the overall reduction in healthcare capital purchasing; (b) the level of reimbursement established for procedures performed using the NC-stat System by insurance carriers and other third-party payers; (c) the level of reimbursement for procedures performed using the ADVANCE System; (d) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (e) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; and (f) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using our nerve conduction product offerings. Separately, we expect revenues to be positively impacted by expanded sales and marketing efforts for our ADVANCE System and the potential launch of our ASCEND™ product, which is a system for the minimally invasive delivery of therapeutic agents for regional anesthesia, pain control, and local treatment of neuropathies. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

Cost of revenues

        Cost of medical equipment revenues increased to $253,700, or 36.3% of medical equipment revenues, for the quarter ended March 31, 2009, as compared to $207,900, or 27.7% of medical equipment revenues, for the same period in 2008. The increase in the cost of medical equipment revenues and the higher cost of revenues of the ADVANCE System as compared to the NC-stat System and the increase in the cost of medical equipment revenues as a percentage of medical equipment revenues are primarily attributable to increased discounting, particularly related to the transition of existing NC-stat System customers to the ADVANCE System.

        Cost of consumables revenues decreased to $1.7 million, or 27.5% of consumables revenues, for the quarter ended March 31, 2009, as compared to $2.1 million, or 26.4% of consumables revenues, for the same period in 2008. The increase in the cost of consumables revenues as a percentage of consumables revenues is primarily attributable to higher discounting resulting in a decrease of their average selling price.

        Our overall cost of revenues decreased to $1.9 million, or 28.4% of revenues, for the quarter ended March 31, 2009, compared to $2.3 million, or 26.5% for the same period in 2008.

        Our cost of revenues as a percentage of revenues may continue to increase during the remainder of 2009 compared to the first quarter of 2009 due to the continued transition of existing NC-stat System customers to the ADVANCE System and its higher cost of revenues as compared to the NC-stat System.

Research and Development

        Our research and development expenses include expenses associated with our research, product development, clinical, regulatory, and quality assurance departments.

        Research and development expenses decreased $144,200, or 9.8%, to $1.3 million for the quarter ended March 31, 2009 from $1.5 million for the same period in 2008. As a percentage of revenues, research and development expenses were 19.4% and 16.8% for the quarters ended March 31, 2009 and 2008, respectively. The decrease in research and development expenses was primarily due to a decrease of $89,000 in employee compensation and benefit costs, a $65,000 decrease in recruiting costs, a $38,000 decrease in consulting services and temporary labor, and a $35,000 decrease in amortization of intangible assets, partially offset by a $74,000 increase in stock-based compensation expense.

        We expect our spending on research and development will be relatively unchanged on a quarterly basis during the remainder of 2009 as compared to the first quarter of 2009. This amount may vary, however, depending on the opportunities and challenges that arise during the year, as well as the availability of funding.

Sales and Marketing

        Our sales and marketing expenses include expenses from the marketing, field sales, sales administration and inside sales departments.

        Sales and marketing expenses decreased $3.0 million, or 54.1%, to $2.5 million for the quarter ended March 31, 2009 from $5.5 million for the same period in 2008. As a percentage of revenues, sales and marketing expenses were 36.9% and 62.9% for the quarters ended March 31, 2009 and 2008, respectively. The decrease in sales and marketing expenses was primarily due to a decrease of $1.9 million in employee compensation and benefit costs primarily attributable to the decrease in commissions, salaries, and bonuses resulting from the reduction of the size of our direct sales force in May 2008, and from a $120,000 accounting error from a prior period that was recorded as a contra expense in the quarter ended March 31, 2009. Cost containment efforts resulted in reductions of $289,000 in travel and entertainment expenses, $196,000 in advertising and promotion, $164,000 in consulting and temporary labor, $131,000 in shipping and freight, and $56,000 in third party commissions. In addition, stock-based compensation expensed declined $51,000 and other expenses declined $195,000.

        We expect sales and marketing expenses to increase on a quarterly basis during the remainder of 2009 as compared to the first quarter of 2009. However, as a significant portion of our sales and marketing expenses is comprised of commissions to our direct sales force, this may vary depending on our revenues for 2009. Additionally, sales and marketing expenses may increase slightly as a result of our realignment of our U.S. sales operations.

General and Administrative

        Our general and administrative expenses include expenses from the executive, finance, administrative, customer service, and information technology departments.

        General and administrative expenses decreased $1.0 million, or 30.7%, to $2.3 million for the quarter ended March 31, 2009 from $3.4 million for the same period in 2008. As a percentage of revenues, general and administrative expenses were 34.2% and 38.5% for the quarters ended March 31, 2009 and 2008, respectively. The decrease in general and administrative expenses included decreases of $387,000 for legal fees, $187,000 for taxes and fees including a $114,000 accounting error from a prior period that was recorded as a contra expense in the quarter ended March 31, 2009, $186,000 for stock-based compensation, $84,000 for accounting and auditing fees, $79,000 for personnel related expenses, $62,000 for travel and entertainment expenses, $55,000 for supplies, maintenance, and equipment, and $89,000 for other expenses, partially offset by an increase of $52,000 for bad debt expense.

        We believe our general and administrative expenses will remain relatively unchanged on a quarterly basis during the remainder of 2009 as compared to the first quarter of 2009.

Charge for impaired goodwill

        As of March 31, 2008, our publicly traded market value was significantly below our net book value. Therefore, we determined that an interim goodwill impairment test was required. As the net book value of our assets exceeded the enterprise value, we performed step two of the SFAS No. 142 impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including EyeTel Imaging, Inc. and PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, intangibles. We determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Loss on available-for-sale investment

        We recognized a $656,000 loss during the quarter ended March 31, 2008 on an other-than-temporary impairment of our $2.5 million investment in the common stock of Cyberkinetics. In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. We marked this investment to market as of March 31, 2008 and recorded a $656,000 charge because we believed the investment had experienced a decline in the value that was other-than-temporary. The investment was fully impaired as of December 31, 2008.

Interest Income

        Interest income was $72,700 and $291,000 for the quarters ended March 31, 2009 and 2008, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, is primarily due to lower average invested balances, as well as declining interest rates.

Liquidity and Capital Resources

        Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of March 31, 2009, the weighted average maturity of our short-term held-to-maturity investments was 180 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	March 31, 2009	December 31, 2008	Change	% Change
	($ in thousands)
Cash and cash equivalents	$5,919.6	$12,302.3	$(6,382.7)	(51.9)%
Short-term held-to-maturity investments	9,995.0	7,495.0	2,500.0	33.4

Total cash, cash equivalents, and short-term held-to-maturity investments	$15,914.6	$19,797.3	$(3,882.7)	(19.6)%

        During the first quarter of 2009, our cash, cash equivalents, and short-term held-to-maturity investments decreased by $3.9 million, primarily due to the legal settlement with the DOJ of $3.7 million. In addition, we paid $350,000 to Cyberkinetics and related parties to acquire certain technological and intellectual property.

        In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended March 31, 2009 and 2008, and the year ended December 31, 2008:

	Quarter Ended March 31,
			Year Ended December 31, 2008
	2009	2008
Days sales outstanding	48	57	54
Inventory turnover rate (times per year)	1.4	1.6	1.6

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. The reduction in DSO from December 31, 2008 to March 31, 2009 is a reflection of increased collection efforts. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor's invoice.

        Our inventory turnover rate decreased for the quarter ended March 31, 2009 to 1.4 times per year compared with 1.6 times per year for the year ended December 31, 2008. This decrease was primarily due to decreased demand for the NC-stat System.

        The following sets forth information relating to the sources and uses of our cash:

	Quarter Ended March 31,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(3,569.8)	$(4,138.0)
Net cash (used in) provided by investing activities	(2,958.0)	7,928.0
Net cash provided by (used in) financing activities	145.1	(3.2)

        Our operating activities used $3.6 million in the quarter ended March 31, 2009. This use of cash resulted largely from the $3.7 million settlement payment with the DOJ, the net loss for the quarter of $1.2 million, a $431,000 decrease in accrued expenses and compensation, and a $205,000 increase in prepaid expenses and other current assets. These uses of cash were partially offset by an $877,000 increase in accounts payable due to the timing of payments, noncash expenses of $822,000, and a $383,000 decrease in inventories. For the quarter ended March 31, 2008, our operating activities used $4.1 million. This use of cash resulted primarily from a net loss of $10.8 million and a net use of cash of $873,000 from changes in operating assets and liabilities. These uses of cash were partially offset by $7.5 million in noncash items, including a $5.8 million charge for the impairment of goodwill, a

$656,000 charge for an other-than-temporary impairment in the value of our investment in Cyberkinetics common stock, and stock-based compensation of $646,000.

        Our investing activities used $3.0 million in the quarter ended March 31, 2009. This use of cash included $2.5 million to purchase investments, $350,000 paid to acquire certain technological and intellectual property assets from Cyberkinetics and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, and $108,000 paid to acquire fixed assets. For the quarter ended March 31, 2008, our investing activities provided $7.9 million. This included $8.0 million provided by the maturities of investments and $1.1 million provided by the release of restricted cash, partially offset by $1.1 million in investment purchases and $72,000 paid to acquire fixed assets.

        During the remainder of 2009, we expect to continue to maintain our cash and investments in money market funds and certificates of deposit. We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our existing capital resources, including cash and cash equivalents, as of March 31, 2009 are sufficient to finance our ongoing operations into the second half of 2010. However, our business is currently facing challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes in our estimated future revenues, changes we make to our ongoing operating expenses, future changes in our business strategy, decisions we make regarding the size of our sales force and the magnitude of our sales and marketing programs, research and development spending plans, and other items affecting our level of expenditures and our use of cash and cash equivalents. Accordingly, we may need to raise additional funds to support our operating and capital needs. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay our product development efforts. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through credit lines or other debt financing sources to increase the funds we have available to us to fund our operations. However, there are no assurances that we will be able to secure such financing on favorable terms, if at all.

        To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of March 31, 2009, we did not have any off-balance sheet financing arrangements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements contained in this Quarterly Report on Form 10-Q, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, risks associated with: our dependence on the NC-stat System and its components; our ability to increase our customer base and expand the market for our products; our ability to manage growth or declines in our business; our reliance on third-party manufacturers and suppliers; reimbursement by third-party payers to our customers for procedures performed using our products; potential limitations on the reimbursement for procedures performed using the NC-stat System and the ADVANCE System, including the CPT Panel process and the risk that the reimbursement amount under any new CPT code for nerve conduction studies performed with pre-configured electrode arrays may be lower than the reimbursement amount under existing CPT codes for nerve conduction studies; obtaining necessary regulatory approvals or clearances, including the pending 510(k) filing with the FDA relating to portions of the onCall Information System that are currently in use for the NC-stat System and FDA approval of the Andara OFS System; our ability to develop new products based on the intellectual property acquired from Cyberkinetics; our ability to obtain additional funding for product development or otherwise; our ability to successfully develop product enhancements to the ADVANCE System; our success in marketing the ADVANCE System; compliance with applicable quality control and manufacturing standards; our ability to retain key management and scientific personnel; delays in the development of new products or to planned improvements to our products; effectiveness of our products compared to other medical device products; protection of our intellectual property and other proprietary rights; conflicts with the intellectual property of third-parties; the potential violation of federal or state laws prohibiting "kickbacks" and false or fraudulent claims or adverse affects of challenges to or investigations into the Company's practices under these laws; product liability lawsuits or claims that may be brought against us; competition; dependence upon computer and communication infrastructure utilized by our products; publication of future clinical studies or other articles or announcement of positions by physician associations or other organizations that are unfavorable to our products; our capital and financing needs; our successful integration of any acquired businesses or products; international business risks; the value and liquidity of our cash and cash equivalents and the financial condition of the institutions that hold our cash and cash equivalents, in light of the current economic slowdown; and the other factors described in the section of our Annual Report on Form 10-K titled "Item 1A. Risk Factors," as updated in Part II, Item1A of this Quarterly Report on Form 10-Q and our other filings. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments with a maturity of twelve months or less and maintain an average maturity of twelve months or less. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4T.    Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures.

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

        Based upon the evaluation described above, our Chief Executive Officer and Acting Chief Financial Officer have concluded that they believe the disclosure controls and procedures were effective, as of the end of the period covered by this report, in providing reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosures. We continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may periodically make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

        (b)   Changes in internal control over financial reporting.

        There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

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

        In addition, we entered into a civil Settlement Agreement, or the Settlement Agreement, dated February 9, 2009, with the DOJ and OIG. The Settlement Agreement involves the referral programs and allegations that, where physicians performed a nerve conduction study using the NC-stat System and did not obtain an F-wave measurement, in limited circumstances, we caused physicians to seek reimbursement using the slightly higher valued 95903 CPT code payable for nerve conduction studies where an F-wave measurement is obtained, rather than the 95900 CPT code. While we do not admit to the allegations with respect to the F-wave coding issue, we agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity Agreement with OIG. We remain fully eligible to participate in all federal healthcare programs.

        The settlement payments discussed above in the total amount of $3.7 million were paid in the first quarter of 2009.

Item 1A.    Risk Factors

        There have been no material changes in the risk factors described in "Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008, except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors.

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

NEUROMETRIX, INC.
/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chief Executive Officer and President
/s/ JOSEPH A. CALO Joseph A. Calo Acting Chief Financial Officer and Treasurer

Date: May 15, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Deferred Prosecution Agreement dated February 5, 2009 by and between NeuroMetrix, Inc. and the United States Attorney's Office for the District of Massachusetts (Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on February 9, 2009 (File No. 001-33351)).
10.2
Settlement Agreement and Release dated February 9, 2009 by and among NeuroMetrix, Inc. and the United States of America acting through the United States Attorney's Office for the District of Massachusetts and the Office of Inspector General of the United States Department of Health and Human Services (Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on February 9, 2009 (File No. 001-33351)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.