Form 10-Q
period 2009-06-30
NeuroMetrix, Inc.
filed 2009-08-14
CIK 1289850

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 14,090,713 shares of common stock, par value $0.0001 per share, were outstanding as of July 31, 2009.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2009

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$5,465,449	$12,302,284
Short-term held-to-maturity investments	9,990,000	7,495,000
Accounts receivable, net of allowance for doubtful accounts of $550,000 and $650,000 at June 30, 2009 and December 31, 2008, respectively	3,469,928	3,660,848
Inventories	5,056,832	5,606,807
Prepaid expenses and other current assets	374,911	313,795
Current portion of deferred costs	180,208	263,755

Total current assets	24,537,328	29,642,489
Restricted cash	408,000	408,000
Fixed assets, net	973,674	1,073,176
Intangible assets, net	315,000	—
Deferred costs	87,794	116,972
Other long-term assets	74,324	137,705

Total assets	$26,396,120	$31,378,342

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,315,605	$201,275
Accrued compensation	1,338,986	1,335,430
Accrued expenses	1,280,712	5,386,699
Current portion of deferred revenue	836,551	1,057,215
Current portion of capital lease obligation	26,147	29,748

Total current liabilities	4,798,001	8,010,367
Deferred revenue, net of current portion	417,885	483,365
Capital lease obligation, net of current portion	49,534	52,059

Total liabilities	5,265,420	8,545,791

Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 14,090,713 and 13,858,797 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,409	1,386
Additional paid-in capital	113,942,199	112,626,802
Accumulated deficit	(92,812,908)	(89,795,637)

Total stockholders' equity	21,130,700	22,832,551

Total liabilities and stockholders' equity	$26,396,120	$31,378,342

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Consolidated)		(Consolidated)
Revenues:
Medical equipment	$704,803	$512,309	$1,403,772	$1,262,213
Consumables	6,055,616	7,615,491	12,182,225	15,601,278

Total revenues	6,760,419	8,127,800	13,585,997	16,863,491
Cost of revenues	1,934,920	2,302,648	3,875,308	4,618,568

Gross margin	4,825,499	5,825,152	9,710,689	12,244,923
Operating expenses:
Research and development	1,408,674	1,475,172	2,730,436	2,941,176
Sales and marketing	2,921,094	3,966,170	5,441,608	9,460,132
General and administrative	2,360,143	3,483,614	4,692,233	6,849,989
Charge for impaired goodwill	—	—	—	5,833,464

Total operating expenses	6,689,911	8,924,956	12,864,277	25,084,761

Loss from operations	(1,864,412)	(3,099,804)	(3,153,588)	(12,839,838)
Loss on available-for-sale investment	—	(1,401,146)	—	(2,057,165)
Interest income	63,646	202,560	136,317	493,585
Other income	—	52,500	—	78,750

Loss from continuing operations	(1,800,766)	(4,245,890)	(3,017,271)	(14,324,668)
Loss from discontinued operations	—	(682,048)	—	(1,410,787)

Net loss	$(1,800,766)	$(4,927,938)	$(3,017,271)	$(15,735,455)

Per common share data, basic and diluted:
Loss from continuing operations	$(0.13)	$(0.31)	$(0.22)	$(1.05)
Loss from discontinued operations	—	(0.05)	—	(0.10)

Net loss	$(0.13)	$(0.36)	$(0.22)	$(1.15)

Weighted average number of common shares outstanding, basic and diluted	13,948,138	13,693,449	13,926,502	13,691,792

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2009	2008
		(Consolidated)
Cash flows from operating activities:
Net loss	$(3,017,271)	$(15,735,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,517	911,544
Stock-based compensation	1,070,263	1,366,985
Provision for doubtful accounts	(58,186)	50,565
Accretion of discount on investments	—	(38,572)
Loss on available-for-sale investment	—	2,057,165
Provision for inventory obsolescence	227,962	—
Goodwill impairment	—	5,833,464
Other income	—	(78,750)
Changes in operating assets and liabilities:
Accounts receivable	249,106	652,106
Inventories	322,013	(790,952)
Prepaid expenses and other current assets	(61,116)	(362,109)
Other long-term assets	63,381	(55,082)
Accounts payable	1,114,330	(1,079,254)
Legal settlement	(3,705,866)	—
Accrued expenses and compensation	(396,565)	(490,423)
Other liabilities	4,295	(14,546)
Deferred revenue and deferred costs	(173,419)	(117,428)

Net cash used in operating activities	(4,059,556)	(7,890,742)

Cash flows from investing activities:
Purchases of investments	(4,995,000)	(1,050,598)
Maturities of investments	2,500,000	14,453,000
Purchases of fixed assets	(167,015)	(239,327)
Purchase of technological and intellectual property	(350,000)	—
Release of restricted cash	—	1,050,598

Net cash (used in) provided by investing activities	(3,012,015)	14,213,673

Cash flow from financing activities:
Proceeds from issuance of common stock	150,113	94,733
Proceeds from issuance of common stock under employee stock purchase plan	95,044	—
Proceeds from exercise of stock options	—	5,403
Payments on capital lease	(10,421)	(6,450)

Net cash provided by financing activities	234,736	93,686

Net (decrease) increase in cash and cash equivalents	(6,836,835)	6,416,617
Cash and cash equivalents, beginning of period	12,302,284	7,097,239

Cash and cash equivalents, end of period	$5,465,449	$13,513,856

Supplemental disclosure of noncash investing activities:
Contribution of intangible asset to joint venture by Cyberkinetics Neurotechnology Systems, Inc.	$—	$2,100,000

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2009

1. Business and Basis of Presentation

Business

        NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a science-based health care company transforming patient care through neurotechnology. The Company provides innovative products for preservation and restoration of nerve and spinal cord function, and management of pain. To date, the Company's focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. The Company markets systems for the performance of nerve conduction studies and needle electromyography procedures. The Company's product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies. The Company is also developing devices and pharmaceutical agents to treat spinal cord injuries.

        The Company believes that existing cash, cash equivalents and short-term investments will be sufficient to finance its ongoing operations into at least the second half of 2010. The Company is currently facing challenges and uncertainties and, as a result, the Company's available capital resources may be consumed more rapidly than currently expected due to (a) the overall reduction in health care capital purchasing; (b) changes in estimated future revenues; (c) changes the Company makes to its ongoing operating expenses; (d) future changes in the Company's business strategy; (e) decisions the Company makes regarding the size of its sales force and the magnitude of its sales and marketing programs; (f) research and development spending plans; (g) the outcome of the class action and shareholder derivative lawsuits that the Company is currently subject to; and (h) other items affecting the Company's forecasted level of expenditures and use of existing cash and cash equivalents and short-term investments. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, there are no assurances that the Company will be able to secure such financing on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities or other operations and potentially delay product development efforts in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

        The accompanying unaudited balance sheet as of June 30, 2009, unaudited statements of operations for the quarters and six months ended June 30, 2009 and 2008 (consolidated) and the unaudited statements of cash flows for the six months ended June 30, 2009 and 2008 (consolidated) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position and operating results. Certain amounts previously reported have been reclassified in order to conform to

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

1. Business and Basis of Presentation (Continued)

the current period's presentation. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K (File No. 001-33351). The accompanying balance sheet as of December 31, 2008 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

        During the review of the Company's financial statements for the quarter ended March 31, 2009, the Company identified certain accounting errors in its prior period financial statements that individually and in the aggregate are not material to its financial statements taken as a whole for any related prior periods, the six month period ended June 30, 2009, and the projected 2009 results. The correction of these errors, recorded in the quarter ended March 31, 2009, resulted in a $234,000 decrease in operating expenses. If the errors were recorded in the periods during which they occurred, net loss from operations would have decreased by $120,000 for the year ended December 31, 2008 and $114,000 for the year ended December 31, 2007.

Revenues

        Medical equipment revenues consist of the NC-stat and ADVANCE systems, related modules, and extended service agreement revenues. Revenues associated with the sale of the NC-stat and ADVANCE devices are recognized upon shipment provided that the fee is fixed or determinable, evidence of a persuasive arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable and no continuing obligations exist. The revenues from the sale of a NC-stat docking station as well as the ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the information systems, which is the shorter of the estimated customer relationship period or the estimated useful life of the docking station or communication hub, currently three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

        Consumables revenues consists of single use nerve specific electrodes, which are used with the Company's NC-stat System and its ADVANCE System, EMG needles, which are only used with its ADVANCE System, and other accessories. Consumables revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

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

June 30, 2009

1. Business and Basis of Presentation (Continued)

Principles of Consolidation

        The consolidated financial statements for the quarter and six months ended June 30, 2008 reflect the Company's financial statements and those of PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, a joint venture with Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics. In accordance with Financial Accounting Standards Board, or FASB, Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, or FIN 46(R), the Company consolidates variable interest entities in which the Company is the primary beneficiary. All material intercompany balances and transactions have been eliminated in consolidation. The joint venture was dissolved in January 2009, effective as of December 31, 2008, and was deconsolidated from the Company's financial statements at that date.

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

Recent Accounting Pronouncements

        In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted the disclosure requirements of this FSP for the quarter ended June 30, 2009. The adoption of this FSP did not have an impact on the Company's financial position, results of operations, or cash flows.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009. The adoption of this FSP did not have an impact on the Company's financial position, results of operations, or cash flows.

        In April 2009, the FASB also issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements ("SFAS No. 157"), when the volume and level of activity for

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

1. Business and Basis of Presentation (Continued)

the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this FSP for the quarter ended June 30, 2009. The adoption of this FSP did not have an impact on the Company's financial position, results of operations, or cash flows.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, ("SFAS No. 165"). SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company adopted the requirements of this pronouncement for the quarter ended June 30, 2009. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 14, 2009, the date the financial statements were issued.

        In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, ("SFAS No. 166"). SFAS No. 166 eliminates the concept of a qualifying special purpose entity (QSPE) and clarifies the derecognition criteria for a transfer accounted as a sale. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 166 is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), ("SFAS No. 167"). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of SFAS No. 167 is not expected to have a significant impact on the Company's financial position, results of operations, or cash flows.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162, ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles ("U.S. GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

1. Business and Basis of Presentation (Continued)

and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS No. 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS No. 168 is not expected to have a significant impact on the Company's financial statements.

2. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. In November 2007, the Company made an investment of $2.5 million in shares of Cyberkinetics common stock and accounted for this investment as an available-for-sale security under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. At December 31, 2007, the Company had recognized a temporary loss of $1.4 million within other comprehensive income. For the quarter and six months ended June 30, 2008, the Company reassessed its investment in Cyberkinetics and based on the outlook for Cyberkinetics and the period of time that the common stock of Cyberkinetics had traded below the price paid by the Company for its investment, recognized losses of $1.4 million and $2.1 million, respectively, in the statement of operations due to an impairment in the value of the investment that the Company determined was other-than-temporary.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Consolidated)		(Consolidated)
Comprehensive loss:
Net loss	$(1,800,766)	$(4,927,938)	$(3,017,271)	$(15,735,455)
Other comprehensive income:
Realized loss on available-for-sale investment	—	—	—	1,441,745

Other comprehensive income	—	—	—	1,441,745

Comprehensive loss	$(1,800,766)	$(4,927,938)	$(3,017,271)	$(14,293,710)

3. Net Loss Per Common Share

        The Company accounts for and discloses net loss per common share in accordance with SFAS No. 128, Earnings Per Share. Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible instruments such as options. Shares underlying the below

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

3. Net Loss Per Common Share (Continued)

listed options outstanding were not included in the calculation of diluted net loss per common share because the effect was anti-dilutive.

	June 30,
	2009	2008
Options outstanding	3,082,694	2,477,436

4. Inventories

        Inventories consist of the following:

	June 30, 2009	December 31, 2008
Purchased components	$1,517,601	$1,640,967
Finished goods	3,539,231	3,965,840

	$5,056,832	$5,606,807

5. Goodwill and Intangible Assets

Goodwill

        As a result of the December 2007 acquisition of substantially all of the assets of EyeTel Imaging, Inc., or EyeTel, and their product, the DigiScope, a product used for the detection of eye disorders such as diabetic retinopathy, an eye disease prevalent in patients with diabetes, the Company recorded approximately $5.8 million of goodwill on its balance sheet at December 31, 2007. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 142, the Company is required to assess the realizability of goodwill annually, and whenever events or changes in circumstances suggest that the carrying amount may not be recoverable. The operations of EyeTel were incorporated into the Company's one segment and the Company determined that it was comprised of a single reporting unit for goodwill impairment testing. Subsequent to the American Medical Association CPT Panel meeting in February 2008, the Company's common stock price declined significantly such that as of March 31, 2008, the Company's publicly traded market value was below its net book value. Based on this, the Company determined that an interim goodwill impairment test was required. As the net book value of the Company's assets exceeded the enterprise value, the Company performed step two of its SFAS No. 142 impairment test in which it assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including its recently acquired EyeTel and PNIR (described below) intangible assets. The Company determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, the Company recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Intangible Assets

        In February 2008, the Company formed PNIR, a joint venture with Cyberkinetics with initial ownership of 50% by the Company and 50% by Cyberkinetics. Cyberkinetics contributed $2.1 million of technology and intellectual property when the joint venture was formed. Research and development

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

5. Goodwill and Intangible Assets (Continued)

expenses for the quarter and six months ended June 30, 2008 included amortization of this intellectual property of $105,000 and $157,500, respectively. The joint venture was dissolved in January 2009, effective as of December 31, 2008, and was deconsolidated from the Company's financial statements at that date.

        In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The assets acquired in January 2009 include all of Cyberkinetics' rights and regulatory filings for the Andara™ Oscillating Field Stimulator (OFS™) technology for treatment of acute spinal cord injury, an investigational device designed to stimulate spinal cord repair and restore sensation; the rights to develop and commercialize a therapeutic product for peripheral nerve injury based on the Andara OFS neurostimulation technology; development and commercialization rights to certain derivatives of the pharmacological agent 4-aminopyridine that may have an alternative future use in central and peripheral nervous system injury and disease; and certain other intellectual property and technology, which has been capitalized. The Company had previously pursued some of these product development efforts through the PNIR joint venture. Research and development expenses for the quarter and six months ended June 30, 2009 included amortization of this technological and intellectual property of $17,500 and $35,000, respectively. Accumulated amortization on these intangible assets at June 30, 2009 was $35,000.

        The Company amortizes its intangible assets using the straight-line method over their economic lives, which is estimated to be five years.

        The estimated future amortization expense for intangible assets as of June 30, 2009 is as follows:

Estimated Amortization Expense
2009 (remaining six months)	$35,000
2010	70,000
2011	70,000
2012	70,000
2013	70,000

6. Other Balance Sheet Items

        Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Professional services	$339,987	$470,857
Sales taxes	216,482	325,847
Legal settlements	—	3,705,866
Other	724,243	884,129

	$1,280,712	$5,386,699

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

6. Other Balance Sheet Items (Continued)

Product Warranty Costs

        The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liability for product warranty costs is included in accrued expenses in the balance sheet.

        The following is a rollforward of the Company's accrued warranty liability for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$62,881	$252,466	$136,170	$251,948
Accrual for warranties	2,198	152,217	4,762	333,260
Settlements made	(10,574)	(173,391)	(86,427)	(353,916)

Balance at end of period	$54,505	$231,292	$54,505	$231,292

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

        Future minimum lease payments under noncancelable operating leases as of June 30, 2009 are as follows:

2009 (remaining six months)	$337,500
2010	697,500
2011	727,500
2012	757,500
2013	191,250

Total minimum lease payments	$2,711,250

8. Fair Value Measurements

        The Company adopted SFAS No. 157 effective January 1, 2008 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period. The adoption of SFAS No. 157 did not have a material impact on the Company's financial position, results of operations, or cash flows.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

8. Fair Value Measurements (Continued)

        In accordance with the provisions of FSP No. 157-2, the Company elected to defer implementation of SFAS No. 157 as it related to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. Effective for the quarter ended March 31, 2009, the Company implemented SFAS No. 157 for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS No. 157 for the Company's non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact its financial position, results of operations, or cash flows.

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

June 30, 2009

8. Fair Value Measurements (Continued)

        The following table provides fair value measurement information for the Company's major categories of financial assets and liabilities measured on a recurring basis:

		Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$4,137,872	$4,137,872	$—	$—

Total	$4,137,872	$4,137,872	$—	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash equivalents	$8,992,107	$8,992,107	$—	$—

Total	$8,992,107	$8,992,107	$—	$—

9. Legal Matters

        As previously disclosed in the Company's filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleges, among other things, that between October 27, 2005 and February 12, 2008, defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs are seeking unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. In March 2009, the parties mutually agreed to participate in mediation to attempt to resolve the litigation, and the court entered an order staying the proceedings. The mediation did not resolve the litigation, and plaintiffs opposed defendants' motion to dismiss on July 20, 2009.

        As previously disclosed in the Company's filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of the Company's current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to the Company based on conduct similar to that alleged in the putative securities class actions,

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

9. Legal Matters (Continued)

including that the defendants caused the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiffs are seeking various forms of monetary and non-monetary relief. In March 2009, the parties agreed to participate in mediation to attempt to resolve the litigation. The mediation did not resolve the litigation, and the litigation is continuing.

        The litigation process is inherently uncertain, and the Company cannot guarantee that the outcomes of the above lawsuits will be favorable for the Company or that they will not be material to its business, results of operations, or financial position.

        As previously disclosed in the Company's filings with the SEC, on February 9, 2009, the Company announced that it had reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of the Company's past sales and marketing practices relating to its NC-stat System.

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

        In addition, the Company entered into a civil Settlement Agreement, or the Settlement Agreement, dated February 9, 2009, with the DOJ and OIG. The Settlement Agreement involves the referral programs and allegations that, where physicians performed a nerve conduction study using the NC-stat System and did not obtain an F-wave measurement, in limited circumstances, the Company caused physicians to seek reimbursement using the slightly higher valued 95903 CPT code payable for nerve conduction studies where an F-wave measurement is obtained, rather than the 95900 CPT code. While the Company did not admit to the allegations with respect to the F-wave coding issue, the Company agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity Agreement with OIG. The Company remains fully eligible to participate in all federal health care programs.

        The settlement payments discussed above in the total amount of $3.7 million were paid in the first quarter of 2009.

10. Joint Venture with Cyberkinetics

        In February 2008, the Company and Cyberkinetics formed PNIR and entered into a Collaboration Agreement and Operating Agreement to develop and commercialize products for the treatment of peripheral nerve injury. The joint venture was initially 50% owned by the Company and 50% owned by Cyberkinetics. Under the terms of the joint venture, the Company had agreed to fund the initial $2.0 million in product development costs and the Company and Cyberkinetics were to share equally in all costs in excess of the initial $2.0 million. Cyberkinetics had contributed technology, know-how and intellectual property, primarily relating to their Andara OFS technology, to the joint venture. (See Note 5)

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

10. Joint Venture with Cyberkinetics (Continued)

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

11. Discontinued Operations

        On September 30, 2008, as part of the Company's ongoing focus on cost-efficiencies in all areas of its business, and its refocused efforts towards its core business, which is the sale of the ADVANCE System and support for its existing NC-stat System customers, the Company approved a plan for the closure of its facility in Columbia, Maryland and to discontinue sales and support of DigiScopes and DigiScope related services, effective November 1, 2008. On November 7, 2008, the Company sold substantially all of the assets related the DigiScope business to Advanced Diagnostics, LLC in exchange for assuming certain identified commitments of approximately $400,000 and a cash payment of $50,000. The CEO and President of Advanced Diagnostics, LLC is a former executive of the Company who continued to receive payments under a separation agreement with the Company through February 2009.

        The Company has classified the results of operations of the Digiscope activity as discontinued operations in the accompanying financial statements, for all periods presented. The loss from discontinued operations for the quarter and six months ended June 30, 2008 consisted of the following:

	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Net revenue	$365,372	$727,636
Cost of goods sold	(188,336)	(368,832)
Research and development	(184,910)	(393,136)
Sales and marketing	(50,555)	(166,841)
General and administrative	(483,619)	(929,614)
Amortization of intangibles	(140,000)	(280,000)

Net loss from discontinued operations	$(682,048)	$(1,410,787)

        There was no activity for Digiscope for the quarter and six months ended June 30, 2009.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2009

12. Restructuring Related Activity

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

	Quarter Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$217,970	$—
Accrual for severance	388,791	606,761
Payments made	(377,140)	(377,140)

Balance at end of period	$229,621	$229,621

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

Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains "forward-looking statements" intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "may," "could," "might," and other words or phrases of similar meaning and include, without limitation, discussions of future actions or objectives, development and acquisition plans, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements involve a number of risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those suggested by the forward-looking statements. In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and factors described in this report, as well as other factors that will be discussed in future reports filed with or furnished to the Securities and Exchange Commission, or SEC. Given these risks and uncertainties, you should not place undue reliance on any such forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

Overview

        NeuroMetrix was founded in June 1996. We are a science-based health care company transforming patient care through neurotechnology. We provide innovative products for preservation and restoration of nerve and spinal cord function, and management of pain. To date, our focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. We market systems for the performance of nerve conduction studies and needle electromyography procedures. Our product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies. We are also developing devices and pharmaceutical agents to treat spinal cord injuries.

        We have two medical devices cleared by the United States Food and Drug Administration, or FDA, which are used for the assessment of neuropathies. The first device is the ADVANCE™ NCS/EMG System, or the ADVANCE System, a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. This system is used primarily by neurologists, physical medicine and rehabilitation, or PM&R, physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. The ADVANCE System is a system for the performance of traditional nerve conduction studies and needle electromyography procedures. The ADVANCE System is comprised of: (1) single use surface electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our NeuroMetrix internet portal for data archiving, report generation and other network services. The second device is the NC-stat System, a point-of-care device for the performance of nerve conduction studies. The NC-stat System, our first product for the assessment of neuropathies, has been sold historically to a broad group of physicians, including primary care physicians and specialists since its initial market launch in May 1999. The NC-stat System is comprised of: (1) disposable single use electrodes, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our neurodiagnostic equipment is used in over five thousand physician offices, clinics and hospitals. Over one and a half million patients have been tested with our neurodiagnostic equipment since 1999.

        We are presently focusing our sales efforts on the NC-Stat System to primary care physicians and clinics and the ADVANCE System to specialist physicians with peripheral nerve expertise, including neurologists, PM&R physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. Substantially all of our revenues to date have been derived from sales of the NC-stat System.

Business Developments

        Our revenues declined to $6.8 million for the quarter ended June 30, 2009, compared to $8.1 million for the same period in 2008. We believe that the decline in our revenues is due to the continued uncertainty surrounding reimbursement for the NC-stat System and the 40% reduction in our direct sales force in the second quarter of 2008. In addition, we expect that our revenues from sales of the NC-stat System may continue to be adversely affected by the uncertainty regarding reimbursement.

        We incurred a net loss of $1.8 million for the quarter ended June 30, 2009 compared to a net loss of $4.9 million for the same period in 2008. The net loss for the quarter ended June 30, 2008 included a $1.4 million loss due to an impairment in the value of our investment in Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, that we determined was other-than-temporary, and a loss from discontinued operations of $682,000.

        Significant developments impacting and relating to our financial condition and results of operations as of and for the quarter and six months ended June 30, 2009, or that we expect to impact future periods, include:

  •
  The impact of the economy, resulting in an overall reduction in health care capital purchasing.

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

  •
  Sales of the ADVANCE System, a system for the performance of traditional nerve conduction studies and needle electromyography procedures, which was launched in the second quarter of 2008. We are focusing our sales and marketing efforts for the ADVANCE System on specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians in the United States. Our success in selling the ADVANCE System will be dependent, among other things, on our customers' receiving, and our potential customers' belief that they will receive, sufficient reimbursement from third-party payers for performing procedures using the ADVANCE System, as discussed below.

  •
  The reduction in the size of the direct sales force from 50 regional sales managers to approximately 30 regional sales managers and certain other cost reduction steps taken during the second quarter of 2008. These steps were taken largely as a result of a decline in revenues we have experienced. Sales and marketing expenses have declined $1.0 million in the quarter ended June 30, 2009 as compared to the same period in 2008. We believe these cost reduction programs were the primary drivers. In the second quarter of 2009, we began to rebuild our direct sales force and we expect to have approximately 36 regional sales managers as of September 30, 2009.

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

  •
  Continued progress developing a product designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as CTS, for which we filed a 510(k) application to the FDA on the stimulator for the device in April 2009 and we received approval on our application on the signal detector in May 2009. We continue to invest resources on the development of this product.

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

        The CPT Panel has been reviewing the reimbursement coding for nerve conduction studies and formed a work group in early 2007 to examine the reimbursement coding of nerve conduction studies performed using nerve conduction equipment, including the NC-stat System. The findings of this work group were presented to the CPT Panel at a meeting in February 2008. At this meeting, the CPT Panel approved a Category III code describing nerve conduction studies performed with pre-configured electrode arrays. However, prior to publishing a new Category III CPT code for nerve conduction studies, the CPT Panel decided to reconsider its decision. In October 2008, the CPT Panel again considered nerve testing as an agenda item and, at this meeting, approved a new Category I CPT code for nerve conduction studies performed with pre-configured electrode arrays, such as are utilized with the NC-stat System. The outcome of the most recent vote was first made public in January 2009 when the CPT Panel minutes from the October 2008 meeting were reported by a financial analyst. We believe that the new code will be published in the Federal Register in the second half of 2009 for implementation on January 1, 2010. Before this new CPT code is implemented, the amount of reimbursement that physicians will receive under the code will need to be determined. CMS will determine the Relative Value Units, or RVUs, on which the amount of reimbursement is based and publish the final RVUs in the Federal Register for implementation January 1 the next year. This CPT code, when issued, may improve our customers' ability to submit claims efficiently and for these claims to be processed expeditiously and may help to stabilize the process for obtaining reimbursement under Medicare for nerve conduction studies performed using the NC-stat System.

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

        We reduced the size of our direct sales force in the second quarter of 2008 to approximately 30 regional sales managers from the previous level of approximately 50 regional sales managers. We took this action to reduce our sales and marketing expenses as a result of the decline in revenues we have experienced and due to our expectation that there will be further declines in revenues over the next several quarters. During the remainder of 2008, our direct sales force was primarily focused on sales of our ADVANCE System to specialist physicians with peripheral nerve expertise and on sales of electrodes to, and account management of, our existing customer base. We recently reorganized our sales force into three market channels: (1) neurology, which includes neurologists and PM&R physicians, (2) neurointerventional, which includes neurosurgeons, orthopedic surgeons, pain medicine physicians, and anesthesiologists, and (3) physician office, which includes primary care physicians, internal medicine physicians, endocrinologists, rheumatologists and occupational medicine physicians. We are pursuing this realignment in order to effectively distribute and commercialize our products as we continue to diversify our product offering. As a part of this realignment, our former vice president of sales departed on March 4, 2009. In conjunction with his departure, 18,750 options held by the former vice president of sales were accelerated and vested on the date of termination. On May 4, 2009, we hired an experienced executive, Walter Christensen, Senior Vice President of Global Sales, to oversee our overall sales function.

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

        Total revenues of discontinued operations and loss from discontinued operations for the quarter ended June 30, 2008 were $365,000 and $682,000, respectively. Total revenues of discontinued operations and loss from discontinued operations for the six months ended June 30, 2008 were $728,000 and $1.4 million, respectively.

Business Focus

        Our long-term financial objectives are to grow our business through the sale of proprietary medical equipment and to achieve and sustain profitability. However, during 2009 our revenues are likely to decrease from total revenues recognized in 2008. We are likely to continue to incur losses as a result of the reimbursement and other issues we are currently facing and there are no assurances that we will achieve our objectives over the longer term. We expect to focus our efforts for 2009 on (1) sales of the ADVANCE System to specialist physicians with peripheral nerve expertise, (2) sales of the NC-stat System, including sales of electrodes to, and on-going account management of, our existing NC-stat System customer base, (3) increasing our international presence through additional third party distributors, (4) efforts to stabilize third-party reimbursement for procedures performed with the NC-stat System, (5) seeking regulatory clearance from the FDA for portions of the onCall Information System, and (6) our ongoing research and development programs.

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

        Depending on the amount of research and development funding available during the remainder of 2009, we expect our research and development programs to (1) make improvements to and develop accessories and new consumables for our existing products, (2) continue to develop our system for regional anesthesia and pain control, for which we filed a 510(k) application to the FDA on the stimulator for the device in April 2009 and we received approval on our application on the signal detector in May 2009, and (3) to develop our neural repair and regeneration pipeline which includes the Andara OFS device for treatment of acute spinal cord injury, a device to stimulate peripheral nerve regeneration, and derivates of the pharmacologic agent 4-aminopyridine, or 4-AP, which has demonstrated efficacy in enhancing neural conduction after spinal cord trauma, as well as in demyelinating diseases such as multiple sclerosis. However, the clinical use of 4-AP may be limited by side effects. Our proprietary 4-AP derivatives may address some of these limitations.

Results of Operations

        The following table presents certain statement of operations information stated as a percentage of total revenues, of which certain columnar subtotal amounts may not sum due to rounding:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Medical equipment	10.4%	6.3%	10.3%	7.5%
Consumables	89.6	93.7	89.7	92.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	28.6	28.3	28.5	27.4

Gross margin	71.4	71.7	71.5	72.6

Operating expenses:
Research and development	20.8	18.1	20.1	17.4
Sales and marketing	43.2	48.8	40.1	56.1
General and administrative	34.9	42.9	34.5	40.6
Charge for impaired goodwill	—	—	—	34.6

Total operating expenses	99.0	109.8	94.7	148.8

Loss from operations	(27.6)	(38.1)	(23.2)	(76.1)
Loss on available-for-sale investment	—	(17.2)	—	(12.2)
Interest income	0.9	2.5	1.0	2.9
Other income	—	0.6	—	0.5

Loss from continuing operations	(26.6)	(52.2)	(22.2)	(84.9)
Loss from discontinued operations	—	(8.4)	—	(8.4)

Net loss	(26.6)%	(60.6)%	(22.2)%	(93.3)%

Comparison of Quarters Ended June 30, 2009 and 2008

        The following table presents revenues, costs and expenses and net loss, of which certain columnar subtotal amounts may not sum due to rounding:

	Quarter Ended June 30,
	2009	2008	Change	% Change
	($ in thousands)
Revenues:
Medical equipment	$704.8	$512.3	$192.5	37.6%
Consumables	6,055.6	7,615.5	(1,559.9)	(20.5)

Total revenues	6,760.4	8,127.8	(1,367.4)	(16.8)

Cost of revenues:
Medical equipment	207.4	210.9	(3.5)	(1.7)
Consumables	1,727.5	2,091.7	(364.2)	(17.4)

Total cost of revenues	1,934.9	2,302.6	(367.7)	(16.0)

Gross margin	4,825.5	5,825.2	(999.7)	(17.2)

Operating expenses:
Research and development	1,408.7	1,475.2	(66.5)	(4.5)
Sales and marketing	2,921.1	3,966.2	(1,045.1)	(26.3)
General and administrative	2,360.1	3,483.6	(1,123.5)	(32.3)

Total operating expenses	6,689.9	8,925.0	(2,235.0)	(25.0)

Loss from operations	(1,864.4)	(3,099.8)	1,235.4	(39.9)
Loss on available-for-sale investment	—	(1,401.1)	1,401.1	(100.0)
Interest income	63.6	202.6	(138.9)	(68.6)
Other income	—	52.5	(52.5)	(100.0)

Loss from continuing operations	(1,800.8)	(4,245.9)	2,445.1	(57.6)
Loss from discontinued operations	—	(682.0)	682.0	(100.0)

Net loss	$(1,800.8)	$(4,927.9)	$3,127.2	(63.5)%

Revenues:

        Medical equipment revenues consisting of the NC-stat and ADVANCE systems, related modules, and extended service agreement revenues, were $704,800 and $512,300 for the quarters ended June 30, 2009 and 2008, respectively, an increase of $192,500, or 37.6%. This increase reflects an increase in sales of higher priced ADVANCE units and less discounting, partly as a result of fewer customer transitions to the ADVANCE System from the NC-Stat System.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $6.1 million and $7.6 million for the quarters ended June 30, 2009 and 2008, respectively, a decrease of $1.5 million, or 20.5%. This decrease reflects the impact of the economy, resulting in an overall reduction in health care capital purchasing. In addition, this decrease reflects lower sales of consumables and lower average selling prices of electrodes and needles, which we believe has resulted primarily from uncertainty and adverse developments relating to reimbursement for procedures performed with the NC-stat System. Also contributing to this decline was our decision to reduce our direct sales force by approximately 40% in May 2008. Partially offsetting these decreases, has been increasing sales of ADVANCE System electrodes. Consumables revenues accounted for 89.6% and 93.7% of our total revenues for the quarters ended June 30, 2009 and 2008, respectively.

        We anticipate that total revenues for the remainder of 2009 will remain flat or decrease as compared to the total revenues recognized in the first half of 2009. Our revenues for 2009 are likely to be impacted by (a) the overall reduction in health care capital purchasing; (b) the level of reimbursement established for procedures performed using the NC-stat System by insurance carriers and other third-party payers; (c) the level of reimbursement for procedures performed using the ADVANCE System; (d) whether final LCDs are applied in a manner that places additional restrictions or qualifications on the performance of these procedures; (e) any other reimbursement determinations relating to nerve conduction studies that may be issued by third-party payers; and (f) any other events causing uncertainty as to the existence or amount of reimbursement physicians are likely to receive for performing procedures using our nerve conduction product offerings. Separately, we expect revenues to be positively impacted by increasing the direct sales force and by expanding sales and marketing efforts for our ADVANCE System. Overall, revenues could be impacted by a variety of factors, including the level of demand for our products, potential for changes in third-party reimbursement for nerve conduction studies, the overall economy, competitive factors and the factors described in the section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements."

Cost of revenues

        Cost of medical equipment revenues decreased to $207,400, or 29.4% of medical equipment revenues, for the quarter ended June 30, 2009, as compared to $210,900, or 41.2% of medical equipment revenues, for the same period in 2008. The decrease in the cost of medical equipment revenues as a percentage of medical equipment revenues are primarily attributable to less transitioning of existing NC-stat System customers to the ADVANCE System, which resulted in less discounting.

        Cost of consumables revenues decreased to $1.7 million, or 28.5% of consumables revenues, for the quarter ended June 30, 2009, as compared to $2.1 million, or 27.5% of consumables revenues, for the same period in 2008. The increase in the cost of consumables revenues as a percentage of consumables revenues is primarily attributable to the recording of a $125,000 reserve for inventory obsolescence.

        Our overall cost of revenues decreased to $1.9 million, or 28.6% of revenues, for the quarter ended June 30, 2009, compared to $2.3 million, or 28.3% for the same period in 2008.

        Our cost of revenues as a percentage of revenues may increase during the remainder of 2009 compared to the second quarter of 2009 due to the continued transition of existing NC-stat System customers to the ADVANCE System and its higher cost of revenues as compared to the NC-stat System.

Research and Development

        Our research and development expenses include expenses associated with our research, product development, clinical, regulatory, and quality assurance departments.

        Research and development expenses decreased $66,500, or 4.5%, to $1.4 million for the quarter ended June 30, 2009 from $1.5 million for the same period in 2008. As a percentage of revenues, research and development expenses were 20.8% and 18.1% for the quarters ended June 30, 2009 and 2008, respectively. The decrease in research and development expenses was primarily due to an $88,000 decrease in amortization of intangible assets, a decrease of $73,000 in employee compensation and benefit costs, and a $33,000 decrease in the cost of lab supplies, partially offset by a $54,000 increase in stock-based compensation expense, a $28,000 increase in design work, a $19,000 increase in recruiting costs, and increases of $11,000 for each of consulting services and depreciation expense.

        We expect our spending on research and development will increase during the remainder of 2009 as compared to the first half of 2009 as we increase efforts on our pipeline of products in development, including our drug development program targeted at chronic spinal cord injuries. This amount may vary, however, depending on the opportunities and challenges that arise during the year, as well as the availability of funding.

Sales and Marketing

        Our sales and marketing expenses include expenses from the marketing, field sales, sales administration, and inside sales departments.

        Sales and marketing expenses decreased $1.0 million, or 26.3%, to $2.9 million for the quarter ended June 30, 2009 from $4.0 million for the same period in 2008. As a percentage of revenues, sales and marketing expenses were 43.2% and 48.8% for the quarters ended June 30, 2009 and 2008, respectively. The decrease in sales and marketing expenses was primarily due to a decrease of $839,000 in employee compensation and benefit costs primarily attributable to the decrease in commissions, salaries, and bonuses resulting from the reduction of the size of our direct sales force in May 2008. Cost containment efforts resulted in reductions of $99,000 in travel and entertainment expenses, $81,000 in trade show expenses, $39,000 in consulting and temporary labor, and $22,000 in shipping and freight. In addition, stock-based compensation expense declined $127,000. These decreases were partially offset by a $200,000 increase in recruiting fees.

        We expect sales and marketing expenses to increase during the remainder of 2009 as compared to the first half of 2009, largely as a result of our efforts to rebuild our direct sales force. However, as a significant portion of our sales and marketing expenses is comprised of commissions to our direct sales force, this may vary depending on our revenues for 2009.

General and Administrative

        Our general and administrative expenses include expenses from the executive, finance, administrative, customer service, and information technology departments.

        General and administrative expenses decreased $1.1 million, or 32.3%, to $2.4 million for the quarter ended June 30, 2009 from $3.5 million for the same period in 2008. As a percentage of revenues, general and administrative expenses were 34.9% and 42.9% for the quarters ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses included decreases of $802,000 for legal fees that largely resulted from the resolution with the DOJ and the OIG investigation that was announced on February 9, 2009, $204,000 for bad debt expense, $63,000 for facilities costs, $61,000 for stock-based compensation, and $82,000 for other expenses. These decreases were partially offset by increases in accounting and auditing fees of $31,000, travel and entertainment expenses of $29,000, and in taxes, licenses, and fees of $28,000.

        We believe our general and administrative expenses will remain relatively unchanged during the remainder of 2009 as compared to the first half of 2009.

Loss on available-for-sale investment

        In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. We marked this investment to market as of June 30, 2008 and recorded a $1.4 million charge during the second quarter of 2008 because we believed the investment had experienced a decline in value that was other-than-temporary. The investment was fully impaired as of December 31, 2008.

Interest Income

        Interest income was $63,600 and $202,600 for the quarters ended June 30, 2009 and 2008, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended June 30, 2009, as compared to the quarter ended June 30, 2008, is primarily due to lower average invested balances, as well as lower interest rates.

Comparison of Six Months Ended June 30, 2009 and 2008

        The following table presents revenues, costs and expenses and net loss, of which certain columnar subtotal amounts may not sum due to rounding:

	Six Months Ended June 30,
	2009	2008	Change	% Change
	($ in thousands)
Revenues:
Medical equipment	$1,403.8	$1,262.2	$141.6	11.2%
Consumables	12,182.2	15,601.3	(3,419.1)	(21.9)

Total revenues	13,586.0	16,863.5	(3,277.5)	(19.4)

Cost revenues:
Medical equipment	461.1	418.8	42.3	10.1
Consumables	3,414.2	4,199.7	(785.6)	(18.7)

Total cost of revenues	3,875.3	4,618.6	(743.3)	(16.1)

Gross margin	9,710.7	12,244.9	(2,534.2)	(20.7)

Operating expenses:
Research and development	2,730.4	2,941.2	(210.7)	(7.2)
Sales and marketing	5,441.6	9,460.1	(4,018.5)	(42.5)
General and administrative	4,692.2	6,850.0	(2,157.8)	(31.5)
Charge for impaired goodwill	—	5,833.5	(5,833.5)	(100.0)

Total operating expenses	12,864.3	25,084.8	(12,220.5)	(48.7)

Loss from operations	(3,153.6)	(12,839.8)	9,686.3	(75.4)
Loss on available-for-sale investment	—	(2,057.2)	2,057.2	(100.0)
Interest income	136.3	493.6	(357.3)	(72.4)
Other income	—	78.8	(78.8)	(100.0)

Loss from continuing operations	(3,017.3)	(14,324.7)	11,307.4	(78.9)
Loss from discontinued operations	—	(1,410.8)	1,410.8	(100.0)

Net loss	$(3,017.3)	$(15,735.5)	$12,718.2	(80.8)%

Revenues:

        Medical equipment revenues consisting of the NC-stat and ADVANCE devices, related modules, and extended service agreement revenues, were $1.4 million and $1.3 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $141,600, or 11.2%. This increase reflects an increase in sales of higher priced ADVANCE units and less discounting, partly as a result of fewer customer transitions to the ADVANCE System from the NC-Stat System.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $12.2 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively, a decrease of $3.4 million, or 21.9%. This decrease reflects the impact of the economy, resulting in an overall reduction in health care capital purchasing. In addition, this decrease reflects lower sales of consumables and lower average selling prices of electrodes and needles, which we believe has resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System. Also contributing to this decline was our decision to reduce our direct sales force, as discussed above. Partially offsetting these decreases, has been increasing sales of ADVANCE System electrodes. Consumables revenues accounted for 89.7% and 92.5% of our total revenues for the six months ended June 30, 2009 and 2008, respectively.

Cost of revenues

        Cost of medical equipment revenues increased to $461,100, or 32.8% of medical equipment revenues, for the six months ended June 30, 2009, as compared to $418,800, or 33.2% of medical equipment revenues, for the same period in 2008. The increase in the cost of medical equipment revenues reflects increased sales of the ADVANCE System, which has a higher cost than the NC-stat System. The decrease in the cost of revenues, as a percentage of revenues, reflects a decrease in discounting, particularly related to the transition of existing NC-stat System customers to the ADVANCE System.

        Cost of consumables revenues decreased to $3.4 million, or 28.0% of consumables revenues, for the six months ended June 30, 2009, as compared to $4.2 million, or 26.9% of consumables revenues, for the same period in 2008. The increase in the cost of consumables revenues as a percentage of consumables revenues is primarily attributable to the recording of a $228,000 reserve for inventory obsolescence.

        Our overall cost of revenues decreased to $3.9 million, or 28.5% of revenues, for the six months ended June 30, 2009, compared to $4.6 million, or 27.4% of revenues for the same period in 2008.

Research and Development

        Research and development expenses decreased $210,700, or 7.2%, to $2.7 million for the six months ended June 30, 2009 from $2.9 million for the same period in 2008. As a percentage of revenues, research and development expenses were 20.1% and 17.4% for the six months ended June 30, 2009 and 2008, respectively. The decrease in research and development expenses was primarily due to a decrease of $163,000 in employee compensation and benefit costs, a $123,000 decrease in the amortization of intangible assets, and a $46,000 decrease in recruiting fees, partially offset by a $128,000 increase in stock-based compensation expense.

Sales and Marketing

        Sales and marketing expenses decreased $4.0 million, or 42.5%, to $5.4 million for the six months ended June 30, 2009 from $9.5 million for the same period in 2008. As a percentage of revenues, sales and marketing expenses were 40.1% and 56.1% for the six months ended June 30, 2009 and 2008, respectively. The decrease in sales and marketing expenses was primarily due to a decrease of $2.7 million in employee compensation and benefit costs primarily attributable to the decrease in commissions, salaries, and bonuses resulting from the reduction of the size of our direct sales force in May 2008, and from a $120,000 bonus overaccrual from a prior period that was recorded as a contra expense in the quarter ended March 31, 2009. Cost containment efforts resulted in reductions of $388,000 in travel and entertainment expenses, $203,000 in consulting and temporary labor, $181,000 in advertising and promotion, $153,000 in shipping and freight, $89,000 in trade show expenses, and

$55,000 in third party commissions. In addition, stock-based compensation expense declined $178,000 and other expenses declined $257,000. These decreases were partially offset by a $216,000 increase in recruiting fees.

General and Administrative

        General and administrative expenses decreased $2.2 million, or 31.5%, to $4.7 million for the six months ended June 30, 2009 from $6.9 million for the same period in 2008. As a percentage of revenues, general and administrative expenses were 34.5% and 40.6% for the six months ended June 30, 2009 and 2008, respectively. The decrease in general and administrative expenses included decreases of $1.2 million for legal fees that largely resulted from the resolution with the DOJ and the OIG investigation that was announced on February 9, 2009, $247,000 for stock-based compensation, $159,000 for taxes and fees including a $114,000 overaccrual of state sales tax from a prior period that was recorded as a contra expense in the quarter ended March 31, 2009, $109,000 for bad debt expense, $84,000 for personnel related expenses, $78,000 for directors' fees, $53,000 for accounting and auditing fees, $48,000 for supplies, maintenance, and equipment, and $192,000 for other expenses.

Charge for impaired goodwill

        As of March 31, 2008, our publicly traded market value was significantly below our net book value. Therefore, we determined that an interim goodwill impairment test was required. As the net book value of our assets exceeded the enterprise value, we performed step two of Statement of Financial Accounting Standards, or SFAS, No. 142 impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including EyeTel Imaging, Inc. and PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, intangibles. We determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Loss on available-for-sale investment

        In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' issued and outstanding shares at the time of the investment, at a price of $0.46 per share. We marked this investment to market as of June 30, 2008 and recorded year to date charges of $2.1 million for the six months ended June 30, 2008 because we believed the investment had experienced a decline in value that was other-than-temporary. The investment was fully impaired as of December 31, 2008.

Interest Income

        Interest income was $136,300 and $493,600 for the six months ended June 30, 2009 and 2008, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the six months ended June 30, 2009, as compared to the same period in 2008, is primarily due to lower average invested balances, as well as lower interest rates.

Liquidity and Capital Resources

        Our principal source of liquidity is our current cash and cash equivalents and short-term held-to-maturity investments. As of June 30, 2009, the weighted average maturity of our short-term held-to-maturity investments was 191 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	June 30, 2009	December 31, 2008	Change	% Change
		($ in thousands)
Cash and cash equivalents	$5,465.4	$12,302.3	$(6,836.9)	(55.6)%
Short-term held-to-maturity investments	9,990.0	7,495.0	2,495.0	33.3

Total cash, cash equivalents, and short-term held-to-maturity investments	$15,455.4	$19,797.3	$(4,341.9)	(21.9)%

        During the first half of 2009, our cash, cash equivalents, and short-term held-to-maturity investments decreased by $4.3 million, primarily due to the legal settlement with the DOJ of $3.7 million. In addition, we paid $350,000 to Cyberkinetics and related parties to acquire certain technological and intellectual property.

        In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended June 30, 2009 and 2008, and the year ended December 31, 2008:

	Quarter Ended June 30,
			Year Ended December 31, 2008
	2009	2008
Days sales outstanding	47	57	54
Inventory turnover rate (times per year)	1.5	1.5	1.6

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. The reduction in DSO from December 31, 2008 to June 30, 2009 is a reflection of increased collection efforts. Accounts payable are normally paid within 30 to 40 days from receipt of a vendor's invoice.

        Our inventory turnover rate decreased for the quarter ended June 30, 2009 to 1.5 times per year compared with 1.6 times per year for the year ended December 31, 2008. This decrease was primarily due to decreased demand for consumables.

        The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2009	2008
	(in thousands)
Net cash used in operating activities	$(4,059.6)	$(7,890.7)
Net cash (used in) provided by investing activities	(3,012.0)	14,213.7
Net cash provided by financing activities	234.7	93.7

        Our operating activities used $4.1 million in the six months ended June 30, 2009. This use of cash resulted largely from the $3.7 million settlement payment with the DOJ, the net loss for the six months of $3.0 million, a $397,000 decrease in accrued expenses and compensation, and a $173,000 decrease in deferred revenue and deferred costs. These uses of cash were partially offset by noncash expenses of $1.5 million, a $1.1 million increase in accounts payable due to the timing of purchases, a $322,000 decrease in inventories, and a $249,000 decrease in accounts receivable. For the six months ended June 30, 2008, our operating activities used $7.9 million. This use of cash resulted primarily from a net loss of $15.7 million and a net use of cash of $2.3 million from changes in operating assets and liabilities. These uses of cash were partially offset by $10.1 million in noncash items, including a

$5.8 million charge for the impairment of goodwill, $2.1 million in charges for an other-than-temporary impairment in the value of our investment in Cyberkinetics common stock, stock-based compensation of $1.4 million, and depreciation and amortization of $0.9 million.

        Our investing activities used $3.0 million for the six months ended June 30, 2009. This use of cash included $5.0 million to purchase short-term investments, $350,000 paid to acquire certain technological and intellectual property assets from Cyberkinetics and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, and $167,000 paid to acquire fixed assets. These uses of cash were partially offset by $2.5 million provided by the maturities of investments. For the six months ended June 30, 2008, our investing activities provided $14.2 million. This included $14.5 million provided by the maturities of investments and $1.1 million provided by the release of restricted cash, partially offset by $1.1 million in investment purchases and $239,000 paid to acquire fixed assets.

        Our financing activities provided $234,700 and $93,700 of cash in the six months ended June 30, 2009 and 2008, respectively. Cash provided by financing activities in the first half of 2009 represented proceeds from the issuance of shares under our employee stock purchase plan and our executive bonus plan, partially offset by payments on a capital lease. Cash provided by financing activities in the first half of 2008 represented proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options, partially offset by payments on a capital lease.

        During the remainder of 2009, we expect to continue to hold our cash in money market funds and certificates of deposit. We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our existing capital resources, including cash and cash equivalents, as of June 30, 2009 are sufficient to finance our ongoing operations into at least the second half of 2010. However, our business is currently facing challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to changes in our estimated future revenues, changes we make to our ongoing operating expenses, future changes in our business strategy, decisions we make regarding the size of our sales force and the magnitude of our sales and marketing programs, research and development spending plans, and other items affecting our level of expenditures and our use of cash and cash equivalents. Accordingly, we may need to raise additional funds to support our operating and capital needs. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay our product development efforts. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners or through credit lines or other debt financing sources to increase the funds we have available to us to fund our operations. However, there are no assurances that we will be able to secure such financing on favorable terms, if at all.

        To date, inflation has not had a material impact on our financial operations.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of June 30, 2009, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

        See Note 1 "Business and Basis of Presentation" of the Notes to Unaudited Financial Statements for a discussion of recent accounting pronouncements.

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

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Acting Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2009. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Acting Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

        There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        As previously disclosed in our filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against us and certain of our current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleges, among other things, that between October 27, 2005 and February 12, 2008, defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs are seeking unspecified damages. On January 30, 2009, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. In March 2009, the parties mutually agreed to participate in mediation to attempt to resolve the litigation, and the court entered an order staying the proceedings. The mediation did not resolve the litigation, and plaintiffs opposed defendants' motion to dismiss on July 20, 2009.

        As previously disclosed in our filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of our current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to the Company based on conduct similar to that alleged in the putative securities class actions, including that the defendants caused the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiffs are seeking various forms of monetary and non-monetary relief. In March 2009, the parties agreed to participate in mediation to attempt to resolve the litigation. The mediation did not resolve the litigation, and the litigation is continuing.

        The litigation process is inherently uncertain, and we cannot guarantee that the outcomes of the above lawsuits will be favorable for us or that they will not be material to our business, results of operations, or financial position.

        As previously disclosed in the Company's filings with the SEC, on February 9, 2009, the Company announced that it had reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of the Company's past sales and marketing practices relating to its NC-stat System.

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

        In addition, the Company entered into a civil Settlement Agreement, or the Settlement Agreement, dated February 9, 2009, with the DOJ and OIG. The Settlement Agreement involves the referral programs and allegations that, where physicians performed a nerve conduction study using the NC-stat System and did not obtain an F-wave measurement, in limited circumstances, the Company caused physicians to seek reimbursement using the slightly higher valued 95903 CPT code payable for nerve conduction studies where an F-wave measurement is obtained, rather than the 95900 CPT code. While the Company did not admit to the allegations with respect to the F-wave coding issue, the Company agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity

Agreement with OIG. The Company remains fully eligible to participate in all federal health care programs.

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

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At the Annual Meeting of Stockholders held on May 21, 2009, our stockholders voted as follows:

  (a)
  To elect two members to the Board of Directors as Class II Directors, to serve until the 2012 Annual Meeting of Stockholders of the Company and until their successors are duly elected and qualified or until their earlier resignation or removal.

Nominee	Vote "For"	Vote Withheld
Shai N. Gozani, M.D., Ph.D.	10,377,351	2,304,806
Charles R. LaMantia	10,380,682	2,301,475

        There were no broker non-votes or abstentions with respect to this matter. The terms in office of David E. Goodman, M.D., Alan J. Hinkle, M.D., W. Mark Lortz, and Timothy R. Surgenor continued after the annual meeting.

  (b)
  To approve the Company's Third Amended and Restated 2004 Stock Option and Incentive Plan to, among other things, increase the number of shares of the Company's common stock, $0.0001 par value per share, reserved for issuance thereunder by 1,000,000 shares.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
5,049,051	2,211,603	2,027,137	3,394,366
  (c)
  To ratify the selection of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the year ending December 31, 2009.

Vote "For"	Vote "Against"	Abstentions	Broker Non-Votes
10,617,959	48,945	2,015,253	—

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

NEUROMETRIX, INC.
/s/ SHAI N. GOZANI, M.D., PH. D. Shai N. Gozani, M.D., Ph. D. Chief Executive Officer and President
/s/ JOSEPH A. CALO Joseph A. Calo Acting Chief Financial Officer and Treasurer

Date: August 14, 2009

EXHIBIT INDEX

Exhibit No.		Description
10.1	+	Third Amended and Restated 2004 Stock Option and Incentive Plan(1)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

+
Indicates a management contract or any compensatory plan, contract, or arrangement.

(1)
Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.'s Proxy Statement on Schedule 14A filed April 24, 2009 (File No. 001-33351).