Form 10-K
period 2009-12-31
NeuroMetrix, Inc.
filed 2010-03-12
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33351

NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	04-3308180 (I.R.S. Employer Identification No.)
62 Fourth Avenue Waltham, Massachusetts (Address of Principal Executive Offices)	02451 (Zip Code)
(781) 890-9989 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act

None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2009, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20,604,709 based on the closing sale price of the common stock as reported on the NASDAQ Global Market on June 30, 2009. For this computation, the registrant has excluded the market value of all outstanding shares beneficially owned by any director, executive officer or person known to the registrant to beneficially own 10% or more of the registrant's common stock; such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the registrant.

          As of March 1, 2010, there were 23,027,070 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive proxy statement for the registrant's 2010 annual meeting of stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days of the registrant's year ended December 31, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NEUROMETRIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

        The statements contained in this Annual Report on Form 10-K, including under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled "Risk Factors." Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to "we", "us", the "Company", or "NeuroMetrix" in this Annual Report on Form 10-K refers to NeuroMetrix, Inc.

ITEM 1.    BUSINESS

Our Business-An Overview

        We are a science-based health care company transforming patient care through neurotechnology. To date, our focus has been primarily on the assessment of neuropathies. We are also developing innovative products for preservation and restoration of nerve and spinal cord function, and pain control. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. We market systems for the performance of nerve conduction studies and needle electromyography procedures. Our product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies. We are also developing devices and pharmaceutical agents to treat peripheral nerve and spinal cord injuries.

        We have two medical devices cleared by the United States Food and Drug Administration, or FDA, which are used for the assessment of neuropathies. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. It has been sold historically to a broad group of physicians, including primary care physicians and specialists since its initial market launch in May 1999. Our NC-stat System is comprised of: (1) single use nerve-specific electrodes, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. This system is used primarily by neurologists, physical medicine and rehabilitation, or PM&R, physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our servers for data archiving, report generation, and other network services. Our neurodiagnostic equipment is used in approximately 4,500 physicians' offices, clinics, and hospitals. Approximately 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

        We are presently focusing our sales efforts on our NC-Stat System for primary care physicians and clinics and our ADVANCE System for specialist physicians with peripheral nerve expertise, including neurologists, PM&R physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians.

Business Developments

        We believe that consistent and adequate physician reimbursement for nerve conduction studies performed using our neurodiagnostic devices is essential to our efforts to build our U.S. business and thereby deliver the significant clinical benefits that may be achieved through the use of this technology to patients. A significant, positive step was taken on reimbursement in the fourth quarter of 2009 when the U.S. Centers for Medicare and Medicaid Services, or CMS, published a new Category I CPT code, or CPT code 95905, in the 2010 Physician's Fee Schedule for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. Therefore, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Unlike pre-existing Medicare nerve conduction study codes, but similar to many other diagnostic procedures, CPT code 95905 is billed per limb tested as opposed to per nerve. Although practice patterns will vary, we believe that fewer units of CPT code 95905 will generally be billed per patient than under the pre-existing nerve conduction study codes. Lower physician reimbursement under CPT code 95905 could affect testing patterns and, in the near term, will put downward pressure on our revenues and margins. It is difficult to predict adoption and utilization of this new CPT code in the near term as there are many factors in play. Over time, however, we anticipate the new CPT code may have a positive influence on reimbursement by commercial insurers. We believe that ultimately the effect of the CPT code on revenues will be positive and will allow us to increase revenues over time. In the meantime, we anticipate a period of readjustment that could span several quarters or perhaps longer.

        During 2009, we took several significant steps, described below, to position ourselves for this period of readjustment.

  •
  We rebuilt our senior management team with new leadership in both sales and finance. Walter Christenson joined us as Senior Vice President, Global Sales and Thomas Higgins joined us as Senior Vice President and Chief Financial Officer.

  •
  We strengthened our balance sheet through an equity financing through which we sold common stock and warrants resulting in net proceeds of approximately $17.2 million.

  •
  We reorganized our sales organization and customer interface, including:

  •
  reorganizing North America sales in two groups dedicated to the Physician's Office and the Neurointerventional markets;

  •
  initiating a Clinical Educator program to support Physician Office sales and provide direct clinical support to customers;

  •
  refocusing Physician Office sales representatives on new account acquisition;

    •
    merging corporate customer service and account management into a single customer support organization; and

    •
    sharpening our European focus with an on-site employee in the UK and extended customer service hours.

  •
  We broadened our R&D pipeline with multiple product launches planned for 2010 in both the neurodiagnostic and nerve localization device markets.

        In the product pipeline, "Vantage", the anticipated successor to our current NC-stat System, is targeted for commercial launch in 2010 following the achievement of certain development and regulatory milestones. Vantage is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features.

        "ASCEND", another device under development is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as Carpal Tunnel Syndrome, or CTS. Commercial launch of ASCEND is also targeted for 2010 pending certain regulatory milestones.

        Within our pipeline of pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. We plan to advance the compound through a Phase 1 clinical trial and then evaluate strategic options. We are presently performing the pre-clinical work required to file an investigational new drug application with the FDA.

        "Andara" is our implantable stimulator for spinal nerve repair. The FDA recently provided greater clarity on the clinical requirements for approval. Our next step would be to design and conduct a clinical trial targeting the same safety and efficacy endpoints as the original study but with a larger sample size. This project is currently on hold as we focus our resources on our other pipeline products.

Neuropathies

        Disorders of the nerves are broadly described by the term neuropathies. There are two basic types of neuropathies, those that are focal or localized in nature, and those that are systemic. Focal neuropathies are typically caused by a compression of one or more specific nerves. Systemic neuropathies are typically caused by a metabolic disturbance that results in widespread damage to nerves throughout the body. The most common clinical conditions associated with neuropathies include:

  •
  Diabetes.  Diabetes is a disease in which the body either does not produce sufficient quantities of insulin or does not properly use insulin. Insulin is a hormone that is needed to convert sugar, starches, and other food into energy needed for daily body function. Diabetes often results in a high level of glucose in the blood, called hyperglycemia. Chronic hyperglycemia is associated with complications of diabetes including nerve, eye, and kidney disease. The most common form of diabetes-related nerve disease is a systemic neuropathy called diabetic peripheral neuropathy, or DPN. The symptoms of DPN include impaired sensation or pain in the feet and hands. The American Diabetes Association, or ADA, estimates that 60% to 70% of people with diabetes are affected by DPN, although a majority of these individuals are unaware of their nerve disease because they have no symptoms. DPN, if left undiagnosed and unmanaged, can result in the development of lower extremity ulcers and, in severe cases, amputation. It is estimated by the ADA that over 75% of all foot amputations are in patients with DPN. Other neuropathies may be present in as many as 30% of patients with diabetes, including CTS, radiculopathy, and chronic inflammatory demyelinating polyneuropathy, or CIDP.

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

  •
  Other medical conditions associated with neuropathies.  Common chronic disorders such as obesity, rheumatoid arthritis, and spinal stenosis, or narrowing of the spinal canal, are commonly associated with neuropathies. In these complicated cases, it is particularly important for the physician to confirm or exclude neuropathies in order to develop effective treatment programs.

  •
  Nerve damage caused by chemotherapy.  A number of widely used chemotherapeutic agents are toxic to nerves. Unfortunately, by the time patients report symptoms, significant nerve damage has often already occurred.

NeuroMetrix Marketed Products for the Assessment of Neuropathies

NC-stat System

        Our point-of-service neurodiagnostic solution is known as the NC-stat System. The NC-stat System is comprised of: (1) single use electrodes that are placed non-invasively on the patient's body, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician to transmit data to our onCall Information System. The NC-stat System assists the physician in rapidly and accurately examining the patient in a manner that may be cost-effective for the patient and third-party payer. The onCall Information System also provides our NC-stat customers with report creation, device management, data archiving, and other services that are accessible via the web, e-mail, and facsimile. Use of the onCall Information System is optional; however, we believe that substantially all of our NC-stat customers use this system in all neurodiagnostic studies they conduct.

ADVANCE System

        The ADVANCE System is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to their personal computers and our servers for data archiving, report generation, and other network services.

Consumables

        We market a variety of consumables and accessories for use with our neurodiagnostic equipment. These include our nerve specific electrodes which are single use, self-adhesive, electrode arrays that are placed on the body and connected to the neurodiagnostic device. Currently, we sell nerve specific electrodes for six nerves. The electrodes are designed to be positioned according to common anatomical landmarks with a configuration that facilitates correct placement. We also market electrodes, which are individually placed and may be used to test any nerve at distal and proximal locations, and EMG needles and various cables and other accessories for performing nerve conduction studies and needle electromyography procedures.

  Customers

        We market our products directly to physicians, clinics, and hospitals. The NC-stat System is marketed primarily to primary care and internal medicine physicians. The ADVANCE System is marketed primarily to neurologists, PM&R physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. As of December 31, 2009, we had approximately 4,500 active NC-stat and ADVANCE customers. No single customer accounted for more than 10% of our revenues in 2009, 2008, or 2007.

  Geographic Information

        Substantially all of our assets, revenues, and expenses for the years ended December 31, 2009, 2008, and 2007 were located at or derived from operations in the United States. In addition, we have had limited sales in the United Kingdom, the Netherlands, and various other countries. For the year ended December 31, 2009, international revenues accounted for approximately 2% of our total revenues. For the years ended December 31, 2008 and 2007, international revenues accounted for less than 1% of our total revenues.

  Sales, Marketing, and Distribution

        Our products are directly marketed and distributed within the United States. We have limited but growing sales through distributors in the United Kingdom, the Netherlands, and various other countries. Our success is highly dependent on our ability to maintain our direct sales force and to effectively manage the efforts of our international distributors.

        Our U.S. sales operations are organized into a Physician's Office sales group supporting primary care, internal medicine, endocrinology, and rheumatology, and a Neurointerventional sales group supporting neurology, physical medicine and rehabilitation and orthopedics. We recently initiated a Clinical Educator program to support the Physician's Office sales group and provide direct clinical support to our customers. The Clinical Educators program allows our Physician's Office sales representatives to focus primarily on new account acquisition. We have a Customer Service organization at our corporate offices to provide support to customers regarding the operation of our NC-stat and ADVANCE Systems and for reordering our consumable products. International sales are made through a network of distributors. We recently employed a European sales manager who is based in the United Kingdom and manages European distributors. Our sales organization currently has 51 field positions, including 34 sales representatives, 10 clinical educators, six sales directors and a Senior Vice President, Global Sales.

        We invest significant efforts in technical, clinical, and business practices training for our regional sales managers. We also require each sales representative to attend periodic sales and product training programs. The efforts of our regional sales managers are enhanced by proprietary software tools that are accessed via a secure website, which we refer to as the sales portal. This portal gives our sales personnel access to real time customer sales and product usage information, various applications to help identify and close new business, and marketing materials. The portal also provides customer relationship management functions.

        Promotion and sales of medical devices are highly regulated not only by the FDA, but also by the Federal Trade Commission, and, outside the United States, by other international bodies, and are subject to federal and state fraud and abuse enforcement activities.

Manufacturing and Supply

        We rely on outside contractors for the manufacture and servicing of our products and their components, and we do not currently maintain alternative manufacturing sources for our NC-stat or

ADVANCE devices, docking station/communication hubs, electrodes, or any other finished goods products. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. We believe these manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

        Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, packaging, and labeling at our corporate headquarters facility. We may consider manufacturing certain products or product components internally, if and when demand or quality requirements make it appropriate to do so. We currently have no plans to manufacture any products or product components internally.

        We seek to obtain products from our manufacturers in order to maintain sufficient inventory to satisfy our customer obligations and we did not experience any inventory shortages on any established products in 2009. Additionally, during 2009, we experienced a significantly lower rate of defects in electrodes manufactured by Parlex, as we rejected less than 1% of electrodes shipped to us by Parlex, compared to 3-5% in 2008. This was a result of our efforts to focus Parlex on reducing the defect rate. We are continuing to work closely with Parlex to maintain and further reduce this low rate of rejection. If our third-party manufacturers are unable to manufacture sufficient quantities of our products that meet our specifications, we will not meet expectations for our business.

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

        Sunburst EMS, Inc., or Sunburst, has been manufacturing our NC-stat devices and docking stations since November 2005. We signed a formal supply agreement with Sunburst during 2006 for the continued manufacturing and supply of our neurodiagnostic devices. Sunburst manufactures the current generation of our NC-stat and the ADVANCE devices at a facility in Massachusetts.

        We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by European agencies. Our NC-stat and ADVANCE Systems are cleared for marketing within the United States, Canada, and the European Union. Our facility and the facility of our contract device manufacturer are subject to periodic inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. As a registered device manufacturer, we and our manufacturer will undergo regularly scheduled FDA quality system inspections. However, additional FDA inspections may occur if deemed necessary by the FDA.

Research and Development

        We focus our research and development efforts on our new product platforms, including Vantage and ASCEND, as well as further enhancements to the ADVANCE System, including new electrodes and other accessories. Vantage, the anticipated successor to our current NC-stat System, is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features. ASCEND is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as CTS.

        Our research and development group consists of 25 people, including seven who hold Ph.D. or M.D. degrees. This group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems. Our research and development group works closely with our marketing group, our clinical support group (led by a board-certified neurologist), and our customers to design products that are focused on improving clinical outcomes.

        Research and development expenses were $5.6 million, $5.6 million, and $4.9 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

Neurodiagnostic Devices

        Most of our research and development efforts are currently directed towards the completion of development and regulatory approval of the Vantage System and towards additional functionality for the ADVANCE System. We are also developing new electrodes used to perform nerve conduction studies and needle electromyography procedures. Vantage is targeted for commercial launch in 2010.

Regional Anesthesia, Pain Control, and the Treatment of Neuropathies

        We are developing the ASCEND platform, a proprietary neuro-electrical guidance system, to help physicians position drug delivery devices, such as hypodermic needles and catheters, safely and quickly in very close proximity to specific nerves to optimize therapeutic benefits without damaging the nerves in the process. The use of nerve localization instrumentation and needles is a standard of care for nerve block procedures, which represents the increasingly preferred form of anesthesia for many surgical procedures, particularly within orthopedics. The instrumentation can provide physicians with confirmation that the needle is in the proper location to optimize the efficacy of the anesthesia. We believe that our ASCEND products may reduce the risk of not properly placing needles involved in providing these treatments.

        Current approaches to regional anesthesia and nerve block include ultrasound and some alternative approaches to nerve localization. Clinical studies have been performed by third parties that demonstrate that the two approaches, ultrasound and nerve stimulation, are comparable. The limitations of ultrasound include the fact that a high level of expertise and training is required, there is no objective evidence that a nerve has been successfully blocked, and there may be difficulty in visualizing the tip of the injection needle. While the current generation of nerve localization technology is generally effective, it is limited with respect to both accuracy and usability. Confirmation of the effectiveness of the treatment is subjective. Based on discussions with anesthesiologists, we believe that there is a need for improvements in nerve localization products that may be provided by our ASCEND platform.

        Our ASCEND platform will resemble our neurodiagnostic products and will be comprised of (1) consumables, including proprietary nerve localization and drug delivery needles, and electrodes, and (2) an electronic instrument linked to local and/or remote information systems. We are targeting ASCEND for commercial launch into anesthesia markets in the second half of 2010 after receiving clearance of an additional 510(k) application. After establishing the technology in anesthesia, we plan to proceed into the broader market for select clinical conditions, such as the treatment and management of CTS and common pain syndromes.

NM101

        Within our pipeline of pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. We plan to advance the compound through a Phase 1 clinical trial and then evaluate strategic options. We are presently performing the pre-clinical work required to file an investigational new drug application with the FDA.

Andara OFS Device

        Our Andara Oscillating Frequency Stimulation, or OFS, device for spinal cord injury is an investigational device designed as a single use implant to enhance neurological recovery in patients with devastating loss of movement and sensation from acute spinal cord injuries. We believe, based on the results of pre-clinical development and clinical trials to date, that targeted electrical stimulation promotes the growth of nerve fibers across the damaged portion of the spinal cord. We believe that the Andara OFS device could enhance the natural process of neuroplasticity to make new connections in the spinal cord that lead to partial restoration of neurological functions such as sensation below the injury. The FDA recently provided greater clarity on the clinical requirements for approval of the Andara OFS device under a Humanitarian Device Exemption, or HDE. Our next step would be to design and conduct a clinical trial targeting the same safety and efficacy endpoints as the original study but with a larger sample size. This project is currently on hold as we focus our resources on our other pipeline products.

Competition

        There are a number of companies that sell neurodiagnostic devices. These companies include CareFusion Corporation, Cadwell Laboratories, Inc., and Natus Medical Incorporated. CareFusion Corporation has substantially greater financial resources than we do. CareFusion Corporation and Cadwell Laboratories, Inc. have established a reputation as having effective worldwide distribution channels for medical instruments to neurologists and PM&R physicians.

Intellectual Property

        We rely on a combination of patents, trademarks, copyrights, trade secrets, and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary technology, intellectual property rights, and know-how. We hold issued utility patents covering a number of important aspects of our NC-stat and ADVANCE Systems. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We also require our employees, consultants and advisors, whom we expect to work on our products, to agree to disclose and assign to us all inventions conceived, developed using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

        As of December 31, 2009, we had 26 issued U.S. patents, 26 issued foreign patents, and 45 pending patent applications, including 32 U.S. applications, 2 international PCT applications, and 11 foreign national applications.

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

        In connection with the acquisition of certain technological and intellectual property assets of Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, in January 2009, we also license technology relating to the Andara (OFS) technology from the Purdue Research Foundation.

        The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions, and its outcome is uncertain. Any claim relating to infringement of patents that is successfully asserted against us may require us to pay substantial damages. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Our success will also depend in part on our not infringing patents issued to others, including our competitors and potential competitors. If our products are found to infringe the patents of others, our development, manufacture, and sale of these potential products could be severely restricted or prohibited. In addition, our competitors may independently develop similar technologies. Because of the importance of our patent portfolio to our business, we may lose market share to our competitors if we fail to protect our intellectual property rights.

        As the number of entrants into our market increases, the possibility of third-parties alleging patent infringement claims against us grows. Although we have not received notice of any claims, and are not aware that our products infringe other parties' patents and proprietary rights, our products and methods may be covered by U.S. patents held by our competitors. In addition, our competitors may assert that future products we may market infringe their patents.

        A patent infringement suit brought against us may force us or any strategic partners or licensees to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third-party's intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third-party's intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Trademarks

        We hold domestic registrations for the marks NEUROMETRIX, NC-STAT and onCall. We use a trademark for ADVANCE, ASCEND, UNIVERSAL, ANDARA, and OFS. We hold certain foreign trademark registrations for the marks NEUROMETRIX and NC-STAT.

Third-Party Reimbursement

        We expect that the procedures that are performed with our medical devices will generally be paid for by third-party payers such as government health programs such as Medicare, private insurance, and managed care organizations. Reimbursement by third-party payers is an important element of success for medical device companies. Over the last several years, physicians using our NC-stat System have experienced and may continue to experience challenges from third-party payers and governmental health programs regarding the reimbursement of nerve conduction studies performed using this device. A number of third-party payers, including commercial payers, have decided to not reimburse physicians for procedures performed using our NC-stat System. We believe that the 2010 Physicians Fee Schedule published by CMS on October 30, 2009, which included a new Category I code for nerve conduction studies performed with pre-configured electrode arrays could improve reimbursement clarity for physicians using our NC-stat Systems. However, it will likely take time to achieve broad physician awareness of the code, and for the reimbursement effects, if any, of the new code to be realized by third-party payers. While we are unable to predict either the timing of these events or the ultimate effects on third-party payers, we believe that the new code is a benefit to our business and that physicians using our NC-stat System will find the code useful and supportive of their efforts to deliver optimal and efficient patient care.

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

        We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. We cannot assure you that third-party coverage will be available, that the amounts paid for procedures performed with our medical devices will be adequate, or that future legislation, regulation, or reimbursement policies of third-party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third-party payer coverage or reimbursement could have a material adverse effect on our business, operating results and financial condition.

        Our success in selling the ADVANCE System will be dependent upon, among other things, our customers' receiving, and our potential customers' belief that they will receive, sufficient reimbursement from third-party payers for performing procedures using the ADVANCE System. Similarly, our success in selling the Vantage System which we are targeting for commercial launch during 2010 also will be dependent upon, among other things, our customers' receiving, and our potential customers' belief that they will receive, sufficient reimbursement from third-party payers for performing procedures using the Vantage System.

FDA and Other Governmental Regulation

FDA Regulation

        Our products are medical devices subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes on the basis of the amount of risk associated with the medical device and the controls deemed necessary to reasonably ensure their safety and effectiveness:

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

510(k) Pre-Market Notification Process

        To obtain 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed Class I or II medical device or to a Class III device marketed prior to May 28, 1976 for which the FDA has not required the submission of a PMA application. In some cases, we may be required to perform clinical trials to support a claim of substantial equivalence. If clinical trials are required, we must submit an application for an investigational device exemption, or IDE, which must be cleared by the FDA prior to the start of a clinical investigation, unless the device and clinical investigation are considered non-significant risk by the FDA or are exempt from the IDE requirements. It generally takes three months from the date of the pre-market notification submission to obtain a final 510(k) decision, but it can be significantly longer.

        After a medical device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires the submission of a new 510(k) clearance or could require de novo classification or PMA. The FDA allows each company to make this determination, but the FDA can review the decision. If the FDA disagrees with a company's decision not to seek FDA authorization, the FDA may require the company to seek 510(k) clearance or PMA. The FDA also can require the company to cease marketing and/or recall the medical device in question until its regulatory status is resolved.

De Novo Review Process

        If a previously unclassified new medical device does not qualify for the 510(k) pre-market notification process because there is no predicate device to which it is substantially equivalent, and if the device may be adequately regulated through general controls or special controls, the device may be eligible for de novo classification through what is called the de novo review process. In order to use the de novo review process, a company must receive a letter from the FDA stating that, because the device has been found not substantially equivalent to a legally marketed Class I or II medical device or to a Class III device marketed prior to May 28, 1976 for which the FDA has not required the submission of a PMA application, it has been placed into Class III. After receiving this letter, the company, within 30 days, must submit to the FDA a request for a risk based downclassification of the device from Class III to Class I or II based on the device's moderate or low risk profile which meets the definition of a Class I or Class II medical device. The FDA then has 60 days in which to decide whether to downclassify the device. If the FDA agrees that a lower classification is warranted, it will issue a new regulation describing the device type and, for a Class II device, publish a Special Controls guidance document. The Special Controls guidance document specifies the scope of the device type and the recommendations for submission of subsequent devices for the same intended use. If a product is classified as Class II through the de novo review process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications.

PMA Process

        If a medical device does not qualify for the 510(k) pre-market notification process and is not eligible for clearance through the de novo review process, a company must submit a PMA application. The PMA requires more extensive pre-filing testing than is required in the 510(k) and is more costly, lengthy and uncertain. The FDA will decide within 45 days of receiving a PMA whether it is sufficiently complete to permit a substantive review and if the PMA is complete, the FDA will notify the applicant that the PMA has been filed. The PMA process can take one to three years or longer, from the time the PMA application is filed with the FDA. The PMA process requires the company to prove that the medical device is safe and effective for its intended purpose. A PMA typically includes extensive pre-clinical and clinical trial data, and information about the device, its design, manufacture, labeling and components. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the FDA's quality system regulation, or QSR.

        If FDA approves the PMA, the approved indications may be more limited than those originally sought. In addition, FDA's approval order may include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and post-market study requirements. Failure to comply with the post-approval conditions can result in adverse enforcement or administrative actions, including the withdrawal of the approval. Approval of a new PMA application or a PMA supplement may be required in the event of modifications to the device, including to its labeling, intended use or indication, or its manufacturing process that affect safety and effectiveness.

Post-Approval Obligations

        After a device is placed on the market, numerous regulatory requirements continue to apply. These include:

  •
  the FDA's QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process;

  •
  labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits;

  •
  medical device reporting regulations, which require that manufacturers report to FDA any device that may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

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

  •
  regular and for cause inspections by FDA to review a manufacturer's facilities and their compliance with applicable FDA requirements; and

  •
  the FDA's recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations.

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

Regulatory Approvals and Clearances

        The ADVANCE System received 510(k) clearance as a Class II medical device in April 2008 for its intended use by physicians to perform nerve conduction studies and needle electromyography procedures.

        The NC-stat System has been the subject of several 510(k) clearances, the most recent in July 2006. The NC-stat System is cleared for use to stimulate and measure neuromuscular signals that are useful in diagnosing and evaluating systemic and entrapment neuropathies.

        During the fourth quarter of 2006, at the request of the FDA, we submitted a 510(k) relating to portions of the onCall Information System that are currently in use. In April 2009, we responded to the third additional information request that we have received from the FDA relating to this filing.

        We plan to launch two new products in 2010 (subject to receipt of regulatory approval). We expect to release a new neurodiagnostic system called Vantage through our Physician Office channel in 2010. This product candidate will have expanded functionality relative to the NC-stat System. Our launch of the ASCEND System is also expected to take place in 2010. The ASCEND System has received two 510(k) clearances for its core functionality. However, we believe that expanded indications are important for market adoption and we are planning to perform a clinical trial in order to justify an expanded indication. In the fourth quarter of 2009 we received questions from the FDA pertaining to a pre-IDE clinical protocol we submitted to expand the indications for use of ASCEND. In the first quarter of 2010 we plan to respond to the FDA regarding these questions.

Manufacturing Facilities

        Our facility, and the facility utilized by Sunburst, our contract device manufacturer, have each been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by FDA and we believe that we and our contract manufacturer are in substantial compliance with the QSR. We expect that our facility and the facility utilized by our contract manufacturer will be inspected again as required by the FDA. If FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

U.S. Anti-Kickback and False Claims Laws

        In the United States, the federal Anti-Kickback Statute, as well as numerous state anti-kickback laws, prohibit the offer, payment, solicitation or receipt of kickbacks, bribes or other remuneration, whether direct or indirect, overt or covert, in cash or in kind, intended, among other things, to induce the purchase or recommendation of healthcare products and services. While the federal law applies only to products and services for which payment may be made by a federal healthcare program, the state laws may apply regardless of whether any public healthcare funds are involved. Violations of these laws can lead to severe civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of medical devices, such as us, and to hospitals, physicians and other potential purchasers of our products.

        Also, the federal False Claims Act, as well as many state false claims statutes, provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. Under the federal False Claims Act, in addition to actions initiated by federal law enforcement authorities, the statute authorizes "qui tam" actions to be brought on behalf of the federal government by a private party in certain circumstances and, if successful, that private party can share in any monetary recovery. Any challenge by federal or state enforcement officials or others under these laws, could have a material adverse effect on our business, financial condition, and results of operations.

Employees

        As of December 31, 2009, we had a total of 102 employees. Of the total employees, 25 were in research and development, 50 in sales and marketing, and 27 in general and administrative services. One employee holds both M.D. and Ph.D. degrees, six additional employees hold Ph.D. degrees, and one additional employee holds an M.D. degree.

        Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

Available Information

        Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or SEC, may be obtained through the Investor Relations section of our website at www.neurometrix.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, our filings with the SEC may be accessed through the SEC's website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Corporate Information

        NeuroMetrix was founded in June 1996 by our President & Chief Executive Officer, Shai N. Gozani,  M.D., Ph.D. We originally were incorporated in Massachusetts in 1996, and we reincorporated in Delaware in 2001. Our principal offices are located at 62 Fourth Avenue, Waltham, Massachusetts 02451.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K and our other public filings before making any investment decisions with respect to our common stock. If any of the following risks occurs, our business, prospects, reputation, results of operations, or financial condition could be harmed. In that case, the trading price of our common stock could decline, and our stockholders could lose all or part of their investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

We have incurred significant operating losses since inception and cannot assure you that we will again achieve profitability.

        The extent of our future operating income or losses is highly uncertain, and we may not be able to reach and sustain profitability. We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2009, 2008, and 2007, were approximately $11.9 million, $27.7 million, and $8.4 million, respectively, reflecting a decline in revenues. At December 31, 2009, we had an accumulated deficit of approximately $101.7 million. We cannot assure you that we will be able to reach or sustain profitability.

If physicians or other health care providers are unable to obtain sufficient reimbursement from third-party health care payers for procedures performed using our products, the adoption of our products and our future product sales will be severely harmed.

        Widespread adoption of our products by the medical community is unlikely to occur if physicians do not receive sufficient reimbursement from third-party payers for performing procedures using our products. If physicians are unable to obtain adequate reimbursement for procedures performed using our products, we may be unable to sell our products and our business would suffer significantly. Additionally, even if these procedures are reimbursed by third-party payers, adverse changes in payers' policies toward reimbursement for the procedures would harm our ability to market and sell our products. Third-party payers include those governmental programs such as Medicare and Medicaid, workers' compensation programs, private health insurers and other organizations. These organizations may deny coverage if they determine that a procedure was not reasonable or necessary, for example, if its use was not considered medically appropriate, or was experimental, or was performed for an unapproved indication. In addition, some health care systems are moving towards managed care arrangements in which they contract to provide comprehensive health care for a fixed cost per person, irrespective of the amount of care actually provided. These providers, in an effort to control health care costs, are increasingly challenging the prices charged for medical products and services and, in some instances, have pressured medical suppliers to lower their prices. If we are pressured to lower our prices, our revenues may decline and our profitability could be harmed. CMS guidelines set the reimbursement rates for procedures covered by Medicare. Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using our products. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not cover the procedures performed with our products or pay physicians an adequate amount for performing those procedures, if at all. Additionally, some private payers do not follow the Medicare guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers.

        On October 30, 2009, the Physician Fee Schedule for 2010 was published by CMS and included a new category I CPT code for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. It will likely take time to achieve broad physician awareness of this CPT code, for implementation of this code within the Medicare system, and for the reimbursement effects, if any, of the Medicare code to be realized among other third-party payers. We are unable to predict when these events will occur, if ever.

        In addition, this new CPT code is billed per limb tested as opposed to per nerve. We anticipate that this change could result in decreased revenues and margins, at least in the near term.

        Prior to the assignment of the new CPT code, a significant number of commercial payers, including the majority of regional Blue Cross Blue Shield carriers, and other major private payers, had adopted policies indicating that they would not provide reimbursement for the use of our NC-stat System. These commercial payers had cited various reasons for their reimbursement policies, including, among others, that the NC-stat System is experimental and investigational. Third-party payers may also impose requirements on physicians to submit additional paperwork supporting the medical necessity of nerve conduction studies performed using the NC-stat System. We believe these requirements are negatively impacting the use of the NC-stat System by existing customers and our sales to new customers, both of which are having an adverse impact on our revenues. The recently published Medicare CPT code for nerve conduction studies performed with preconfigured electrode arrays such as those utilized with the NC-stat System may have a positive influence on future policy decisions by commercial payers regarding reimbursement for use of the NC-stat System, but at this time we cannot assure you of any positive impact such decisions may have on our revenues. These issues may also affect rates of reimbursement for our Vantage System, which we expect to be released in 2010.

We face uncertainty relating to health care reform, which may make it difficult or impossible to sell our products on commercially reasonable terms.

        The efforts of governments and third-party payers to contain or reduce the cost of health care will continue to affect the business and financial condition of medical device companies including ours. A number of legislative and regulatory proposals to change the health care system are currently being discussed and could reduce or cap the reimbursement amounts for procedures performed using our products. Lower-than-expected, or decreases in reimbursement amounts for procedures performed using our products, may decrease the amounts physicians and other practitioners are able to charge patients, which in turn may adversely affect the willingness of physicians and other practitioners to purchase our products at the prices we target, or at all. If we are not able to sell our products at target prices, then we will suffer a decrease in expected profitability that would likely adversely affect our business, financial condition and results of operations.

We may be unable to expand the market for the NC-stat and ADVANCE Systems, which would limit our ability to increase our revenues.

        For our future growth, we are relying, in part, on increased use of nerve conduction studies by physicians. A number of factors could limit the increased use of nerve conduction studies and consequently, the need for the NC-stat and ADVANCE Systems to perform the studies, including:

  •
  third-party payers challenging, or the threat of third-party payers challenging, the necessity of increased levels of nerve conduction studies;

  •
  third-party payers reducing or eliminating reimbursement for procedures performed by physicians using the NC-stat System;

  •
  decreased rates of patient visits to physicians;

  •
  unfavorable experiences by physicians using the NC-stat or ADVANCE System;

  •
  physicians' lack of awareness of, or reluctance to rely on, the new CPT code for reimbursement of nerve conduction studies performed with preconfigured electrode arrays;

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

If we are unable to successfully sell our products to primary care, specialist physicians and other health care providers, our ability to increase our revenues will be limited.

        We are focusing our sales and marketing efforts for the NC-stat System on primary care physicians and for the ADVANCE System on specialist physicians. We may be unable to convince these physicians that our products provide effective diagnostic solutions. In addition, these physicians may be reluctant to make the capital investment required to purchase the NC-stat System, ADVANCE System, or the Vantage System. We intend to focus our sales and marketing efforts for the Vantage System on primary care physicians. If we are unable to successfully sell our products to primary care physicians and specialist physicians, our ability to increase our revenues will be severely limited.

We are dependent on several single source manufacturers to produce the NC-stat and ADVANCE Systems and any changes in our relationships with these manufacturers could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

        We rely on third-party manufacturers to manufacture all of the components of the NC-stat and ADVANCE Systems. In the event that our manufacturers cease to manufacture sufficient quantities of our products in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products, particularly our electrodes, for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have entered into exclusive manufacturing and supply agreements with Parlex for the manufacture of the electrodes, and Sunburst for the manufacture of our NC-stat and ADVANCE monitors, docking stations and communication hubs.

        We have experienced transient inventory shortages on new products during the initial production ramp-up phase. If any of the changes in our relationships with these manufacturers occurs, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of products as we expand our markets, we could lose customers, our potential future growth could be limited and our business could be harmed.

        In order for us to successfully expand our business within the United States and internationally, our contract manufacturers must be able to provide us with substantial quantities of our products in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our manufacturers to deliver products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

We currently rely entirely on sales of the products that comprise the NC-stat and ADVANCE Systems to generate substantially all of our revenues, and any factors that negatively impact our sales of these products could significantly reduce our ability to generate revenues.

        We introduced the NC-stat System to the market in May 1999 and the ADVANCE System in June 2008. We derive substantially all of our revenues from sales of the products that comprise these two systems, and we expect that sales of these products will continue to constitute the majority of our sales for the foreseeable future. Accordingly, our ability to generate revenues is reliant on our ability to market and sell the products that comprise the NC-stat and ADVANCE Systems, particularly electrodes, sales of which accounted for approximately 90-91% of our total revenues in each of the past three years. Our sales of these products may be negatively impacted by many factors, including:

  •
  changes in reimbursement rates or policies relating to our products by third-party payers;

  •
  rate of adoption of the new Medicare Category I CPT code for nerve conduction studies performed with pre-configured electrode arrays, such as are utilized with the NC-stat System;

  •
  the failure of the market to accept our products;

  •
  manufacturing problems;

  •
  claims that our products infringe on patent rights or other intellectual property rights owned by other parties;

  •
  adverse regulatory or legal actions relating to our products;

  •
  competitive pricing and related factors; and

  •
  results of clinical trials relating to our products or our competitors' products.

        If any of these events occurs, our ability to generate revenues could be significantly reduced.

The success of our business is dependent upon our ability to advance our pipeline products to commercialization.

        Currently, our revenues are entirely dependent upon sales of our NC-stat and ADVANCE Systems and those sales have been declining in recent quarters. In our product pipeline, Vantage, the anticipated successor to our current NC-stat System, is targeted for commercial launch in 2010, following the achievement of certain development and regulatory milestones. ASCEND, another device under development, is targeted for commercial launch in the second half of 2010 following the achievement of certain development and regulatory milestones. If we are not successful advancing our pipeline products through development, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected. We expect that advancing our pipeline products to commercialization, if possible, will require significant time and resources. We may not be successful in our commercialization efforts of any of the product candidates currently in our pipeline and we may not be successful developing, acquiring, or in-licensing additional product candidates, to the extent we decide to do so.

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

        We sell medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first be cleared or approved by the FDA. Medical devices may be marketed only for the indications for which they are approved or cleared. The regulatory review process can be expensive and lengthy. The FDA's process for granting 510(k) clearance takes approximately three months, but it can be significantly longer. The process for obtaining PMA is much more costly and uncertain and it generally takes from one to three years, or longer, from the time the application is filed with the FDA.

        Our clearances can be rescinded if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. If any of these events occur or if the FDA takes other enforcement actions, we may not be able to provide our customers with the products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs. In particular, our business could be adversely impacted in the event that we do not obtain 510(k) clearance for the portions of the onCall Information System that were the subject of our 510(k) filing in the fourth quarter of 2006. Because the portions of the onCall Information System under review are currently in use, if the FDA does not clear them, we may be required to modify or remove the portions of the onCall Information System that are under review. Any such modifications could make the NC-stat System more time consuming for physicians, which could adversely impact our ability to generate revenues from the NC-stat System, or more expensive for us to operate. Either of these could have a material adverse impact on our business.

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

  •
  refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses, or modifications to existing products;

  •
  rescinding 510(k) clearances or withdrawing PMA approvals that have already been granted; and

  •
  criminal prosecution.

        If any of these events were to occur, they could harm our reputation, our ability to generate revenues and our profitability.

        Also, from time to time, legislation is introduced into Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. The FDA has publicly stated that is reevaluating its longstanding 510(k) review program and recently held a public hearing as part of its reevaluation process. It is not clear when, if ever, the program will be modified, and if it is, what effect the modified review process will have on our ability to bring our product candidates to market.

Because our lead therapeutic product candidate is in a very early stage of development, there is a high risk of failure, and we may never succeed in developing marketable pharmacologic compounds or generating product revenue from them.

        We do not have any therapeutic products that have received regulatory approval for commercial sale and do not expect to have any commercial therapeutic products on the market for at least the next several years, if at all. We are currently planning Phase 1 trials for our lead compound, NM101, for use in chronic spinal cord injury and are performing the pre-clinical work required to file an investigational new drug application with the FDA. Trial and error is inherent in science, and we may fail at numerous stages along the way. Success in preclinical studies of a therapeutic product may not be predictive of similar results in humans during clinical trials, and successful results from early clinical trials of a therapeutic product may not be replicated in later clinical trials. We will only receive regulatory approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable foreign regulatory authority, in well-designed and conducted clinical trials, that the therapeutic product is safe and effective and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex, and extremely expensive processes with uncertain results. A failure of one or more of our clinical trials may occur at any stage of testing. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA. Additionally, if our clinical trials are unsuccessful or if we decide to discontinue our clinical trials, it could cause adverse publicity, and thus could harm our business, financial condition, and results of operations.

If the FDA does not approve the HDE application for our Andara™ OFS™ System, we will not be able to market this system in the United States.

        In September 2006, the FDA designated the Andara™ OFS™ device as a HUD, a designation based on a potential U.S. patient population of less than 4,000 patients per year. As the second of two steps in the HUD approval process, Cyberkinetics filed a HDE application in February 2007. We acquired the assets relating to Andara from Cyberkinetics in January 2009. Approval of the HDE by the FDA requires that we demonstrate the device would not expose patients to an unreasonable or significant risk of illness or injury and that the probable benefit to health from the use of the device outweighs the risk of injury or illness from its use, taking into account the probable risks and benefits of currently available devices or alternate forms of treatment.

        In May 2007, the FDA sent Cyberkinetics a letter informing them that it had completed an initial scientific review of the application and indicating that it required additional information to determine if the device meets the statutory criteria for approval. In response to the FDA's letter, Cyberkinetics amended the HDE application in July 2007. In December 2007, the FDA sent a letter indicating that it had completed an initial scientific review of the July amendment and that it required additional information to determine if the device met the statutory criteria for approval. The letter requested additional information related to clinical data, study analysis, biocompatibility, sterilization, device description, and labeling. In February 2008, Cyberkinetics met with members of the FDA review staff, including the Director and Deputy Director of the division responsible for the HDE review, regarding Cyberkinetics HDE application. Following this meeting, in March 2008, Cyberkinetics submitted an amendment addressing the specific questions contained in the December 2007 letter from the FDA. In November 2008, the FDA sent Cyberkinetics a letter requesting additional information. NeuroMetrix responded to this letter on July 23, 2009. On October 30, 2009, the FDA sent NeuroMetrix a letter stating that they did not believe that the currently available data set (8 subjects with cervical injuries) was large enough to demonstrate the safety and probable benefit of the device for treatment of acute cervical spinal cord injuries. The FDA also requested the use of a concurrent control group. The FDA agreed that improvement in sensory function and pain reduction, the primary therapeutic benefits of the device, would be beneficial to subjects with spinal cord injuries.

        We believe that approval of the HDE application will require the performance of an additional clinical trial, which may be lengthy and/or expensive. There is no assurance that such a clinical trial, should we choose to perform one, will be successful or, even if successful, that the results of such a clinical trial will address all of the FDA's concerns and lead to approval of the HDE. If the FDA does not grant its approval, we will not be able to market the Andara™ OFS™ device in the United States.

If we or the manufacturers of our products fail to comply with the FDA's quality system regulation, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

        We and our contract manufacturers are required to comply with the FDA's quality system regulation, or QSR, which is a complex regulation that governs the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections. We cannot assure you that our facilities or the facilities of the manufacturers of our products would pass any future inspection. If our or any of the facilities of the manufacturers of our products fail an inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could result in a suspension or shutdown of our packaging and labeling operations and the operations of the manufacturers of our products or a recall of our products, or other administrative or judicial sanctions. If any of these events occurs, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

Our products may be subject to recalls even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

        We are subject to the medical device reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or have malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to occur. We are also subject to the correction and removal reporting regulations, which require us to report to the FDA any field corrections and device recalls or removals that we undertake to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device which may present a risk to health. In addition, the FDA and similar governmental agencies in other countries have the authority to require the recall of our products if there is a reasonable probability that the products would cause serious adverse health consequences or death. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and harm our reputation with customers. A recall involving the NC-stat or ADVANCE Systems would be particularly harmful to our business and financial results because the products that comprise the NC-stat and ADVANCE Systems currently produce substantially all of our revenues.

We are subject to federal and state laws prohibiting "kickbacks" and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

        A federal law commonly known as the federal anti-kickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. These laws constrain a medical device company's sales, marketing and other promotional activities by limiting the kinds of business relationships and financial arrangements, including sales programs we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed. From time to time, we may provide coding and billing information as product support to purchasers of our products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be quite substantial including exclusion from participation in federal health care programs. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as "gift ban" or "aggregate spend" laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, has been introduced in Congress each year for the past several years but has not yet been enacted. In the event that we are found to have violated these laws or determine to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

        In February 2009, we announced that we had reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System. As part of the resolution with the DOJ and OIG, we entered into a three-year Deferred Prosecution Agreement with the DOJ and a five-year Corporate Integrity Agreement with the OIG. Failure to comply with the terms of the Deferred Prosecution Agreement and the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.

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

        Our success largely depends on the skills, experience and efforts of our officers, including Shai N. Gozani, M.D., Ph.D., our founder, Chairman, President and Chief Executive Officer; Thomas T. Higgins, our Senior Vice President and Chief Financial Officer; Walter Christensen, our Senior Vice President of Global Sales; Guy Daniello, our Senior Vice President of Information Technology; Michael Williams, Ph.D., our Senior Vice President of Engineering; and our other key employees. We do not maintain key person life insurance policies covering any of our employees. The loss of any of our officers or key employees could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

        We are a small company with only 102 employees as of December 31, 2009, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges our business has recently faced. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

        If we are unable to successfully build, develop and retain a strong sales force and international sales distributors, our revenues may decline, our revenue growth may be limited and our expenses may increase.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

        For the year ended December 31, 2009, the majority of our revenues were derived from selling the NC-stat and ADVANCE Systems. Our future business and financial success will depend, in part, on our ability to continue to introduce or sell new products and upgraded products into the marketplace. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance the current systems or any of our other current or future products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors' products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

We currently compete, and may in the future need to compete, against other medical device companies with potentially greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.

        We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that may have competitive advantages over us. We compete with companies that sell traditional NCS/nEMG equipment including CareFusion Corporation, Cadwell Laboratories, Inc., and Natus Medical Incorporated. Of these companies, CareFusion Corporation, in particular, enjoys significant competitive advantages, including:

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

Our future capital needs are uncertain and will depend on many factors.

        Although we believe that our current cash and cash equivalents together with our short-term investments and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into 2011, our capital requirements are uncertain and will depend on many factors, including:

  •
  the revenues generated by sales of our products;

  •
  the costs associated with our sales and marketing efforts;

  •
  the expenses we incur in manufacturing and selling our products;

  •
  the costs of developing new products or technologies and enhancements to existing products;

  •
  the successful commercial launch of our Vantage and ASCEND Systems;

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

As we continue to expand into foreign markets, we will be affected by new business risks that may adversely impact our financial condition or results of operations.

        Foreign markets represented 2% of our revenues in 2009 and we are working to expand market penetration, particularly in Europe. As we continue to expand into foreign markets, we will be subject to new business risks, including:

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

        We are currently involved in various pending and potential legal proceedings, including a class action lawsuit against certain of our current and former officers and directors relating to allegedly making false and misleading statements and failing to disclose material information to the investing public and engaging in improper business practices. If we are ultimately unsuccessful in any of these matters, we could be required to pay substantial amounts of cash to the other parties including any legal fees not covered by our insurance. The amount and timing of any of these payments could adversely affect our financial condition.

Anti-takeover provisions in our organizational documents and Delaware law, and those anti-takeover provisions that we previously adopted in 2007, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

        We have also adopted a Shareholder Rights Plan that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, the Company or a large block of our common stock. A third party that acquires 15% or more of our common stock (an "acquiring person") could suffer substantial dilution of its ownership interest under the terms of the Shareholder Rights Plan through the issuance of common stock to all stockholders other than the acquiring person.

        In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These and other provisions in our certificate of incorporation, bylaws and Delaware law could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by our then-current board of directors, including a merger, tender offer, or proxy contest involving our company. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline. We amended the Shareholder Rights Plan in connection with the private placement that we completed in September 2009 in order to provide that the acquisition of common stock in that placement by an existing stockholder would not be considered a triggering event thereunder.

We do not intend to pay cash dividends.

        We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of any future debt or credit facility may preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders' sole source of potential gain for the foreseeable future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our headquarters is located in an approximately 30,000 square foot facility in Waltham, Massachusetts, which we occupy under an office lease expiring in March 2013. We believe that our existing facilities are adequate for our current needs.

ITEM 3.    LEGAL PROCEEDINGS

        As previously disclosed in our filings with the SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against us and certain of our current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, we filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. The appeal is currently pending.

        The litigation process is inherently uncertain, and we cannot guarantee that the outcome of the above lawsuit will be favorable for us or that it will not be material to our business, results of operations, or financial position. We cannot estimate the possible loss, if any, related to this litigation. Accordingly, no accrual has been has been recorded at December 31, 2009.

        As previously disclosed in our filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of our current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to us based on conduct similar to that alleged in the putative securities class actions, including that the defendants caused us to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiff sought various forms of monetary and non-monetary relief. The parties reached an agreement to resolve the shareholder derivative action, subject to Court approval, and executed a formal stipulation of settlement on December 21, 2009. On February 23, 2010, the Court entered an order approving the parties' settlement and entered a judgment dismissing the case in its entirety, with prejudice. We believe the settlement of up to $350,000 for Plaintiff's Counsel's attorneys fees and reimbursement of expenses is covered by our insurance and no payment is required by us.

        As previously disclosed in our filings with the SEC, on February 9, 2009, we announced that we had reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System.

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

        In addition, we entered into a civil Settlement Agreement with the DOJ and OIG, or the Settlement Agreement, dated February 9, 2009. The Settlement Agreement involves the referral programs and allegations that, where physicians performed a nerve conduction study using the NC-stat System and did not obtain an F-wave measurement, in limited circumstances, we caused physicians to seek reimbursement using the slightly higher valued 95903 CPT code payable for nerve conduction studies where an F-wave measurement is obtained, rather than the 95900 CPT code. While we did not admit to the allegations with respect to the F-wave coding issue, we agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity Agreement with OIG. We remain fully eligible to participate in all federal health care programs.

        The settlement payments discussed above in the total amount of $3.7 million were paid in the first quarter of 2009.

ITEM 4.    [Reserved.]

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the NASDAQ Global Market under the symbol "NURO". The price range per share reflected in the table below is the high and low sales prices of our common stock as reported by NASDAQ for the periods indicated.

	Years ended December 31,
	2009		2008
	High	Low	High	Low
First quarter	$1.93	$0.66	$11.30	$1.62
Second quarter	2.67	1.40	3.24	1.39
Third quarter	3.60	1.70	1.92	0.80
Fourth quarter	3.39	2.00	1.50	0.50

        On March 1, 2010, there were approximately 129 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a "nominee" or "street" name. On March 1, 2010, the last reported sale price per share of our common stock on the NASDAQ Global Market was $2.09.

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$26,137	$31,121	$43,667	$55,250	$34,298
Cost of revenues	7,536	9,012	11,338	13,558	8,858

Gross margin	18,601	22,109	32,329	41,692	25,440
Operating expenses:
Research and development	5,611	5,589	4,892	5,011	3,821
Sales and marketing	10,840	14,647	22,837	22,014	14,150
General and administrative	9,119	12,016	14,834	11,805	8,022
Goodwill impairment	—	5,833	—	—	—
Charge for legal settlement	—	3,706	—	—	—
Intangible asset impairment	—	1,768	—	—	—
Gain from deconsolidation of joint venture	—	(2,100)	—	—	—

Total operating expenses	25,570	41,459	42,563	38,830	25,993
(Loss) income from operations	(6,969)	(19,350)	(10,233)	2,862	(553)
Loss on available-for-sale investment	—	(2,500)	—	—	—
Interest income	227	721	1,751	1,598	837
Warrants fair value adjustment	(5,175)	—	—	—	—

(Loss) income from continuing operations before provision for income taxes	(11,917)	(21,129)	(8,482)	4,460	284
Provision for income taxes	—	—	—	193	35

(Loss) income from continuing operations	(11,917)	(21,129)	(8,482)	4,267	249
(Loss) income from discontinued operations	—	(6,601)	104	—	—

Net (loss) income	$(11,917)	$(27,730)	$(8,378)	$4,267	$249

Net (loss) income per common share from continuing operations:
Basic	$(0.71)	$(1.54)	$(0.67)	$0.34	$0.02
Diluted	$(0.71)	$(1.54)	$(0.67)	$0.33	$0.02
Net (loss) income per common share from discontinued operations:
Basic	$—	$(0.48)	$0.01	$—	$—
Diluted	$—	$(0.48)	$0.01	$—	$—
Net (loss) income per common share:
Basic	$(0.71)	$(2.02)	$(0.66)	$0.34	$0.02
Diluted	$(0.71)	$(2.02)	$(0.66)	$0.33	$0.02
`

	As of December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,937	$12,302	$7,097	$7,910	$8,170
Short-term investments	7,495	7,495	22,622	32,411	24,082
Working capital	34,374	21,632	33,304	41,894	33,268
Long-term investments	—	—	1,058	—	—
Total assets	40,567	31,147	56,209	55,543	42,769
Long-term debt and other long-term liabilities	33	52	33	73	131
Accumulated deficit	(101,713)	(89,796)	(62,066)	(53,687)	(57,955)
Total stockholders' equity	35,710	22,833	46,730	43,409	34,833

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with our selected financial data, our financial statements, and the accompanying notes to those financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the section titled "Risk Factors", contained in Item 1A of this Annual Report on Form 10-K.

Overview

        We are a science-based health care company transforming patient care through neurotechnology. To date, our focus has been primarily on the assessment of neuropathies. We are also developing innovative products for preservation and restoration of nerve and spinal cord function, and pain control. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. We market systems for the performance of nerve conduction studies and needle electromyography procedures. Our product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies. We are also developing devices and pharmaceutical agents to treat peripheral nerve and spinal cord injuries.

        We have two medical devices cleared by the United States Food and Drug Administration, or FDA, which are used for the assessment of neuropathies. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. It has been sold historically to a broad group of physicians, including primary care physicians and specialists since its initial market launch in May 1999. Our NC-stat System is comprised of: (1) single use nerve-specific electrodes, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. This system is used primarily by neurologists, physical medicine and rehabilitation, or PM&R, physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our servers for data archiving, report generation, and other network services. Our neurodiagnostic equipment is used in approximately 4,500 physicians' offices, clinics, and hospitals. Approximately 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

        We are presently focusing our sales efforts on our NC-Stat System for primary care physicians and clinics and our ADVANCE System for specialist physicians with peripheral nerve expertise, including neurologists, PM&R physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians.

2009 Key Highlights

        During 2009, we continued our efforts to bring clarity to physician reimbursement for medically appropriate nerve conduction testing. We believe that consistent and adequate physician reimbursement for nerve conduction studies performed using our neurodiagnostic devices is essential to our efforts to build our U.S. business and thereby deliver the significant clinical benefits of this technology to patients. A significant, positive step was taken on reimbursement in the fourth quarter of 2009 when the CMS published a new Category I CPT code (95905) in the 2010 Physician's Fee Schedule for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. Therefore, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Unlike pre-existing Medicare nerve conduction study codes, but similar to many other diagnostic procedures, CPT code 95905 is billed per limb tested as opposed to per nerve. Although practice patterns will vary, we believe that fewer units of CPT code 95905 will generally be billed per patient than under the pre-existing nerve conduction study codes. Lower physician reimbursement under CPT code 95905 could affect testing patterns and, in the near term, will put downward pressure on our revenues and margins. It is difficult to predict adoption and utilization of this new CPT code in the near term as there are many factors in play. Over time, however, we anticipate the new CPT code may have a positive influence on reimbursement by commercial insurers. We believe that ultimately the effect of the CPT code on revenues will be positive and will allow us to increase revenues over time. In the meantime, we anticipate a period of readjustment that could span several quarters or perhaps longer.

        During 2009, we took several significant steps, described below, to position ourselves for this period of readjustment.

  •
  We rebuilt our senior management team with new leadership in both sales and finance. Walter Christenson joined us as Senior Vice President, Global Sales and Thomas Higgins joined us as Senior Vice President and Chief Financial Officer.

  •
  We strengthened our balance sheet through an equity financing through which we sold common stock and warrants resulting in net proceeds of approximately $17.2 million.

  •
  We reorganized our sales organization and customer interface, including:

  •
  reorganizing North America sales in two groups dedicated to the Physician's Office and the Neurointerventional markets;

  •
  initiating a Clinical Educator program to support Physician Office sales and provide direct clinical support to customers;

  •
  refocusing Physician Office sales representatives on new account acquisition;

  •
  merging corporate customer service and account management into a single customer support organization; and

    •
    sharpening our European focus with an on-site employee in the UK and extended customer service hours.

  •
  We broadened our R&D pipeline with multiple product launches planned for 2010 in both the neurodiagnostic and nerve localization device markets.

        In the product pipeline, "Vantage", the anticipated successor to our current NC-stat System, is targeted for commercial launch in 2010 following the achievement of certain development and regulatory milestones. Vantage is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features.

        "ASCEND", another device under development is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as Carpal Tunnel Syndrome, or CTS. Commercial launch of ASCEND is also targeted for 2010 pending certain regulatory milestones.

        Within our pipeline of pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. We plan to advance the compound through a Phase 1 clinical trial and then evaluate strategic options. We are presently performing the pre-clinical work required to file an investigational new drug application with the FDA.

        "Andara" is our implantable stimulator for spinal nerve repair. The FDA recently provided greater clarity on the clinical requirements for approval. Our next step would be to design and conduct a clinical trial targeting the same safety and efficacy endpoints as the original study but with a larger sample size. This project is currently on hold as we focus our resources on our other pipeline products.

Overall Outlook

        We believe that today's health care environment is best characterized by uncertainty. Our customers face a range of issues including changes in reimbursement, decreased patient visits, and uncertainty arising from the national debate on health care reform. These factors point to downward pressure on NeuroMetrix revenues and margins in the short term. However, an improving reimbursement environment related to our products suggests that after a period of readjustment, we have an opportunity to reinvigorate the business and expand our installed base of customers. We believe that the steps we have taken in 2009 position us to work through the near term challenges as we rebuild demand and return to growth.

Results of Operations

Comparison of Years Ended December 31, 2009 and December 31, 2008

Revenues

        The following tables present a breakdown of our customers, studies performed, and revenues from medical equipment and consumables:

	Years Ended December 31,
	2009	2008	Change	% Change
Active nerve conduction customers	4,493	5,189	(696)	(13.4)%
Studies performed	161,291	207,667	(46,376)	(22.3)

	Years Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Revenues:
Medical equipment	$2,713.4	$2,709.1	$4.3	0.2%
Consumables	23,423.6	28,411.7	(4,988.1)	(17.6)

Total revenues	$26,137.0	$31,120.8	$(4,983.8)	(16.0)

        Medical equipment revenues consisting of the NC-stat and ADVANCE devices, related modules, and extended service agreement revenues, were $2.7 million for each of the years ended December 31, 2009 and 2008. Although fewer devices were sold in 2009 as compared with 2008, the average selling price was higher in 2009.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $23.4 million and $28.4 million for the years ended December 31, 2009 and 2008, respectively, a decrease of $5.0 million. This decrease resulted mainly from decreased volume in 2009, as reflected by a 22.3% decline in patient studies performed in comparison to 2008, and a corresponding decline in electrodes used and sold. Factors contributing to the decline include continued uncertainty surrounding reimbursement, as well as the overall state of the economy causing an overall reduction in health care purchasing. Also contributing to this decline was our decision to reduce our direct sales force by approximately 40% in the second quarter of 2008 and a generally higher turnover rate in the sales force in 2009.

        During the fourth quarter of 2009, the CMS published a new Category I CPT code (95905) in the 2010 Physician's Fee Schedule for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. For NeuroMetrix customers, we believe the publication of this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System, and could also have a positive influence on reimbursement by commercial insurers.

        Unlike pre-existing Medicare nerve conduction study codes, but similar to many other diagnostic procedures, CPT code 95905 is billed per limb tested as opposed to per nerve. Although practice patterns will vary, we believe that fewer units of CPT code 95905 will generally be billed per patient than under the pre-existing nerve conduction study codes. Lower physician reimbursement under CPT code 95905 could affect testing patterns and, in the near term, will put downward pressure on our revenues and margins.

Cost of Revenues and Gross Margin

        The following table presents a breakdown of our cost of revenues, of which certain columnar totals may not sum due to rounding:

	Years Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Cost of revenues:
Medical equipment	$860.9	$1,232.6	$(371.7)	(30.2)%
Consumables	6,674.7	7,779.4	(1,104.7)	(14.2)

Total cost of revenues	$7,535.6	$9,011.9	$(1,476.3)	(16.4)

        Our overall cost of revenues decreased to $7.5 million, or 28.8% of revenues, for the year ended December 31, 2009, compared to $9.0 million, or 29.0% of revenues for the same period in 2008. Medical equipment cost of revenues decreased $372,000 in 2009 to $861,000 from $1.2 million in 2008 reflecting the sale of fewer devices in 2009. Consumables cost of revenues decreased $1.1 million in 2009 to $6.7 million from $7.8 million in 2008, primarily resulting from decreased sales of consumables in 2009.

        Our overall gross margin percentage of 71.2% of revenues for the year ended December 31, 2009 increased slightly from 71.0% of revenues for the same period in 2008. Gross margin on medical devices improved to 68.3% in 2009 from 54.5% in 2008 reflecting the effects of higher device average selling prices during 2009. Gross margin on consumables declined slightly to 71.5% in 2009 from 72.6% in 2008.

Operating Expenses

        The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$5,611.3	$5,589.2	$22.1	0.4%
Sales and marketing	10,840.3	14,647.0	(3,806.7)	(26.0)
General and administrative	9,119.0	12,016.1	(2,897.1)	(24.1)
Goodwill impairment	—	5,833.5	(5,833.5)	(100.0)
Legal settlement	—	3,705.9	(3,705.9)	(100.0)
Intangible asset impairment	—	1,767.5	(1,767.5)	(100.0)
Gain from deconsolidation of joint venture	—	(2,100.0)	2,100.0	(100.0)

Total operating expenses	$25,570.6	$41,459.2	$(15,888.6)	(38.3)

Research and Development

        Research and development expenses for the years ended December 31, 2009 and 2008 were $5.6 million. The comparative results included a $263,000 decrease in the amortization of intangible assets and slightly lower employee compensation cost offset by a $316,000 increase in costs with respect to our pharmacologic compounds and legal fees related to intellectual property. The main focus of our research and development efforts in 2009 have been on two devices: Vantage and ASCEND. Vantage, our anticipated successor to our current NC-stat System, is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features. ASCEND is a new device that is under development and is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as CTS.

        We expect our research and development expenses to increase in 2010, as we work to complete the development of our new products Vantage and ASCEND. Both Vantage and ASCEND are targeted for commercial launch in 2010, subject to receipt of regulatory clearance. Within our pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. Our plan is to move the compound through a Phase 1 clinical trial and then evaluate strategic options. We are presently performing the pre-clinical work required to file an investigational new drug application for NM101 with the FDA. We are also developing several clinical outcome studies related to the use of pre-configured electrode arrays, which we expect to launch this year.

Sales and Marketing

        Sales and marketing expenses decreased $3.8 million to $10.8 million for the year ended December 31, 2009 from $14.6 million for the year ended December 31, 2008. The decrease largely reflected savings of $2.6 million in employee compensation due to the reduction of the size of our direct sales force in May 2008. Further savings included $356,000 in travel and entertainment expenses, $232,000 in consulting costs, $202,000 in advertising and promotion expenses, $180,000 in the cost of meetings, $162,000 in shipping and freight, and $151,000 in the cost of subscriptions. These decreases were partially offset by an increase of $249,000 in recruiting costs. Although overall sales and marketing costs have decreased, in the second half of 2009, we expanded our sales force, including the hiring of clinical educators to provide direct clinical support to customers.

        We expect our sales and marketing expenses to increase in 2010, as we continue to build the clinical educator team. In addition, we plan to provide increased marketing support relating to the commercial launches of Vantage and ASCEND, both of which we are targeting for 2010, and to modestly increase our sales support staff. We also expect to add a small dedicated staff focused on international opportunities, including an employee on-site in the United Kingdom to manage European sales.

General and Administrative

        General and administrative expenses decreased $2.9 million to $9.1 million for the year ended December 31, 2009 from $12.0 million for the year ended December 31, 2008. The decrease included savings of $1.8 million in reduced legal fees, largely related to the government investigations by the DOJ and the OIG, to which we were subject, which were settled in the first quarter of 2009 and further savings of $310,000 in employee compensation, $297,000 in taxes, licenses, and fees, and $205,000 in insurance costs.

        We expect our general and administrative expenses to remain essentially flat in 2010 as compared with 2009.

Goodwill Impairment

        As of March 31, 2008, our publicly traded market value was significantly below our net book value indicating that an interim goodwill impairment test was required. We performed step two of the impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including EyeTel Imaging, Inc., or EyeTel, and PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, intangibles. We determined that our non-goodwill assets were unimpaired; however, we also determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Legal Settlement

        As of December 31, 2008, we accrued $3.7 million for the settlement with the DOJ and OIG which is included in "Accrued expenses" on our Balance Sheet at that date and which was subsequently paid in the first quarter of 2009. For a more detailed description of the settlement, see the section titled "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.

Intangible Asset Impairment and Gain from Deconsolidation of Joint Venture

        During the fourth quarter of 2008, we dissolved our joint venture with Cyberkinetics Neurotechnology Systems, Inc, or Cyberkinetics, which was focused on development of a product for the treatment of peripheral nerve injury. We recorded a charge of approximately $1.8 million for the remaining balance of intangible assets representing the value of the technological and intellectual property of the joint venture and booked a gain of $2.1 million representing our share in the assets of the joint venture on deconsolidation.

Other Income and Expenses

        The following table presents a breakdown of our other income and expenses, of which certain columnar totals may not sum due to rounding:

	Years Ended December 31,
	2009	2008	Change	% Change
	(in thousands)
Other income and expenses:
Loss on available-for-sale investments	$—	$(2,500.0)	$2,500.0	(100.0)%
Interest income	226.9	720.9	(494.0)	(68.5)
Warrants fair value adjustment	(5,175.1)	—	(5,175.1)	N/A

Total other income and expenses	$(4,948.3)	$(1,779.1)	$(3,169.2)	178.1

Loss on Available-for-Sale Investment

        In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' common stock, for an aggregate purchase price of $2.5 million. On November 3, 2008, Cyberkinetics disclosed that existing cash and cash equivalents were only sufficient to meet projected operating requirements for approximately 30 days and that it was in the process of winding down its operations. Since the value of our investment in Cyberkinetics was adversely affected, we then marked this investment to market as of December 31, 2008 and recorded year-to-date charges of $2.5 million to write down this investment to zero.

Interest Income

        Interest income was $227,000 and $721,000 for the years ended December 31, 2009 and 2008, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the year ended December 31, 2009, as compared to the same period a year ago reflects lower average invested balances and lower rates of return.

Warrants fair value adjustment

        Warrants fair value adjustment represents net charges recorded during 2009 to adjust the liability for outstanding warrants issued in an equity financing in September 2009. During October 2009, we executed addenda to these warrants such that upon a change in control, as defined, the warrant holders will receive the Black-Scholes value of the warrants in the same currency and same proportions as will be received by our common stockholders. Following the addenda, the warrant liability in the amount of $19.7 million was reclassified to additional paid-in capital.

Loss from Discontinued Operations

        On September 30, 2008, we approved a plan to discontinue sales and support of DigiScopes and DigiScope related services, effective November 1, 2008. On November 7, 2008, we sold substantially all of the assets related to the DigiScope business to Advanced Diagnostics, LLC in exchange for assuming certain identified commitments of approximately $400,000 and a cash payment of $50,000. Loss from discontinued operations in 2008 includes loss on operations and sale of assets relating to the discontinued operations.

Comparison of Years Ended December 31, 2008 and December 31, 2007

Revenues

        The following tables present a breakdown of our customers, studies performed, and revenues from medical equipment and consumables:

	Years Ended December 31,
	2008	2007	Change	% Change
Active nerve conduction customers	5,189	5,555	(366)	(6.6)%
Studies performed	207,667	267,221	(59,554)	(22.3)

	Years Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Revenues:
Medical equipment	$2,709.1	$4,254.0	$(1,544.9)	(36.3)%
Consumables	28,411.7	39,413.3	(11,001.6)	(27.9)

Total revenues	$31,120.8	$43,667.3	$(12,546.5)	(28.7)

        Medical equipment revenues consisting of the NC-stat and ADVANCE devices, which we began to market and sell in May 2008, related modules, and extended service agreement revenues, were $2.7 million and $4.3 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $1.5 million. This decrease was primarily attributable to a lower number of NC-stat Systems sold and a decrease in the average selling price of the NC-stat System, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed, partially offset by ADVANCE System sales. Also contributing to this decline was our decision to reduce our direct sales force by approximately 40% in May 2008 and our decision to terminate our relationships with all independent sales agencies during the second half of 2007.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $28.4 million and $39.4 million for the years ended December 31, 2008 and 2007, respectively, a decrease of $11.0 million. This decrease was attributable to lower sales of consumables and a decrease in the average selling price of electrodes, which we believe resulted primarily from uncertainty and adverse developments relating to the reimbursement for procedures performed with the NC-stat System, partially offset by ADVANCE System electrodes sales.

Cost of Revenues

        The following table presents a breakdown of our cost of revenues, of which certain columnar totals may not sum due to rounding:

	Years Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Cost of revenues:
Medical equipment	$1,232.6	$915.8	$316.8	34.6%
Consumables	7,779.4	10,422.1	(2,642.7)	(25.4)

Total cost of revenues	$9,011.9	$11,337.8	$(2,325.9)	(20.5)

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

Operating Expenses

        The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$5,589.2	$4,891.9	$697.3	14.3%
Sales and marketing	14,647.0	22,836.9	(8,189.9)	(35.9)
General and administrative	12,016.1	14,834.1	(2,818.0)	(19.0)
Goodwill impairment	5,833.5	—	5,833.5	N/A
Legal settlement	3,705.9	—	3,705.9	N/A
Intangible asset impairment	1,767.5	—	1,767.5	N/A
Gain from deconsolidation of joint venture	(2,100.0)	—	(2,100.0)	N/A

Total operating expenses	$41,459.2	$42,562.9	$(1,103.7)	(2.6)

Research and Development

        Research and development expenses increased $0.7 million to $5.6 million for the year ended December 31, 2008 from $4.9 million for the same period in 2007. The increase in expenses was primarily due to an increase of $333,000 for amortization of intangible assets and $242,000 in employee compensation and benefit costs primarily attributable to the hiring of additional employees for our product development efforts. Also contributing to the increase in expenses were an increase of $99,000 in outside development costs, an increase of $25,000 in recruiting expenses attributable to the hiring of additional employees, and an increase of $20,000 in stock-based compensation expense. These amounts were offset by a decrease of $131,000 in consulting expenses.

Sales and Marketing

        Sales and marketing expenses decreased $8.2 million to $14.6 million for year ended December 31, 2008 from $22.8 million for the year ended December 31, 2007. The decrease in expenses was primarily due to a decrease of $3.5 million in employee compensation and benefit costs primarily attributable to the decrease in commissions, bonuses, and salaries resulting from the reduction of the size of our direct sales force in May 2008, a decrease of $3.0 million in third-party sales commissions due to our decision to terminate our relationships with all independent sales agencies and focus our selling efforts exclusively through our direct sales force, a decrease of $451,000 in stock-based compensation expense, a decrease of $409,000 in consulting services due to less activity involving reimbursement matters, decreases of $270,000 in recruiting expenses and $267,000 in travel expenses, both attributable to the reduction of our direct sales force, a decrease of $243,000 in advertising costs, largely attributable to a 2007 sales promotion, and a decrease of $140,000 in telephone related expenses.

General and Administrative

        General and administrative expenses decreased $2.8 million to $12.0 million for the year ended December 31, 2008 from $14.8 million for the year ended December 31, 2007. The decrease in expenses was primarily due to a decrease of $3.4 million in professional fees, primarily resulting from decreased legal fees, particularly relating to the government investigations by the DOJ and OIG that we were subject to, a decrease of $412,000 in stock-based compensation expense, and a decrease of $132,000 in credit card fees. These amounts were offset by increased sales tax expense of $1.2 million, partially attributable to the reversal of a $1.7 million sales tax liability as a result of receiving amnesty from a number of states and receiving relief from other states in the form of a limited look back period and waiver of penalties that occurred during the second quarter of 2007.

Goodwill Impairment

        As of March 31, 2008, our publicly traded market value was significantly below our net book value indicating that an interim goodwill impairment test was required. We performed step two of the impairment test in which we assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities, including EyeTel Imaging, Inc., or EyeTel, and PNIR (Peripheral Nerve Injury Repair) LLC, or PNIR, intangibles. We determined that our non-goodwill assets were unimpaired; however, we also determined that there was no residual value of goodwill. Accordingly, we recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008.

Legal Settlement

        As of December 31, 2008, we accrued $3.7 million for the settlement with the DOJ and OIG which is included in "Accrued expenses" on our Balance Sheet at that date and which was subsequently paid in the first quarter of 2009. For a more detailed description of the settlement, see the section titled "Legal Proceedings" in Item 3 of this Annual Report on Form 10-K.

Intangible Asset Impairment and Gain from Deconsolidation of Joint Venture

        In February 2008, we and Cyberkinetics formed PNIR , a joint venture with initial ownership of 50% by us and 50% by Cyberkinetics and entered into a Collaboration Agreement and Operating Agreement. Together with Cyberkinetics, we were in the preclinical stage of development of a product for the treatment of peripheral nerve injury using the Andara™ OFS™ (Oscillating Frequency Stimulation) technology licensed by Cyberkinetics. Under the terms of our joint venture agreement with Cyberkinetics, we had agreed to fund the first $2.0 million of program costs under the joint venture and any required funding beyond the initial $2.0 million was to be shared equally. Cyberkinetics had agreed to contribute the Andara OFS technology and certain additional technology, know-how and intellectual property. During the fourth quarter of 2008, we dissolved the joint venture with Cyberkinetics and took a charge of approximately $1.8 million for the remaining balance of intangible assets representing the value of the technological and intellectual property of the joint venture and booked a gain of $2.1 million representing our share in the assets of the joint venture on deconsolidation.

Other Income and Expenses

        The following table presents a breakdown of our other income and expenses:

	Years Ended December 31,
	2008	2007	Change	% Change
	(in thousands)
Other income and expenses:
Loss on available-for-sale investments	$(2,500.0)	$—	$(2,500.0)	N/A
Interest income	720.9	1,751.0	(1,030.1)	(58.8)%

Total other income and expenses	$(1,779.1)	$1,751.0	$(3,530.1)	(201.6)

Loss on Available-for-Sale Investment

        In November 2007, we purchased approximately 5.4 million shares of common stock of Cyberkinetics, representing approximately 13% of Cyberkinetics' common stock, for an aggregate purchase price of $2.5 million. On November 3, 2008, Cyberkinetics disclosed that existing cash and cash equivalents were only sufficient to meet projected operating requirements for approximately 30 days and that it was in the process of winding down its operations. Since the value of our investment in Cyberkinetics was adversely affected, we then marked this investment to market as of December 31, 2008 and recorded year-to-date charges of $2.5 million to write down this investment to zero.

Interest Income

        Interest income was $721,000 and $1.8 million for the years ended December 31, 2008 and 2007, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the year ended December 31, 2008, as compared to the same period a year earlier was primarily due to lower average invested balances and lower rates of return.

Loss from Discontinued Operations

        On September 30, 2008, we approved a plan to discontinue sales and support of DigiScopes and DigiScope related services, effective November 1, 2008. On November 7, 2008, we sold substantially all of the assets related to the DigiScope business to Advanced Diagnostics, LLC in exchange for assuming certain identified commitments of approximately $400,000 and a cash payment of $50,000. Loss from discontinued operations in 2008 includes loss on operations and sale of assets relating to the discontinued operations. The loss on discontinued operations did not have any income tax benefit.

Liquidity and Capital Resources

        On September 8, 2009, we completed an equity financing under which we sold 8,816,521 shares of our common stock and warrants to purchase 8,375,694 shares of common stock. The sale of securities resulted in gross proceeds of approximately $18.7 million. The net proceeds, after deducting offering expenses, were approximately $17.2 million.

        On March 5, 2010 we entered into a one year Loan and Security Agreement, or the credit facility, with a bank, which permits us to borrow up to $7.5 million on a revolving basis. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be secured by our cash, accounts receivable, inventory, and equipment. We have not borrowed any funds under the credit facility.

        Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2009, these totaled $30.4 million. The weighted average maturity of our short-term investments was 133 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following sets forth information relating to our liquidity:

	December 31,
	2009	2008	Change	% Change
	(in thousands)
Cash and cash equivalents	$22,937.4	$12,302.3	$10,635.1	86.4%
Short-term investments	7,495.0	7,495.0	—	—

Total cash, cash equivalents and short-term investments	$30,432.4	$19,797.3	$10,635.1	53.7%

        During 2009, our cash, cash equivalents, and short-term investments increased by $10.6 million, primarily due to the net proceeds of our equity financing of $17.2 million, which was partially offset by net cash used in operating activities of $6.1 million (which included a one-time legal settlement with the DOJ and OIG of $3.7 million). In addition, we invested $350,000 to acquire certain technological assets from Cyberkinetics and we acquired $342,000 of fixed assets.

        In managing our working capital, two of the financial measurements we monitor are days' sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the years ended December 31, 2009 and December 31, 2008:

	Years Ended December 31,
	2009	2008
Days' sales outstanding (days)	47	52
Inventory turnover rate (times per year)	1.5	1.6

        Our payment terms extended to our customers generally require payment within 30 days from invoice date. At December 31, 2009, we experienced a decrease in DSO to 47 days from 52 days at December 31, 2008.

        Our inventory turnover for the year ended December 31, 2009 was 1.5 times, compared with 1.6 times for the year ended December 31, 2008. The slight decrease in the inventory turnover rate for the year ended December 31, 2009 reflected a reduction in stocking levels of devices and consumables.

        The following sets forth information relating to the sources and uses of our cash:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Net cash used in operating activities	$(6,137.1)	$(10,688.5)	$(7,989.1)
Net cash (used in) provided by investing activities	(692.1)	15,750.6	6,898.2
Net cash provided by financing activities	17,464.3	142.9	278.3

        In 2009, our net cash used in operating activities was $6.1 million. The primary drivers for the use of cash in our operating activities during 2009 was our net loss of $11.9 million, which included certain non-cash expenses. In addition, cash was used in operating activities for a $3.7 million settlement with the DOJ and OIG and a $323,000 decrease in deferred revenue and costs, partially offset by a

$1.0 million reduction in inventories, a $766,000 increase in accounts payables and accrued expenses, and a $103,000 decrease in accounts receivable.

        In 2008, our net use of cash in operating activities was $10.7 million, including a $6.6 million loss from discontinued operations and an investment in net operating assets of $3.0 million. The primary drivers for the uses of cash in our investment in net operating assets during 2008 were a decrease in accounts payable and accrued expense of $3.9 million, a $685,000 decrease in deferred revenue and costs, an increase in our inventories of approximately $252,000 primarily related to an increase in consumables inventories, partially offset by a $2.1 million decrease in accounts receivable, mainly due to a decline in revenues and a $309,000 decrease in prepaid and other assets. Our net loss excluding the $6.6 million loss attributed to discontinued operations and excluding non-cash items was approximately $1.1 million.

        Our investing activities used $692,000 in 2009 and provided $15.8 million and $6.9 million of cash in 2008 and 2007, respectively. In 2009, cash was used in investing activities to purchase technological and intellectual property for $350,000 and to purchase fixed assets totaling $342,000. In 2008, the primary sources of cash from investment activities were a $23.7 million in investment maturities, a release of $1.1 million of restricted cash and proceeds from the sale of our discontinued operation. Primary uses of cash in investment activities were $8.5 million in purchase of investments and $510,000 for purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products. In 2007, $37.8 million in investment maturities provided cash which was offset in part by $28.0 million in investment purchases, $2.5 million used to fund our investment in Cyberkinetics, $258,000 used to fund purchases of fixed assets, primarily related to computer equipment and tooling equipment for new products, and $175,000 used to fund our acquisition of EyeTel.

        Our financing activities provided approximately $17.5 million, $143,000, and $278,000 of cash in 2009, 2008, and 2007, respectively. Cash provided by financing activities in 2009 primarily resulted from net proceeds of $17.2 million from our equity offering in September 2009. Cash provided by financing activities in 2008 and 2007 primarily represent the proceeds from the issuance of shares under our employee stock purchase plan and the exercise of stock options.

        We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into 2011.

        As of December 31, 2009, we have federal and state net operating loss carryforwards available to offset future taxable income of $54.8 million and $30.7 million, respectively, and federal and state research and development credits of $692,000 and $620,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. The net operating loss and research and development credit carryforwards expire at various dates beginning in 2019 for federal and 2010 for state. Ownership changes in our company, as defined in the Internal Revenue Code, are expected to have a modest limitation on the amount of net operating loss and research and development credit carryforwards that can be utilized annually to offset future taxable income and taxes, based on an analysis of the provisions of Section 382 of the Internal Revenue Code. Subsequent changes in our ownership could further affect the limitation in future years.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

        As of December 31, 2009, we did not have any off-balance sheet financing arrangements.

        The following table summarizes our principal contractual obligations as of December 31, 2009 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due in
Contractual Obligations	Total	2010	1-3 years	3-5 years
Operating lease obligations	$2,373,750	$697,500	$1,676,250	$—
Capital lease obligations	83,600	45,600	38,000	—
Purchase order obligations	1,738,111	1,738,111	—	—

Total contractual obligations	$4,195,461	$2,481,211	$1,714,250	$—

        As of December 31, 2009, we have no contractual obligations that extend beyond five years.

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

Revenue Recognition and Accounts Receivable

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

        Revenue recognition involves judgments, including assessments of expected returns, allowance for doubtful accounts, and expected customer relationship periods. We analyze various factors, including a review of specific transactions, our historical returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, our actual return or bad debt experience could exceed our estimate.

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Certain product sales are made with a 30-day right of return. Since we can reasonably estimate future returns, we recognize revenues associated with product sales that contain a right of return upon shipment and at the same time we record a sales return reserve, which reduces revenue and accounts receivable by the amount of estimated returns under the provisions of the Revenue Recognition topic of the Codification.

        The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts and determine the allowance based on an analysis of customer past payment history, product usage activity, and recent communications between us and the customer. Based on the current market environment we could have increased risk with the collections of our account receivables. Past due balances over 90 days are reviewed individually for collectibility. Account balances are written-off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Inventories

        The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition, and changes in technology. Our consumables have an eighteen-month shelf life. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates.

Accounting for Income Taxes

        We record income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. Our financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. In accordance with the provisions of the Income Taxes topic of the Codification, we are required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against those net deferred tax assets. We evaluate the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

        Ownership changes, as defined in the Internal Revenue Code, have limited the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income. We anticipate that these limitations will have no material impact on our ability to utilize the affected loss carry-forwards in future years. Subsequent ownership changes could further impact the limitation in future years.

        This Codification topic requires management to perform a two-step evaluation of all tax positions, ensuring that these tax positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that we have taken or expect to take on income tax returns.

Accounting for Stock-Based Compensation

        We account for stock-based compensation in accordance with the guidance in Compensation—Stock Compensation topic of the Codification. We use the Black-Scholes option pricing model for determining the fair value of our stock options and amortize our stock-based compensation expense using the straight-line method. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected annual dividend yield, expected life of options, and risk-free interest rate. See Note 3 to our accompanying financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information related to stock-based compensation. An increase in the volatility of our stock will increase the amount of compensation expense on new awards. An increase in the holding period of options will also cause an increase in compensation expense. Dividend yields and risk-free interest rates are less difficult to estimate, but an increase in the dividend yield will cause a decrease in expense and an increase in the risk-free interest rate will increase compensation expense.

Recently Issued or Adopted Accounting Pronouncements

        In April 2009, the Financial Accounting Standards Board, or FASB, issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for us in the second quarter of 2009 and the additional disclosures required were made. Adoption did not have an impact on our financial position, results of operations, or cash flows.

        In April 2009, the FASB issued guidance amending the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. We adopted this guidance in the second quarter of 2009. Adoption did not have an impact on our financial position, results of operations, or cash flows.

        In April 2009, the FASB issued guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We adopted this guidance in the second quarter of 2009. Adoption did not have an impact on our financial position, results of operations, or cash flows.

        In May 2009, the FASB issued a pronouncement on subsequent event accounting. The guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for our second quarter of 2009 and there was no effect from adoption.

        In June 2009, the FASB issued guidance on the FASB Accounting Standards Codification, or the Codification, and the hierarchy of generally accepted accounting principles. The Codification is the single source of authoritative nongovernmental generally accepted accounting principles in the

U.S. (GAAP). The Codification was effective for interim and annual periods ending after September 15, 2009. Adoption did not have an impact on our financial position, results of operations, or cash flows.

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the guidance (e.g. an income approach or market approach). The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This guidance was effective for our fourth quarter of 2009. Adoption of this guidance did not have an impact on our financial position, results of operations, or cash flows.

        In September 2009, the Emerging Issues Task Force, or EITF, issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by us. The new guidance can be prospectively applied by us beginning January 1, 2011 or can be early or retrospectively adopted. We are currently evaluating the impact of the new rules including the timing of adoption, but we do not believe adoption will have a material effect on our financial statements.

        In September 2009, the EITF issued new rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionally. The new guidance can be prospectively applied by us beginning January 1, 2011 or can be early or retrospectively adopted. We are currently evaluating the impact of the new rules including the timing of adoption, but we do not believe adoption will have a material effect on our financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, and short-term investments. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments with a maturity of twelve months or less and maintain an average maturity of twelve months or less. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item may be found on pages F-1 through F-30 of this Annual Report on Form 10-K with the exception of the unaudited summarized quarterly financial data which is presented below:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$6,825,578	$6,760,419	$6,325,951	$6,225,078	$26,137,026
Cost of revenues	1,940,388	1,934,920	1,826,599	1,833,709	7,535,616

Gross margin	4,885,190	4,825,499	4,499,352	4,391,369	18,601,410
Net (loss) income	(1,216,505)	(1,800,766)	(9,263,460)	363,231	(11,917,500)
Per common share, basic:
Net (loss) income	$(0.09)	$(0.13)	$(0.57)	$0.02	$(0.71)
Per common share, diluted:
Net (loss) income	(0.09)	(0.13)	(0.57)	0.01	(0.71)

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$8,735,691	$8,127,800	$7,077,238	$7,180,071	$31,120,800
Cost of revenues	2,315,920	2,302,647	2,082,805	2,310,569	9,011,941

Gross margin	6,419,771	5,825,153	4,994,433	4,869,502	22,108,859
Loss from continuing operations	(10,078,778)	(4,245,889)	(2,310,161)	(4,494,548)	(21,129,376)
Income (loss) from discontinued operations	(728,739)	(682,048)	(5,541,986)	352,100	(6,600,673)
Net loss	(10,807,517)	(4,927,937)	(7,852,147)	(4,142,448)	(27,730,049)
Per common share, basic and diluted:
Loss from continuing operations	$(0.74)	$(0.31)	$(0.17)	$(0.33)	$(1.54)
(Loss) income from discontinued operations	(0.05)	(0.05)	(0.40)	0.03	(0.48)
Net loss	(0.79)	(0.36)	(0.57)	(0.30)	(2.02)

        Net (loss) income per common share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per common share amounts will not necessarily equal the total for the full fiscal year.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting and financial disclosure matters in the last fiscal year.

ITEM 9A(T).    CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

        Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control—Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

(c)   Changes in internal control over financial reporting.

        There have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Board Matters and Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" contained in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.    EXECUTIVE COMPENSATION

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Directors' Compensation" and "Compensation of Executive Officers" contained in our Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Principal and Management Stockholders," "Equity Compensation Plan Information," and "Proposal 2: Amendment to 2004 Employee Stock Purchase Plan" contained in our Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The response to this item is incorporated by reference from the discussion responsive thereto under the captions "Transactions with Related Persons" and "Board Matters and Corporate Governance" contained in our Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The response to this item is incorporated by reference from the discussion responsive thereto under the caption "Accounting Fees" contained in our Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)   1.     Financial Statements

        The consolidated financial statements are listed in the accompanying index to financial statements on page F-1.

  2.     Financial Statement Schedule

        The Schedule on page S-1 is filed as part of this report. Other financial statement schedules required under this Item and Item 8 are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the footnotes thereto.

  3.     Exhibit Index:

        The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated November 7, 2008 by and between NeuroMetrix, Inc. and Advanced Diagnostics, LLC (10)
3.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. (8)
3.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share (6)
3.3	Second Amended and Restated By-laws of NeuroMetrix, Inc. (8)
3.4	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc. (7)
4.1	Specimen certificate for shares of common stock (1)
4.2	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent (6)
4.2.1	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent (15)
4.3	Form of Common Stock Purchase Warrant (15)
4.4	Form of First Addendum to Common Stock Purchase Warrant issued to investors pursuant to Securities Purchase Agreements dated September 8, 2009 (17)
10.1	Lease Agreement, dated October 18, 2000, between Fourth Avenue LLC and NeuroMetrix, Inc. (1)
10.2	Amendment Number One to Lease, dated February 22, 2008, between Fourth Avenue LLC and NeuroMetrix, Inc. (8)
10.3+	Amended and Restated 1996 Stock Option/Restricted Stock Plan (1)
10.4+	Amended and Restated 1998 Equity Incentive Plan (1)
10.5+	First Amendment to Amended and Restated 1998 Equity Incentive Plan (1)
10.6+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan (1)
10.7+	2004 Employee Stock Purchase Plan (1)

Exhibit Number	Description
10.8.1+	Second Amended and Restated 2004 Stock Option and Incentive Plan (11)
10.8.2+	Third Amended and Restated 2004 Stock Option and Incentive Plan (14)
10.9+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors (1)
10.10+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D. (1)
10.11+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D. (13)
10.12+	NeuroMetrix, Inc. Confidentiality and Non-Compete Agreement dated as of June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D. and NeuroMetrix, Inc. (1)
10.13+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc. (1)
10.14+	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (1998 Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc. (1)
10.15+	NeuroMetrix, Inc. Confidentiality and Non-Compete Agreement, dated as of May 1, 2000, by and between Michael Williams, Ph.D. and NeuroMetrix, Inc. (1)
10.16+	Letter Agreement, dated February 5, 2008 between NeuroMetrix, Inc. and Michael Williams, Ph.D. (10)
10.17+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Michael Williams, Ph.D. (13)
10.18+	NeuroMetrix, Inc. Confidentiality and Non-Compete Agreement, dated as of October 13, 1998, by and between Guy Daniello and NeuroMetrix, Inc. (1)
10.19+	Letter Agreement between NeuroMetrix, Inc. and Guy Daniello dated February 5, 2008 (10)
10.20+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Guy Daniello (13)
10.21	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc. (2)
10.22	Deferred Prosecution Agreement dated February 5, 2009 by and between NeuroMetrix, Inc. and the United States Attorney's Office for the District of Massachusetts (7)
10.23
Settlement Agreement and Release dated February 9, 2009 by and among NeuroMetrix, Inc. and the United States of America acting through the United States Attorney's Office for the District of Massachusetts and the Office of Inspector General of the United States Department of Health and Human Services (7)
10.24+	Separation Agreement between NeuroMetrix, Inc. and Gary L. Gregory dated May 1, 2008 (9)
10.25+	Consulting Agreement, dated July 22, 2008, by and between NeuroMetrix, Inc. and Joseph A. Calo (12)
10.26+	Indemnification Agreement, dated July 22, 2008, by and between NeuroMetrix, Inc. and Joseph A. Calo (12)

Exhibit Number	Description
10.27	Form of Securities Purchase Agreement, dated September 8, 2009 between the Company and each investor (15)
10.28+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins (16)
10.29+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins (16)
*10.30+	Letter Agreement, dated April 30, 2009, between NeuroMetrix, Inc. and Walter Christensen
*10.31+	Indemnification Agreement, dated May 4, 2009, by and between NeuroMetrix, Inc. and Walter Christensen
20.1	Notice of Proposed Settlement of Shareholder Derivative Action, dated December 21, 2009 (18)
20.2	Stipulation of Settlement of Shareholder Derivative Action, dated December 21, 2009 (18)
*23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

+
Indicates management contract or any compensatory plan, contract or arrangement.

(1)
Incorporated herein by reference to NeuroMetrix, Inc.'s Registration Statement on Form S-1 filed on May 13, 2004, as amended (Registration No. 333-115440).

(2)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on August 2, 2006 (File No. 001-50856).

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

(5)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on December 28, 2007 (File No. 001-33351).

(6)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on March 8, 2007 (File No. 000-50856).

(7)
Incorporated hereby by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on February 10, 2009 (File No. 001-33351).

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

(11)
Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.'s Proxy Statement on Schedule 14A filed on April 25, 2008 (File No. 001-33351).

(12)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed on July 24, 2008 (File No. 001-33351).

(13)
Incorporated herein by reference to NeuroMetrix, Inc.'s Annual Report on Form 10-K filed on March 20, 2009 (File No. 001-33351).

(14)
Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.'s Proxy Statement on Schedule 14A filed April 24, 2009 (File No. 001-33351).

(15)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed September 14, 2009 (File No. 001-33351).

(16)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed September 15, 2009 (File No. 001-33351).

(17)
Incorporated herein by reference to NeuroMetrix, Inc.'s Quarterly Report on Form 10-Q filed November 12, 2009 (File No. 001-33351).

(18)
Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed December 31, 2009 (File No. 001-33351).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.
Date: March 12, 2010	By:	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 12, 2010 in the capacities indicated below.

Name	Title

/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS T. HIGGINS Thomas T. Higgins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID E. GOODMAN, M.D. David E. Goodman, M.D.	Director
/s/ ALLEN J. HINKLE, M.D. Allen J. Hinkle M.D.	Director
/s/ CHARLES R. LAMANTIA Charles R. LaMantia	Director
/s/ W. MARK LORTZ W. Mark Lortz	Director
/s/ TIMOTHY R. SURGENOR Timothy R. Surgenor	Director

INDEX TO FINANCIAL STATEMENTS

NeuroMetrix, Inc.

Years ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.:

        In our opinion, the accompanying balance sheets and the related statements of operations and comprehensive loss, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 12, 2010

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,937,410	$12,302,284
Short-term investments	7,495,000	7,495,000
Accounts receivable, net of allowances of $514,362 and $881,394 at December 31, 2009 and 2008, respectively	3,326,331	3,429,454
Inventories	4,559,607	5,606,807
Prepaid expenses and other current assets	404,716	313,795
Current portion of deferred costs	132,774	263,755

Total current assets	38,855,838	29,411,095
Restricted cash	408,000	408,000
Fixed assets, net	906,625	1,073,176
Intangible assets, net	280,000	—
Deferred costs	71,610	116,972
Other long-term assets	44,447	137,705

Total assets	$40,566,520	$31,146,948

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,086,946	$201,275
Accrued compensation	1,369,257	1,335,430
Accrued expenses	1,295,577	5,155,305
Current portion of deferred revenue	699,775	1,057,215
Current portion of capital lease obligation	30,357	29,748

Total current liabilities	4,481,912	7,778,973
Deferred revenue, net of current portion	341,513	483,365
Capital lease obligation, net of current portion	33,224	52,059

Total liabilities	4,856,649	8,314,397
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 authorized; 22,969,670 and 13,858,797 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,297	1,386
Additional paid-in capital	137,420,711	112,626,802
Accumulated deficit	(101,713,137)	(89,795,637)

Total stockholders' equity	35,709,871	22,832,551

Total liabilities and stockholders' equity	$40,566,520	$31,146,948

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations and Comprehensive Loss

	Years Ended December 31,
	2009	2008	2007
Revenues:
Medical equipment	$2,713,445	$2,709,104	$4,254,011
Consumables	23,423,581	28,411,696	39,413,265

Total revenues	26,137,026	31,120,800	43,667,276
Cost of revenues	7,535,616	9,011,941	11,337,822

Gross margin	18,601,410	22,108,859	32,329,454
Operating expenses:
Research and development	5,611,296	5,589,221	4,891,937
Sales and marketing	10,840,340	14,646,958	22,836,867
General and administrative	9,119,001	12,016,158	14,834,073
Goodwill impairment	—	5,833,464	—
Legal settlement	—	3,705,866	—
Intangible asset impairment	—	1,767,500	—
Gain from deconsolidation of joint venture	—	(2,100,000)	—

Total operating expenses	25,570,637	41,459,167	42,562,877

Loss from operations	(6,969,227)	(19,350,308)	(10,233,423)
Loss on available-for-sale investment	—	(2,500,000)	—
Interest income	226,863	720,932	1,750,963
Warrants fair value adjustment	(5,175,136)	—	—

Loss from continuing operations	(11,917,500)	(21,129,376)	(8,482,460)
(Loss) income from discontinued operations	—	(6,600,673)	103,986

Net loss	$(11,917,500)	$(27,730,049)	$(8,378,474)

Loss per common share from continuing operations:
Basic	$(0.71)	$(1.54)	$(0.67)
Diluted	$(0.71)	$(1.54)	$(0.67)
(Loss) income per common share from discontinued operations:
Basic	$—	$(0.48)	$0.01
Diluted	$—	$(0.48)	$0.01
Net loss per common share:
Basic	$(0.71)	$(2.02)	$(0.66)
Diluted	$(0.71)	$(2.02)	$(0.66)
Weighted average shares used to compute net loss per common share:
Basic	16,783,837	13,733,733	12,628,310
Diluted	16,783,837	13,733,733	12,628,310
Comprehensive loss:
Net loss	$(11,917,500)	$(27,730,049)	$(8,378,474)
Unrealized loss on available-for-sale investment	—	—	(1,441,745)
Reclassification adjustment for recognized loss included in net loss	—	1,441,745	—

Comprehensive loss	$(11,917,500)	$(26,288,304)	$(9,820,219)

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Changes in Stockholders' Equity

	Common Stock
						Accumulated Other Comprehensive Items
	Number of Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit		Total
Balance at December 31, 2006	12,601,224	$1,260	$97,205,145	$(110,705)	$(53,687,114)	$—	$43,408,586
Issuance of stock from stock option plans	5,957	1	24,099	—	—	—	24,100
Stock-based compensation expense	—	—	2,976,059	—	—	—	2,976,059
Adjustment to deferred compensation associated with terminated employees	—	—	(15,674)	15,674	—	—	—
Amortization of deferred compensation	—	—	—	95,031	—	—	95,031
Issuance of common stock under employee stock purchase plan	32,656	3	261,763	—	—	—	261,766
Issuance of common stock to complete the acquisition of EyeTel	1,050,297	105	9,784,443	—	—	—	9,784,548
Unrealized loss on available-for-sale investment	—	—	—	—	—	(1,441,745)	(1,441,745)
Net loss	—	—	—	—	(8,378,474)	—	(8,378,474)

Balance at December 31, 2007	13,690,134	1,369	110,235,835	—	(62,065,588)	(1,441,745)	46,729,871
Issuance of stock from stock option plans	4,113	—	5,404	—	—	—	5,404
Stock-based compensation expense	—	—	2,228,839	—	—	—	2,228,839
Issuance of common stock under employee stock purchase plan	164,550	17	156,724	—	—	—	156,741
Realized loss on available-for-sale investment						1,441,745	1,441,745
Net loss	—	—	—	—	(27,730,049)	—	(27,730,049)

Balance at December 31, 2008	13,858,797	1,386	112,626,802	—	(89,795,637)	—	22,832,551
Stock issued in private placement	8,816,521	882	17,217,139	—	—	—	17,218,021
Issuance of stock from stock option plans	12,436	1	23,670	—	—	—	23,671
Stock-based compensation expense	—	—	2,035,335	—	—	—	2,035,335
Issuance of common stock under employee stock purchase plan	122,009	12	80,513	—	—	—	80,525
Other issuances of stock from our option plan	109,907	11	164,621	—	—	—	164,632
Issuance of stock to consultants	50,000	5	97,495	—	—	—	97,500
Warrants fair value adjustment	—	—	5,175,136	—	—	—	5,175,136
Net loss	—	—	—	—	(11,917,500)	—	(11,917,500)

Balance at December 31, 2009	22,969,670	$2,297	$137,420,711	$—	$(101,713,137)	$—	$35,709,871

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
Cash flows for operating activities:
Net loss	$(11,917,500)	$(27,730,049)	$(8,378,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	578,666	1,593,467	422,938
Stock-based compensation	2,132,835	2,228,839	3,071,090
Accretion of discount on investments	—	(38,158)	(41,811)
Loss on available-for-sale investment	—	2,500,000	—
Goodwill impairment	—	5,833,464	—
Charge for legal settlement	—	3,705,866	—
Intangible assets impairment	—	4,147,500	—
Assets impairment relating to discontinued operations	—	2,227,104	—
Gain from deconsolidation of joint venture	—	(2,100,000)	—
Gain on disposal of fixed assets	—	(20,000)	—
Warrants fair value adjustment	5,175,136	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	103,123	2,136,600	2,004,554
Inventories	1,047,200	(252,469)	(1,720,949)
Prepaid expenses and other current assets	(90,921)	(171,399)	267,241
Other long-term assets	93,258	(137,705)	—
Accounts payable	885,671	(2,426,614)	(7,340)
Legal settlement	(3,705,866)	—	—
Accrued expenses and compensation	(120,035)	(1,485,596)	(3,389,240)
Deferred revenue and deferred costs	(322,949)	(684,767)	(158,943)
Other liabilities	4,295	(14,546)	(58,181)

Net cash used in operating activities	(6,137,087)	(10,688,463)	(7,989,115)
Cash flows for investing activities:
Purchases of investments	(7,495,000)	(8,545,598)	(27,959,957)
Maturities of investments	7,495,000	23,710,497	37,790,712
Purchases of fixed assets	(342,115)	(509,872)	(257,520)
Purchase of technological and intellectual property	(350,000)	—	—
Purchase of Cyberkinetics common stock	—	—	(2,500,000)
Acquisition of EyeTel	—	—	(175,000)
Release of restricted cash	—	1,095,598	—

Net cash (used in) provided by investing activities	(692,115)	15,750,625	6,898,235
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including private placement and equity plans	17,486,849	162,145	285,866
Payments on capital lease	(22,521)	(19,262)	(7,525)

Net cash provided by financing activities	17,464,328	142,883	278,341

Net increase (decrease) in cash and cash equivalents	10,635,126	5,205,045	(812,539)
Cash and cash equivalents, beginning of year	12,302,284	7,097,239	7,909,778

Cash and cash equivalents, end of year	$22,937,410	$12,302,284	$7,097,239

Supplemental disclosure of cash flow information:
Equipment acquired under capital lease	$—	$89,244	$38,700

Common stock issued to consultants	$97,500	$—	$—

Warrants issued in Securities Purchase Agreement	$14,496,627	$—	$—

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

        NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a science-based health care company transforming patient care through neurotechnology. To date, the Company's focus has been primarily on the assessment of neuropathies. The Company is also developing innovative products for preservation and restoration of nerve and spinal cord function, and pain control. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. The Company markets systems for the performance of nerve conduction studies and needle electromyography procedures. The Company's product pipeline includes a system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies. The Company is also developing devices and pharmaceutical agents to treat peripheral nerve and spinal cord injuries.

        The Company believes that its current cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into 2011. The Company is currently facing significant challenges and uncertainties and, as a result, the Company's available capital resources may be consumed more rapidly than currently expected due to (a) changes in estimated future revenues; (b) changes the Company makes to its ongoing operating expenses; (c) future changes in the Company's business strategy; (d) decisions the Company makes regarding the size of its sales force and the magnitude of its sales and marketing programs; (e) research and development spending plans; (f) the outcome of the class action lawsuit that the Company is currently subject to; and (g) other items affecting the Company's forecasted level of expenditures and use of existing cash, cash equivalents, and short-term investments. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, there are no assurances that the Company will be able to secure such financing on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development efforts in an effort to provide sufficient funds to continue its operations.

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

  Held-to-Maturity Investments

        The Company's investment portfolio is classified as held-to-maturity, and such investments are stated at amortized cost. Interest earned on investments held-to-maturity is included in interest income. The amortized cost of investments held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. At December 31, 2009 and 2008, the Company invested only in bank certificates of deposits that are fully insured by FDIC.

  Long-Term Available-for-Sale Investment

        In accordance with the provisions of the Investments topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification, the Company's investment in Cyberkinetics Neurotechnology Systems, Inc. ("Cyberkinetics") was classified as available-for-sale and was carried at fair value, with any unrealized gains and losses, net of taxes, reported in accumulated other comprehensive income, a separate component of stockholders' equity. The Company marked this investment to market as of December 31, 2008 and recorded a realized year to date loss of $2.5 million because it believed the decline in the value of this investment was other-than-temporary. Accordingly, as of December 31, 2008 this investment was written down to zero.

  Restricted Cash

        Long-term restricted cash of $408,000 at December 31, 2009 and 2008 is associated with a facility lease (See Note 12—Commitments and Contingencies).

  Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents in bank deposit accounts, short-term investments, and trade receivables. The Company invests its funds in highly rated institutions and limits its investment in any individual debtor so that they do not exceed FDIC limits. The Company has not experienced significant losses related to cash and cash equivalents or short-term investments and does not believe it is exposed to any significant credit risks relating to its cash and cash equivalents and short-term investments.

        The Company distributes its products mainly through its own regional sales managers. At December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007, no single customer accounted for more than 10% of accounts receivable or revenue.

        The Company relies on two third-party manufacturers to manufacture the major portion of its current products. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company's business, financial position, and results of operations.

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

        The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term held to maturity investments, accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2009 and 2008.

  Revenue Recognition

        The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller's price to the buyer is fixed or determinable, and collection is reasonably assured.

        When multiple elements are contained in a single arrangement, the Company allocates revenue between the elements based on their relative fair value, provided that each element meets the criteria for treatment as a separate unit of accounting. An element is considered a separate unit of accounting if it has value to the customer on a stand-alone basis, there is objective, reliable evidence of the fair value of the undelivered elements, and delivery or performance of the undelivered elements is considered probable and substantially in the control of the Company. Fair value is determined based upon the price charged when the element is sold separately.

        Medical equipment revenues consist of the NC-stat and ADVANCE Systems, related modules, and extended service agreement revenues. Revenues associated with the sale of the NC-stat and ADVANCE devices are recognized upon shipment provided that the fee is fixed or determinable, evidence of a persuasive arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of a NC-stat docking station, as well as the ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

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

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Certain product sales are made with a 30-day right of return. Because the Company can reasonably estimate future returns, the Company recognizes revenues associated with product sales that contain a right of return upon shipment and at the same time reduces revenue and accounts receivable by the amount of estimated returns.

        Proceeds received in advance of product shipment are recorded as deferred revenues.

  Accounts Receivable

        Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable on the balance sheet are recorded net of the allowance for doubtful accounts receivable and the reserve for estimated returns. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews its allowance for doubtful accounts and determines the allowance based on an analysis of customer past payment history, product usage activity, and recent communications between the Company and the customer. Past due balances are reviewed individually for collectibility. Account balances are written-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers.

  Income Taxes

        The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company's financial statements contain certain deferred tax assets, which have arisen primarily as a result of operating losses, as well as other temporary differences between financial and tax accounting. In accordance with the provisions of the Income Taxes topic of the Codification, the Company is required to establish a valuation allowance if the likelihood of realization of the deferred tax assets is reduced based on an evaluation of objective verifiable evidence. Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against those net deferred tax assets. The Company evaluates the weight of all available evidence to determine whether it is more likely than not that some portion or all of the net deferred income tax assets will not be realized.

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

        Management performed a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Research and Development

        Costs incurred in the research and development of the Company's products, are expensed as incurred. Included in research and development costs are wages, benefits, product design consulting, and other operating costs such as facilities, supplies, and overhead directly related to the Company's research and development efforts.

  Product Warranty Costs

        The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liability for product warranty costs is included in accrued expenses in the accompanying balance sheet.

        The following is a rollforward of the Company's accrued warranty liability for the years ended December 31, 2009, 2008, and 2007:

	Years Ended December 31,
	2009	2008	2007
Balance at beginning of period	$136,170	$251,948	$231,725
Accrual for warranties	9,182	16,053	24,263
Settlements made	(96,997)	(131,831)	(4,040)

Balance at end of period	$48,355	$136,170	$251,948

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

        The Company periodically evaluates the recoverability of its fixed assets and other long-lived assets, including intangibles, whenever events or changes in circumstances indicate that an event of impairment may have occurred. This periodic review may result in an adjustment of estimated depreciable lives or asset impairment. When indicators of impairment are present, the carrying values of the asset are evaluated in relation to the assets operating performance and future undiscounted cash flows of the underlying assets. If the future undiscounted cash flows are less than their book value, an impairment may exist. The impairment is measured as the difference between the book value and the fair value of the underlying asset. Fair values are based on estimates of the market prices and assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates, reflecting varying degrees of perceived risk.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Goodwill and Other Intangible Assets

        Goodwill is assessed annually to determine whether there is an indication of impairment, or more frequently if events and circumstances indicate that the asset might be impaired. Intangible assets with estimable useful lives are amortized over their estimated useful lives to their estimated residual values, if any, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

        Determining the economic lives of acquired intangible assets requires the Company to make significant judgments and estimates, and can materially impact the Company's operating results.

  Accounting for Stock-Based Compensation

        Stock-based compensation cost is generally recognized ratably over the requisite service period. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected life of options, expected annual dividend yield, and risk-free interest rate (See Note 3—Stock-Based Compensation and Equity).

  Net Loss per Common Share

        Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding plus the dilutive effect of outstanding convertible instruments such as warrants and options. Because the Company has reported a net loss attributable to common stockholders for all annual periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2009	2008	2007
Options	3,065,700	2,248,929	1,661,427
Warrants	2,615,970	—	—

Total	5,681,670	2,248,929	1,661,427

  Advertising and Promotional Costs

        Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was $273,539, $475,212, and $718,650 in the years ended December 31, 2009, 2008, and 2007, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Accumulated Other Comprehensive Items

        In November 2007, the Company entered into a strategic alliance with Cyberkinetics, a medical device company focused on neurological conditions. The Company made an investment of $2.5 million in shares of Cyberkinetics common stock and accounted for the investment as an available-for-sale security. For the year ended December 31, 2007, the Company recorded an unrealized loss of $1.4 million on the decrease in fair value in the investment within other comprehensive loss, as the decrease in fair value was considered to be temporary. During 2008, the Company recorded a realized loss of $2.5 million on the investment in Cyberkinetics as a result of the change in fair market value and the determination that the loss was other-than-temporary. For the year ended December 31, 2009, the Company had no components of other comprehensive income or loss other than net loss.

  Segments

        The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company's assets, revenues, and expenses for the years ended December 31, 2009, 2008, and 2007 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 2% of total revenues in 2009 and less than 1% of total revenues for the years ended December 31, 2008 and 2007.

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

  Reclassification

        Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Recently Issued or Adopted Accounting Pronouncements

        In April 2009, the FASB issued guidance on providing interim disclosures about fair value of financial instruments. This new guidance requires the fair value disclosures that were previously disclosed only annually to be disclosed now on an interim basis. This guidance was effective for the Company in the second quarter of 2009 and the additional disclosures required were made. Adoption did not have an impact on the Company's financial position, results of operations, or cash flows.

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

        In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The guidance provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities or similar liabilities when traded as assets and/or 2) a valuation technique that is consistent with the principles of the guidance (e.g. an income approach or market approach). The guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. This guidance was effective for the Company's fourth quarter of 2009. Adoption of this guidance did not have an impact on the Company's financial position, results of operations, or cash flows.

        In September 2009, the Emerging Issues Task Force, or EITF, issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. The new guidance can be prospectively applied by the Company beginning January 1, 2011 or can be early or retrospectively adopted. The Company is currently evaluating the impact of the new rules including the timing of adoption, but it does not believe adoption will have a material effect on its financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In September 2009, the EITF issued new rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionally. The new guidance can be prospectively applied by the Company beginning January 1, 2011 or can be early or retrospectively adopted. The Company is currently evaluating the impact of the new rules including the timing of adoption, but it does not believe adoption will have a material effect on its financial statements.

3. Stock-Based Compensation and Equity

  Stock-Based Compensation

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

        During 1998, the Company adopted the 1998 Equity Incentive Plan (the "1998 Stock Plan"). The 1998 Stock Plan also provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 1998 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2009, 1,250,000 shares of common stock were authorized for issuance under the 1998 Stock Plan, of which 550,851 shares had been issued and 587,249 shares were subject to outstanding options at a weighted average exercise price of $7.35 per share. The 1998 Stock Plan was closed to any future grants at the time of the Company's IPO and therefore the Company will not make any additional grants under the 1998 Stock Plan.

        During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated in 2006 and 2008 (the "2004 Stock Plan"). The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2009, 3,946,022 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 265,306 shares had been issued, 2,491,631 shares were subject to outstanding options at a weighted average exercise price of $5.08 per share and 1,189,085 shares were available for future grant. In March 2006, the Company's Board of Directors voted to discontinue the provision of the 2004 Stock Plan which automatically increased the number of options available for grant under the 2004 Stock Plan based on the net increase in the total number of outstanding shares of common stock during the year.

        During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the "2009 Inducement Plan"). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

3. Stock-Based Compensation and Equity (Continued)

Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2009, 500,000 shares of common stock were authorized for issuance under the 2009 Inducement Plan, of which no shares had been issued, 200,000 shares were subject to outstanding options at a weighted average exercise price of $2.03 per share, and 300,000 shares were available for future grant.

        The exercise price of each stock option issued under the 1996 and 1998 Stock Plans was specified by the Board of Directors at the time of grant. The exercise price of stock options awarded under the 2004 Stock Plan and the 2009 Inducement Plan may not be less than the fair market value of the common stock on the date of the option grant. For holders of more than 10% of the Company's total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair market value of the Company's common stock at the date of grant and for a term not to exceed five years.

        In June 2004, the Company adopted the 2004 Employee Stock Purchase Plan ("ESPP"). All of the Company's employees who have been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year are eligible to participate and any employee who owns 5% or more of the voting power or value of the Company's stock is not eligible to participate. An employee may purchase no more than $25,000 worth of common stock, valued at the start of the purchase period, in any calendar year. The ESPP authorizes the issuance of up to a total of 375,000 shares of the Company's common stock to participating employees.

        Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The ESPP is regarded as a compensatory plan in accordance with the provisions of the Compensation—Stock Compensation topic of the Codification. Under this plan, the Company has issued 122,009, 164,550, and 32,656 shares of its common stock during the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, there were no remaining shares to be issues under the ESPP.

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

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

3. Stock-Based Compensation and Equity (Continued)

        The weighted average grant-date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2009, 2008, and 2007 is calculated using the following assumptions:

Years Ended December 31,
	2009	2008	2007
Risk-free interest rate	1.6%–2.6%	1.3%–3.5%	3.3%–5.1%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 years
Volatility	70.0%–120.0%	85.0%–120.0%	60.0%–70.0%

        The risk-free interest rate assumption is based on the United States Treasury's constant maturity rate for a five year term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero as the Company does not currently pay dividends nor expects to do so during the expected option term. The expected option term of five years is estimated based on an analysis of actual option exercises and a review of comparable medical device companies. The volatility assumption is based on weekly historical volatility during the time period that corresponds to the expected option term, a review of comparable medical device companies and expected future stock price volatility. The pre-vesting forfeiture rate is based on the historical and projected average turnover rate of employees.

        A summary of option activity for the year ended December 31, 2009 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,333,102	$7.05
Granted at fair value	1,335,500	1.82
Exercised	(12,436)	1.90
Forfeited	(377,286)	3.87

Outstanding at December 31, 2009	3,278,880	5.30	7.7	$1,311,725

Vested or expected to vest at December 31, 2009	3,041,973	5.56	7.5	1,165,667

Exercisable at December 31, 2009	1,424,513	9.01	6.0	204,781

        Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company's common stock as of December 31, 2009, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2009.

        The weighted average grant-date fair values of options granted during the years ended December 31, 2009, 2008, and 2007 was $1.45, $1.44, and $5.76, respectively.

        The aggregate intrinsic value of options issued or exercised during the years ended December 31, 2009, 2008, and 2007 was $11,292, $4,961, and $99,034, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

3. Stock-Based Compensation and Equity (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.61–1.60	141,723	7.9	$1.06
$1.70–1.70	737,500	9.0	1.70
$1.73–1.99	665,687	9.5	1.92
$2.00–2.33	604,858	8.2	2.17
$2.46–8.00	560,386	4.5	7.61
$8.25–37.23	568,726	6.5	16.04

	3,278,880	7.7	5.30

        The following table summarizes information about stock options exercisable at December 31, 2009:

Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$0.61–1.60	38,691	$1.05
$1.70–1.70	2,500	1.70
$1.73–1.99	117,710	1.99
$2.00–2.33	285,916	2.15
$2.46–8.00	530,323	7.88
$8.25–37.23	449,373	17.26

	1,424,513	9.01

        The Company recorded stock-based compensation expense of $2,132,835, $2,228,839 and $3,071,090 for the years ended December 31, 2009, 2008, and 2007, respectively. Included in the stock-based compensation expense recorded by the Company for the years ended December 31, 2009, 2008, and 2007 is (a) $1,770,933, $2,176,825, and $2,902,662, respectively, in compensation expense relating to stock options granted to employees subsequent to the Company's initial public offering ("IPO") in July 2004; (b) $194,095 of compensation expense and $9,574, and $37,752, respectively, in reductions of compensation expense related to stock options granted to non-employees; (c) $194,263, $79,401, and $94,325, respectively, in compensation expense related to the ESPP; (d) $0, $0, and $95,031, respectively in compensation expense relating to stock options granted to employees prior to the Company's IPO that are being accounted for using the intrinsic value method; and (e) $(26,456), $(17,813), and $16,824, respectively in modifications to pre-IPO option grants.

        Total unrecognized stock-based compensation costs related to non-vested stock options was $2,453,438 which related to 1,854,367 shares with a per share weighted fair value of $1.32 as of December 31, 2009. This unrecognized cost is expected to be recognized over a weighted average period of approximately 1.7 years.

        Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period in accordance with the provisions of Equity topic of the Codification. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

3. Stock-Based Compensation and Equity (Continued)

option term, a risk-free interest rate corresponding to the expected term, an expected volatility of 120% and a dividend yield of zero.

  Equity

        On September 8, 2009, the Company entered into securities purchase agreements in connection with a private placement of its securities to certain institutional and other accredited investors pursuant to which the Company agreed to sell and issue (i) an aggregate of 8,816,521 newly issued shares of its common stock, par value $0.0001 per share and (ii) warrants to purchase an aggregate of 8,375,694 shares of common stock. The sale of securities resulted in aggregate gross proceeds of approximately $18.7 million. The net proceeds, after deducting offering expenses (including fees to the placement agent and co-agent), were approximately $17.2 million. In addition, the placement agents were issued warrants to purchase an aggregate of 207,188 shares of common stock. The placement agents' warrants are in the same form as those issued to participants in the private placement but the shares acquired upon exercise are not entitled to registration rights.

        The common stock and warrants were sold as a unit for a price of $2.12. The warrants are exercisable at any time six months after the closing date through the fifth anniversary of the closing date. The warrants have an exercise price of $2.20 per share, reflecting a 10% premium over the consolidated closing bid price for the Company's common stock as reported on the NASDAQ Global Market on September 4, 2009. The warrants contain certain limitations that prevent the holder of any warrants from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it and its affiliates to exceed 19.99% of the total number of shares of the Company's common stock then issued and outstanding (with a separate threshold of 9.99% of the total number of shares outstanding for any shareholder who has not exceeded that threshold as of the date of closing). The number of shares for which the warrants are exercisable and the associated exercise prices are subject to certain adjustments as set forth in the warrants. The holder has the right to net exercise any outstanding warrants for shares of the Company's common stock. In addition, upon certain changes in control of the Company, to the extent the warrants are not assumed by the acquiring entity, the holder could elect to receive, subject to certain limitations and assumptions, cash equal to the Black-Scholes value of the outstanding warrants.

        The warrants issued in connection with the private offering are within the scope of the Distinguishing Liabilities from Equity Topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets. Accordingly, the Company reflected these warrants as a liability in the Balance Sheet. The fair value of the warrants at the issuance date was estimated using the Black-Scholes model. The estimated fair value of the warrants, including the warrants issued to the placement agents, was $14.5 million on the date of issuance and was recorded as a reduction of additional paid-in capital. In addition, the warrants were revalued at September 30, 2009 using the Black-Scholes model and the change in the fair value of the warrants was recognized in the warrants fair value adjustment line item in the Company's consolidated statement of operations.

        At September 30, 2009, the estimated fair value of the warrants increased to $21.9 million and was presented as a long term liability in the balance sheet as of that date. The increase in the fair value of the warrants from the date of issuance to September 30, 2009 required the Company to record an increase in the value of the liability of $7.4 million.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

3. Stock-Based Compensation and Equity (Continued)

        In October 2009, the Company executed addenda to the warrants issued in connection with the securities purchase agreements of September 8, 2009. The addenda revised the rights of warrant holders such that upon a change in control, as defined, the warrant holders will receive the Black-Scholes value of the warrants in the same currency and same proportions as will be received by the common stockholders of the Company, thereby removing the criteria in the agreements that required liability classification of the warrants. Following the addenda, the warrant liability was revalued at fair value resulting in a $2.2 million credit to warrants fair value adjustment that was recorded in the Statement of Operations in October 2009. The remaining liability for common stock warrants of $19.7 million was then reclassified to additional paid-in capital.

        As of December 31, 2009, the Company had 50,000,000 shares of common stock authorized and 22,969,670 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company's stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

        At December 31, 2009, the Company has reserved authorized shares of common stock for future issuance as follows:

Outstanding stock options	3,278,880
Possible future issuance under stock option plans	1,189,085
Warrants	8,375,694
Possible future issuance under employee stock purchase plan	—

Total	12,843,659

        On March 7, 2007, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company's common stock to shareholders of record as of the close of business on March 8, 2007. As of December 31, 2009, there was no preferred stock outstanding.

        During 2009, other issuances of common stock from our 2004 Stock Plan included 87,757 shares issued for bonuses and 22,150 shares issued to participants in our ESPP.

4. Long-Term Investment, Joint Venture, and Acquisition

  Long-Term Investment and Joint Venture

        In November 2007, the Company purchased approximately 13% of Cyberkinetics' outstanding common stock for an aggregate purchase price of $2.5 million. Cyberkinetics was a company in the business of developing products to restore function for people with spinal cord and other nerve injuries. In February 2008, the Company and Cyberkinetics formed PNIR (Peripheral Nerve Injury Repair) LLC ("PNIR"), a joint venture with initial ownership of 50% by the Company and 50% by Cyberkinetics, and entered into a Collaboration Agreement and Operating Agreement. Under the terms of the joint venture, the Company agreed to fund the initial $2.0 million in product development costs and the Company and Cyberkinetics shared equally in all costs in excess of the initial $2.0 million. Cyberkinetics contributed technology, know-how, and intellectual property to the joint venture. The joint venture was considered to be a variable interest entity under the provisions of the Consolidation topic of the Codification. The Company determined that it was the primary beneficiary based on a review of the relative economic risks of the two parties to the joint venture. As a result, the Company consolidated

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

4. Long-Term Investment, Joint Venture, and Acquisition (Continued)

the joint venture and recorded the $2.1 million contribution of technology and intellectual property by Cyberkinetics to intangible assets and a noncontrolling interest of $2.1 million at the formation date of the joint venture. In November 2008, Cyberkinetics disclosed that it was in the process of winding down its operations due to declining cash reserves. During December 2008, the Company re-evaluated the value of the joint venture intangible assets and determined them to be fully impaired as a result of the Cyberkinetics announcement in November and a strategic change in direction with the development of the intangible assets. Therefore, the Company recorded an impairment charge of $1.8 million within the Statement of Operations. The joint venture was legally dissolved effective as of December 31, 2008, and was deconsolidated from the Company's books, resulting in a gain on deconsolidation in the Statement of Operations of $2.1 million recognized within continuing operations in the fourth quarter of the year ended December 31, 2008. Since the value of the Company's investment in Cyberkinetics was adversely affected, the Company then marked this investment to market as of December 31, 2008 and recorded year-to-date charges of $2.5 million to write down this investment to zero.

  Acquisition

        On December 26, 2007, the Company acquired substantially all of the assets of EyeTel Imaging, Inc. ("EyeTel") for total consideration of 1,050,297 shares of the Company's common stock, $175,000 in cash, and the assumption of certain specified liabilities totaling $804,916. EyeTel was a company that manufactured the DigiScope, a digital retinal imaging device. Assets acquired and liabilities assumed were recorded at their estimated fair value. Goodwill totaling $5.8 million was recorded in connection with the acquisition, representing the excess of the purchase price over the estimated fair value of the acquired tangible and intangible assets. A total of $2.8 million was allocated to intangible assets, representing the fair value of existing technology, to be amortized on a straight line basis over the estimated life of five years. In February 2008, the Company's common stock price declined significantly such that as of March 31, 2008, the Company's publicly traded market value was below its net book value. Based on this, the Company performed an interim goodwill impairment test. As the net book value of the Company's assets exceeded the enterprise value, the Company performed step two of its impairment test in which it assessed the fair value of all recorded and unrecorded tangible and intangible assets and liabilities. The Company determined that no assets were impaired and determined that there was no residual value of goodwill. Accordingly, the Company recorded a charge of $5.8 million to write off goodwill during the quarter ended March 31, 2008. On September 30, 2008, the Company approved a plan for the closure of its facility in Columbia, Maryland and the discontinuance of sales and support of DigiScopes and DigiScope related services, effective November 1, 2008. As a result of the discontinuance of the DigiScope business operation, the Company recorded an impairment charge of approximately $2.4 million for the remaining balance of intangible assets related to DigiScope in the third quarter of 2008 included in Discontinued Operations in the Statement of Operations. On November 7, 2008, the Company signed an Asset Purchase Agreement with Advanced Diagnostics, LLC relating to the sale of substantially all of its EyeTel/DigiScope assets in exchange for the assumption of certain identified commitments of approximately $400,000 and a cash payment of $50,000. The CEO and President of Advanced Diagnostics, LLC is a former executive of the Company who continued to receive payments under a separation agreement with the Company through February 2009. During 2008, the Company incurred a net loss of approximately $4.6 million on the sale of discontinued operations to the related party which has been included in loss on discontinued operations in the Statements of Operations. All revenues and costs related to the sale of the DigiScope

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

4. Long-Term Investment, Joint Venture, and Acquisition (Continued)

have been recast to discontinued operations for 2008 and 2007. Loss from discontinued operations includes loss on operations and sale of assets relating to the Company's discontinued operation.

        Net revenue, operating (loss) income from discontinued operations, loss on sale of discontinued operations, and (loss) income from discontinued operations for the years ended December 31, 2008 and 2007 were as follows:

	December 31,
	2008	2007
Net revenue	$1,095,754	$954,935

Operating (loss) income from discontinued operations	$(1,999,937)	$103,986
Loss on sale of discontinued operations	(4,600,736)	—

(Loss) income from discontinued operations	$(6,600,673)	$103,986

5. Intangible Assets

        In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The assets acquired in January 2009 include all of Cyberkinetics' rights and regulatory filings for the Andara™ Oscillating Field Stimulator (OFS™) technology for treatment of acute spinal cord injury, an investigational device designed to stimulate spinal cord repair and restore sensation; the rights to develop and commercialize a therapeutic product for peripheral nerve injury based on the Andara OFS neurostimulation technology; development and commercialization rights to certain derivatives of the pharmacological agent 4-aminopyridine that may have an alternative future use in central and peripheral nervous system injury and disease; and certain other intellectual property and technology, which has been capitalized. The Company had previously pursued some of these product development efforts through the PNIR joint venture. Research and development expenses for the year ended December 31, 2009 included amortization of this technological and intellectual property of $70,000. Accumulated amortization on these intangible assets at December 31, 2009 was $70,000.

        See Note 4—Long-Term Investment, Joint Venture, and Acquisition for information regarding the intangible assets in 2008.

        Changes in intangible assets for the years ended December 31, 2009 and 2008 were as follows:

	December 31, 2009			December 31, 2008
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Asset Impairment	Net Intangibles
Technological and intellectual property	$350,000	$(70,000)	$280,000	$2,800,000	$(420,000)	$(2,380,000)	$—
Contribution of technology	—	—	—	2,100,000	(332,500)	(1,767,500)	—

Total	$350,000	$(70,000)	$280,000	$4,900,000	$(752,500)	$(4,147,500)	$—

        The Company's intangible assets are being amortized over their estimated useful lives of 5 years, with no estimated residual values. Amortization expense for the years ended December 31, 2009 and 2008 was $70,000 and $752,000, respectively. There was no amortization expense for the same period in 2007.

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

5. Intangible Assets (Continued)

        The estimated future amortization expense for intangible assets as of December 31, 2009 is as follows:

Estimated Amortization Expense December 31,
2010	$70,000
2011	70,000
2012	70,000
2013	70,000

6. Inventories

        At December 31, 2009 and 2008, inventories consist of the following:

	December 31,
	2009	2008
Purchased components	$1,346,267	$1,640,967
Finished goods	3,213,340	3,965,840

	$4,559,607	$5,606,807

7. Investments

  Short-Term Investments

        Short-term investments as of December 31, 2009 and 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
2009
Certificates of deposit	$7,495,000	$—	$—	$7,495,000

	$7,495,000	$—	$—	$7,495,000

2008
Certificates of deposit	$7,495,000	$—	$—	$7,495,000

	$7,495,000	$—	$—	$7,495,000

        The amortized cost and fair value of fixed maturity securities at December 31, 2009 and 2008, by contractual maturity, are shown below:

	December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,495,000	$7,495,000	$7,495,000	$7,495,000

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

8. Fixed Assets

        Fixed assets consist of the following:

		December 31,
	Estimated Useful Life (Years)
		2009	2008
Computer and laboratory equipment	3	$2,416,952	$2,156,195
Furniture and equipment	3	630,855	594,415
Production equipment	7	1,061,186	1,022,987
Construction in progress	—	—	11,606
Leasehold improvements	*	176,497	158,172

		4,285,490	3,943,375
Less—accumulated depreciation		(3,378,865)	(2,870,199)

		$906,625	$1,073,176

*
—Lesser of life of lease or estimated useful life

        Depreciation expense was $508,666, $840,967, and $422,938 for the years ended December 31, 2009, 2008 and 2007, respectively.

        A capital lease is included as a component of furniture and equipment at December 31, 2009 and 2008. Amortization of assets under this capital lease amounting to $29,748, $7,437, and $7,525 is included in depreciation expense for the years ended December 31, 2009, 2008, and 2007 respectively.

9. Accrued Expenses

        Accrued expenses consist of the following for the years ended December 31, 2009 and 2008:

	December 31,
	2009	2008
Professional services	$488,191	$470,857
Customer overpayments	306,251	249,085
Sales taxes	191,601	325,847
Legal settlements	—	3,705,866
Other	309,534	403,650

	$1,295,577	$5,155,305

10. Restructuring Related Activity

        In May 2008, the Company implemented a plan to reduce the size of its direct sales force and to take certain other actions to reduce its operating expenses, largely as a result of a decline in revenues. These actions affected 24 positions, substantially all of which were in sales. The total cost associated with these actions, including severance and benefit costs, was $318,981.

        Effective May 31, 2008, the Chief Operating Officer of the Company entered into a separation agreement with the Company. Under the terms of the separation agreement, he received continuation of his salary, car allowance, and health benefits for nine months following the effectiveness of his

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

10. Restructuring Related Activity (Continued)

resignation, equal to $217,970, which was recorded during the quarter ended March 31, 2008. In addition, he received a lump sum payment equal to three months salary and car allowance totaling $69,810, which the Company recorded during the quarter ended June 30, 2008.

        The following table provides a rollforward of the liability balance for the actions taken, substantially all of which were recorded as sales and marketing expense in the Company's Statement of Operations, the balance of which was paid out in semi-monthly installments through February 28, 2009.

	Years Ended December 31,
	2009	2008
Balance at beginning of period	$48,438	$—
Accrual for severance	—	606,761
Severance payments made	(48,438)	(558,323)

Balance at end of period	$—	$48,438

11. Income Taxes

        The Company's effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2009, 2008, and 2007.

	Years Ended December 31,
	2009	2008	2007
Federal tax provision (benefit) rate	34.0%	34.0%	34.0%
State tax provision, net of federal provision	1.6	2.1	4.6
Permanent items	(20.8)	(19.2)	(1.1)
Federal research and development credits	0.6	0.3	0.5
Valuation allowance	(15.4)	(17.2)	(38.0)

Effective income tax rate	—%	—%	—%

        The Company's deferred tax assets consist of the following:

	December 31,
	2009	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$17,951,109	$16,249,932	$11,797,528
Research and development credit carryforwards	1,129,548	1,056,590	957,221
Alternative minimum tax credit	120,490	120,490	120,490
Accrued expenses	642,692	1,122,066	1,713,220
Stock-based compensation expense	1,557,902	1,595,984	1,595,984
Other	1,111,476	1,046,650	54,123

Total gross deferred tax assets	22,513,217	21,191,712	16,238,566
Valuation allowance	(22,513,217)	(21,191,712)	(16,238,566)

Net deferred tax assets	$—	$—	$—

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

11. Income Taxes (Continued)

        At December 31, 2009, the Company has federal and state net operating loss carryforwards ("NOL") of approximately $54.8 million and $30.7 million, respectively, as well as federal and state tax credits of approximately $693,000 and $662,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $3.8 million and $71,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOL's begin to expire in 2019 and the state NOL's begin to expire in 2010.

        The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating loss. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $22.5 million and $21.2 million has been established at December 31, 2009 and 2008, respectively.

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

        Management performs a two-step evaluation of all tax positions, ensuring that these tax return positions meet the "more-likely than not" recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. These evaluations provide management with a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements certain tax positions that the Company has taken or expects to take on income tax returns.

        Management reviewed the tax position of the Research and Development ("R&D") credit carryforward in 2007 and determined that a $100,000 reserve against the carryforward balance should be made. The R&D credit balance was reduced by this $100,000 reserve, prior to the recording of 2008 and 2009 activity.

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

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

        Future minimum lease payments under noncancelable operating leases as of December 31, 2009 are as follows:

2010	$697,500
2011	727,500
2012	757,500
2013	191,250

Total minimum lease payments	$2,373,750

        Total recorded rent expense was $764,754, $719,568, and $871,819 for the years ended December 31, 2009, 2008, and 2007, respectively. The Company records rent expense on its facility lease on a straight line basis over the term.

  Capital Lease

        In September 2008, the Company entered into a non-cancelable capital lease for copiers located at its corporate headquarters valued at $89,244, expiring in August 2011.

        Future minimum lease payments under the capital lease as of December 31, 2009, are as follows:

2010	$45,600
2011	38,000

Total capital lease payments	$83,600

  Other commitments

        At December 31, 2009, other commitments, comprised of purchase orders, totaled approximately $1.7 million.

  Restricted Time Deposit

        In connection with the Company's facility lease, the Company is required to maintain, for the benefit of the lessor, an irrevocable standby letter of credit stating the lessor as the beneficiary over the term of the lease, which is secured by a certificate of deposit in an amount equal to 102% of the letter of credit as security. The lease expires in March 2013. The certificate of deposit is renewable in 30-day increments. At December 31, 2009 and 2008, the Company has reflected $408,000 as restricted cash associated with this lease on the accompanying balance sheet.

  Legal Matters

        As previously disclosed in the Company's filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008,

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. Plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. The appeal is currently pending.

        The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of the above lawsuit will be favorable for the Company or that it will not be material to its business, results of operations, or financial position. The Company cannot estimate the possible loss, if any, related to this litigation. Accordingly, no accrual has been has been recorded at December 31, 2009.

        As previously disclosed in the Company's filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of the Company's current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to the Company based on conduct similar to that alleged in the putative securities class actions, including that the defendants caused the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiff sought various forms of monetary and non-monetary relief. The parties reached an agreement to resolve the shareholder derivative action, subject to Court approval, and executed a formal stipulation of settlement on December 21, 2009. On February 23, 2010, the Court entered an order approving the parties' settlement and entered a judgment dismissing the case in its entirety, with prejudice. The Company believes the settlement of up to $350,000 for Plaintiff's Counsel's attorneys fees and reimbursement of expenses is covered by the Company's insurance and no payment is required by the Company.

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

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

12. Commitments and Contingencies (Continued)

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

13. Fair Value Measurements

        In accordance with the provisions of the Fair Value Measurements and Disclosures Topic of the Codification , the Company elected to defer implementation of this Codification topic as it related to its non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis until January 1, 2009. Effective for the quarter ended March 31, 2009, the Company implemented this Codification topic for its non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of this Codification topic for the Company's non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact its financial position, results of operations, or cash flows.

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

        The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are

NeuroMetrix, Inc.

Notes to Financial Statements (Continued)

13. Fair Value Measurements (Continued)

unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$22,233,503	$22,233,503	$—	$—

Total	$22,233,503	$22,233,503	$—	$—

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,992,107	$8,992,107	$—	$—

Total	$8,992,107	$8,992,107	$—	$—

14. Retirement Plan

        The Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee's salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2009, 2008, and 2007 the Company made no contributions to the plan.

15. Related Party

        During 2009, the Company paid Red Sky Partners, LLC, or Red Sky, a total of $49,000 for various consulting services. One of the Company's current board members is a partner in Red Sky. The same board member was also the former President and CEO of Cyberkinetics.

16. Subsequent Event

        In order to supplement its access to capital, on March 5, 2010 the Company entered into a one year Loan and Security Agreement, "Credit Facility", with a bank, which permits us to borrow of up to $7.5 million on a revolving basis. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company's cash, accounts receivable, inventory, and equipment. The Company has not borrowed any funds under the Credit Facility.

NeuroMetrix, Inc.

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at End of Period
December 31, 2009
Allowance for Doubtful Accounts	$650,000	$94,683	$—	$(394,683	)(1)	$350,000
Sales Returns Reserve	231,394	—	980,397	(1,047,429	)(1)	164,362
Deferred Tax Asset Valuation Allowance	21,191,712	1,420,233	—	(98,728	)(2)	22,513,217
December 31, 2008
Allowance for Doubtful Accounts	906,000	355,774	—	(611,774	)(1)	650,000
Sales Returns Reserve	165,643	—	1,190,783	(1,125,032	)(1)	231,394
Deferred Tax Asset Valuation Allowance	16,238,566	5,155,327	—	(202,181	)(2)	21,191,712
December 31, 2007
Allowance for Doubtful Accounts	900,000	358,141	—	(352,141	)(1)	906,000
Sales Returns Reserve	162,942	—	1,666,288	(1,663,587	)(1)	165,643
Deferred Tax Asset Valuation Allowance	13,803,416	2,642,021	—	(206,871	)(2)	16,238,566

(1)
Write-offs

(2)
Utilization and expiration of Federal and State Net Operating Loss Carryforwards

S-1