Form 10-Q
period 2010-03-31
NeuroMetrix, Inc.
filed 2010-05-14
CIK 1289850

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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
(Address of principal executive offices, including zip code)

(781) 890-9989
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,038,106 shares of common stock, par value $0.0001 per share, were outstanding as of April 30, 2010.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$20,792,785	$22,937,410
Short-term investments	4,995,000	7,495,000
Accounts receivable, net	3,048,218	3,326,331
Inventories	4,978,525	4,559,607
Prepaid expenses and other current assets	512,664	404,716
Current portion of deferred costs	126,850	132,774

Total current assets	34,454,042	38,855,838
Restricted cash	408,000	408,000
Fixed assets, net	850,975	906,625
Intangible assets, net	262,500	280,000
Deferred costs and other long-term assets	90,761	116,057

Total assets	$36,066,278	$40,566,520

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,389,219	$1,086,946
Accrued compensation	784,217	1,369,257
Accrued expenses	1,374,418	1,295,577
Current portion of deferred revenue	668,405	699,775
Current portion of capital lease obligation	32,710	30,357

Total current liabilities	4,248,969	4,481,912
Deferred revenue, net of current portion	299,277	341,513
Capital lease obligation, net of current portion	24,110	33,224

Total liabilities	4,572,356	4,856,649
Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,038,106 and 22,969,670 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	2,304	2,297
Additional paid-in capital	137,886,466	137,420,711
Accumulated deficit	(106,394,848)	(101,713,137)

Total stockholders' equity	31,493,922	35,709,871

Total liabilities and stockholders' equity	$36,066,278	$40,566,520

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Revenues:
Medical equipment	$580,212	$698,969
Consumables	3,132,514	6,126,609

Total revenues	3,712,726	6,825,578
Cost of revenues	1,334,092	1,940,388

Gross margin	2,378,634	4,885,190
Operating expenses:
Research and development	1,674,481	1,321,762
Sales and marketing	3,271,274	2,520,514
General and administrative	2,134,579	2,332,090

Total operating expenses	7,080,334	6,174,366

Loss from operations	(4,701,700)	(1,289,176)
Interest income	19,989	72,671

Net loss	$(4,681,711)	$(1,216,505)

Per common share data, basic and diluted:
Net loss	$(0.20)	$(0.09)

Weighted average number of common shares outstanding, basic and diluted	23,008,278	13,904,626

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,681,711)	$(1,216,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,118	151,532
Stock-based compensation	307,792	483,351
Changes in operating assets and liabilities:
Accounts receivable	278,113	95,722
Inventories	(418,918)	485,947
Prepaid expenses and other current assets	(107,948)	(205,363)
Accounts payable	302,273	877,439
Legal settlement	—	(3,705,866)
Accrued expenses and compensation	(506,199)	(431,475)
Deferred revenue, deferred costs, and other	(42,386)	(104,628)

Net cash used in operating activities	(4,733,866)	(3,569,846)

Cash flows from investing activities:
Purchases of investments	—	(2,500,000)
Maturities of investments	2,500,000	—
Purchases of fixed assets	(61,968)	(107,979)
Purchase of technological and intellectual property	—	(350,000)

Net cash provided by (used in) investing activities	2,438,032	(2,957,979)

Cash flows from financing activities:
Proceeds from issuance of common stock	157,970	150,113
Payments on capital lease	(6,761)	(5,016)

Net cash provided by financing activities	151,209	145,097

Net decrease in cash and cash equivalents	(2,144,625)	(6,382,728)
Cash and cash equivalents, beginning of period	22,937,410	12,302,284

Cash and cash equivalents, end of period	$20,792,785	$5,919,556

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2010

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

        The Company believes that its current cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2011. The Company is currently facing significant challenges and uncertainties and, as a result, the Company's available capital resources may be consumed more rapidly than currently expected due to (a) changes in estimated future revenues; (b) changes the Company makes to its ongoing operating expenses; (c) future changes in the Company's business strategy; (d) decisions the Company makes regarding the size of its sales force and the magnitude of its sales and marketing programs; (e) research and development spending plans; (f) the outcome of the class action lawsuit that the Company is currently subject to; and (g) other items affecting the Company's forecasted level of expenditures and use of existing cash, cash equivalents, and short-term investments. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, there are no assurances that the Company will be able to secure such financing on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development efforts in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

        The accompanying unaudited balance sheet as of March 31, 2010, unaudited statements of operations for the quarters ended March 31, 2010 and 2009 and the unaudited statements of cash flows for the quarters ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position and operating results. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

1. Business and Basis of Presentation (Continued)

December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 12, 2010 (File No. 001-33351). The accompanying balance sheet as of December 31, 2009 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues

        Medical equipment revenues consist of sales of the NC-stat and ADVANCE Systems, related modules, and revenues from extended service agreements. Revenues associated with the sale of the NC-stat and ADVANCE devices are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

        The revenues from the sale of a NC-stat docking station, as well as the ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and are deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

        Consumables revenues consist of sales of single use nerve specific electrodes, EMG needles, and other accessories. Consumables revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

        The Company's payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. In addition, the Company offers extended payment terms of up to one year for new customers placing large dollar value orders for a combination of medical equipment and consumables. Typically these sales involve installment payments in 12 equal monthly amounts. Revenues are recognized upon shipment provided the selling price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, collection of the resulting receivables is reasonably assured, and product returns are reasonably estimable. In developing parameters for revenue recognition, the Company relied on its historical experience for similar arrangements. During the quarter ended March 31, 2010, the Company recognized gross revenue of $836,000 on sales with extended payment terms. As of March 31, 2010, accounts receivable, net included $1.0 million of amounts under extended payment terms.

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

March 31, 2010

1. Business and Basis of Presentation (Continued)

Use of Estimates

        The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

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

        In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on the Company's financial statements.

2. Comprehensive Loss

        For the quarters ended March 31, 2010 and 2009, the Company had no components of other comprehensive income or loss other than net loss.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

3. Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding convertible instruments such as warrants and options. Because the Company has reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2010	2009
Options	3,274,013	2,697,886
Warrants	8,375,694	—

Total	11,649,707	2,697,886

4. Inventories

        Inventories consist of the following:

	March 31, 2010	December 31, 2009
Purchased components	$1,350,720	$1,346,267
Finished goods	3,627,805	3,213,340

	$4,978,525	$4,559,607

5. Intangible Assets

        In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company is amortizing these intangible assets using the straight-line method over their economic lives, which is estimated to be five years. Research and development expenses for the quarters ended March 31, 2010 and 2009 each included amortization of this technological and intellectual property of $17,500. Accumulated amortization on these intangible assets at March 31, 2010 was $87,500.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

5. Intangible Assets (Continued)

        The estimated future amortization expense for intangible assets as of March 31, 2010 is as follows:

Estimated Amortization Expense
2010 (remaining nine months)	$52,500
2011	70,000
2012	70,000
2013	70,000

$262,500

6. Accrued Expenses

        Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Professional services	$432,815	$488,191
Customer overpayments	438,321	306,251
Sales taxes	115,642	191,601
Other	387,640	309,534

	$1,374,418	$1,295,577

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

        The following is a rollforward of the Company's accrued warranty liability for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
	2010	2009
Balance at beginning of period	$48,355	$136,170
Accrual for warranties	1,214	2,564
Settlements made	(1,992)	(75,853)

Balance at end of period	$47,577	$62,881

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

7. Commitments and Contingencies

Operating Lease

        The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period April 2010 through March 2013 ranges from $705,000 to $765,000 on an annualized basis.

        Future minimum lease payments under noncancelable operating leases as of March 31, 2010 are as follows:

2010 (remaining nine months)	$528,750
2011	727,500
2012	757,500
2013	191,250

Total minimum lease payments	$2,205,000

8. Fair Value Measurements

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

		Fair Value Measurements at March 31, 2010 Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,406,230	$20,406,230	$—	$—

Total	$20,406,230	$20,406,230	$—	$—

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

8. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$22,233,503	$22,233,503	$—	$—

Total	$22,233,503	$22,233,503	$—	$—

9. Legal Matters

        As previously disclosed in the Company's filings with the SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, the defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. The appeal is currently pending.

        The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of the above lawsuit will be favorable for the Company or that it will not be material to its business, results of operations, or financial position. However, the Company does not believe that a loss is probable related to this litigation. Accordingly, no accrual has been recorded relating to this matter at March 31, 2010.

        As previously disclosed in the Company's filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of the Company's current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to the Company based on conduct similar to that alleged in the putative securities class actions, including that the defendants caused the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiff sought various forms of monetary and non-monetary relief. The parties reached an agreement to resolve the shareholder derivative action, subject to Court approval, and executed a formal stipulation of settlement on December 21, 2009. On February 23, 2010, the Court entered an order approving the parties' settlement and entered a judgment dismissing the case in its entirety, with prejudice. In

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

March 31, 2010

9. Legal Matters (Continued)

conjunction with the settlement, the Company's insurance carrier paid directly to third parties $350,000 for the plaintiff's counsel's attorneys fees and reimbursement of expenses. No payment was required by the Company.

10. Credit Facility

        On March 5, 2010, the Company entered into a Loan and Security Agreement, or the Credit Facility, with Comerica Bank, which permits it to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company's cash, accounts receivable, inventory, and equipment. The Company had not borrowed any funds under the Credit Facility as of March 31, 2010 and is in compliance with the financial covenant of the Credit Facility.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward looking statements, please refer to the below section of this Quarterly Report on Form 10-Q titled "Cautionary Note Regarding Forward-Looking Statements." Unless the content otherwise requires, all references to "we", "us", the "Company", or "NeuroMetrix" in this Quarterly Report on Form 10-Q refer to NeuroMetrix, Inc.

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

        We have two medical devices cleared by the United States Food and Drug Administration, or FDA, which are used for the assessment of neuropathies. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. It has been sold historically to a broad group of physicians since its initial market launch in May 1999. We are presently focusing our sales efforts for our NC-stat System on primary care physicians and clinics. Our NC-stat System is comprised of: (1) single use nerve-specific electrodes, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. We are presently focusing our sales efforts for our ADVANCE System on specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our servers for data archiving, report generation, and other network services. Our neurodiagnostic equipment is used in approximately 4,300 physicians' offices, clinics, and hospitals. Approximately 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

        We are continuing our efforts to bring clarity to physician reimbursement for medically appropriate nerve conduction testing. We believe that consistent and adequate physician reimbursement for nerve conduction studies performed using our neurodiagnostic devices is essential to our efforts to build our U.S. business and thereby deliver the significant clinical benefits of this technology to patients. A significant, positive step was taken on reimbursement in the fourth quarter of 2009 when the CMS published a new Category I CPT code (95905), or CPT code 95905, in the 2010 Physician's Fee Schedule for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. Therefore, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because we believe the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Unlike pre-existing Medicare nerve conduction study codes, but similar to many other diagnostic procedures, CPT code 95905 is billed per limb tested as opposed to per nerve. Although practice patterns will vary, we believe that fewer units of CPT code 95905 will generally be billed per patient than under the pre-existing nerve conduction study codes. Lower physician reimbursement under CPT code 95905 could affect testing patterns and, in the near term, has and, we expect, will continue to put downward pressure on our revenues and margins. It is difficult to predict adoption and utilization of this new CPT code in the near term as there are many factors in play. Over time, however, we anticipate the new CPT code may have a positive influence on reimbursement by commercial insurers. We believe that ultimately the effect of the CPT code on revenues will be positive and will allow us to increase revenues over time. In the meantime, we anticipate an ongoing period of readjustment that could span several quarters or perhaps longer.

        In our product pipeline, "Vantage" is targeted for commercial launch in late 2010 following the achievement of certain development and regulatory milestones. Vantage is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features.

        "ASCEND", another device under development is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as Carpal Tunnel Syndrome, or CTS. Commercial launch of ASCEND is also targeted for late 2010 pending the achievement of certain development and regulatory milestones.

        Within our pipeline of pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. We plan to advance the compound through a Phase 1 clinical trial and then evaluate strategic options. We are presently performing the pre-clinical work required to file an investigational new drug application with the FDA.

        "Andara" is our implantable stimulator for spinal nerve repair. The FDA recently provided greater clarity on the clinical requirements for approval of this product. Our next step would be to design and conduct a clinical trial targeting the same safety and efficacy endpoints as the original study but with a larger sample size. However, this project is currently on hold as we focus our resources on our other pipeline products.

Significant Recent Developments

        In order to supplement our access to capital, on March 5, 2010, we entered into a Credit Facility with Comerica Bank, which permits us to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. We have not borrowed any funds under the Credit Facility.

Overall Outlook

        We believe that today's health care environment is best characterized by uncertainty. Our customers face a range of issues including changes in reimbursement, decreased patient visits, and uncertainty arising from national health care reform. These factors have resulted in downward pressure on our revenues and margins. However, an improving reimbursement environment related to our products suggests that after a period of readjustment, we have an opportunity to reinvigorate the business and expand our installed base of customers. We believe that the steps we are taking will position us to work through the near term challenges as we rebuild demand and return to growth.

Results of Operations

Comparison of Quarters Ended March 31, 2010 and 2009

Revenues

        The following table presents a historical view of our active customers and studies performed:

		Year Ended December 31, 2009
	Quarter Ended March 31, 2010	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Installed base (active testing accounts)	4,309	4,493	4,660	4,848	5,026
Patient studies	36,529	35,649	39,143	42,764	43,735

        The following table summarizes our revenues from medical equipment and consumables:

	Quarters Ended March 31,
	2010	2009
	($ in thousands)
Revenues:
Medical equipment	$580.2	$699.0
Consumables	3,132.5	6,126.6

Total revenues	$3,712.7	$6,825.6

        First quarter revenue in 2010 reflected change and uncertainty associated with the introduction of CPT code 95905. This new CPT code addresses nerve conduction studies performed with pre-configured electrode arrays such as those used with the NC-stat device. The new code both defines nerve test procedures and assigns values on a different basis than pre-existing codes. The net result is lower physician reimbursement per nerve study. However, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Medical equipment revenues, consisting of sales of the NC-stat and ADVANCE devices, related modules, and revenues from extended service agreements, were $580,200 and $699,000 for the quarters ended March 31, 2010 and 2009, respectively, a decrease of $118,800, or 17.0%. This decrease reflects lower average selling price, or ASP, on system shipments in the first quarter of 2010 compared to the first quarter of 2009. We shipped 74 NC-stat and ADVANCE devices, net, to new customers during the first quarter of 2010 at an ASP of $2,800. This was in comparison with 73 devices, net, shipped to new customers at an ASP of $4,400 in the first quarter of 2009.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $3.1 million and $6.1 million for the quarters ended March 31, 2010 and 2009, respectively, a decrease of $3.0 million, or 48.9%. Three primary factors contributed to the decline between the first quarter of 2009 and the first quarter of 2010: our installed base contracted by 14.3%; patient studies contracted by 16.5%; and our electrode ASP declined by 22.7% to $27.46 in the first quarter of 2010 versus $35.50 in the first quarter of 2009. Additionally, electrode shipments in the fourth quarter of 2009 were 29% higher than customer electrode consumption in that period. In comparison, electrode shipments in the fourth quarter of 2008 were 11% higher than customer electrode consumption in that period.

Cost of Revenues and Gross Margin

        The following table summarizes our cost of revenues and gross margin:

	Quarters Ended March 31,
	2010	2009	Change	% Change
		(in thousands)
Cost of revenues	$1,334.1	$1,940.4	$(606.3)	(31.2)

Gross margin	$2,378.6	$4,885.2	$(2,506.6)	(51.3)

        Our cost of revenues was $1.3 million, or 35.9% of revenues, for the quarter ended March 31, 2010, compared to $1.9 million, or 28.4% of revenues for the same period in 2009. The decrease of $606,000 in cost of revenues was due to lower shipment volume. Our gross margin percentage of 64.1% of revenues for the quarter ended March 31, 2010 decreased from 71.6% of revenues for the same period in 2009. The lower gross margin percentage in the first quarter of 2010 resulted primarily from a 22.7% decline in electrode ASP compared with the first quarter of 2009.

Operating Expenses

        The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2010	2009	Change	% Change
		(in thousands)
Operating expenses:
Research and development	$1,674.5	$1,321.8	$352.7	26.7%
Sales and marketing	3,271.2	2,520.5	750.7	29.8
General and administrative	2,134.6	2,332.1	(197.5)	(8.5)

Total operating expenses	$7,080.3	$6,174.4	$905.9	14.7

Research and Development

        Research and development expenses for the quarters ended March 31, 2010 and 2009 were $1.7 million and $1.3 million, respectively. The comparative results included an $188,000 increase in personnel related costs, a $163,000 license maintenance fee in the first quarter of 2010, and a $126,000 increase in consulting and outside services, partially offset by an $84,000 decrease in stock-based compensation. The main focus of our research and development efforts thus far in 2010 have been on two devices: Vantage and ASCEND. Vantage is designed to facilitate nerve conduction studies by primary care physicians and other non-specialists. It will be compatible with our current pre-configured electrodes and will include additional productivity enhancing features. ASCEND is a new device that is under development and is designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as CTS.

        We expect our research and development expenses to remain flat with the first quarter during the remainder of 2010, as we work to complete the development of our new products Vantage and ASCEND. Both Vantage and ASCEND are targeted for commercial launch in late 2010, subject to receipt of regulatory clearance. Within our pharmacologic compounds for neural conduction enhancement, we are reviewing our lead compound, NM101, for use in chronic spinal cord injury. We are also developing several clinical studies related to the use of pre-configured electrode arrays, which we expect to launch this year.

Sales and Marketing

        Sales and marketing expenses increased $750,700 to $3.3 million for the quarter ended March 31, 2010 from $2.5 million for the quarter ended March 31, 2009. The increase included $604,000 for sales staffing and related costs, and $135,000 for recruiting costs.

        Subsequent to the end of the first quarter of 2010, we announced our decision to merge our Physician Office and NeuroInterventional sales forces in order to more efficiently cover U.S. geography without overlap, as well as to improve overall productivity. We will also continue to build the clinical educator team and to further develop international sales channels. In addition, we plan to provide marketing support relating to the commercial launches of Vantage and ASCEND, both of which we are targeting for late 2010. We expect our sales and marketing expenses to decrease slightly over the remainder of 2010.

General and Administrative

        General and administrative expenses decreased $197,500 to $2.1 million for the quarter ended March 31, 2010 from $2.3 million for the quarter ended March 31, 2009. This decrease reflected $184,000 in reduced legal fees and a decrease in bad debt expense of $171,000, partially offset by increases of $119,000 in taxes, licenses, and fees, and $70,000 in accounting and audit fees.

        We expect our general and administrative expenses to decrease slightly over the remainder of 2010.

Interest Income

        Interest income was $20,000 and $72,700 for the quarters ended March 31, 2010 and 2009, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended March 31, 2010, as compared to the same period a year ago reflects lower rates of return on investment balances and a shift to lower yielding money market funds from certificates of deposit.

Liquidity and Capital Resources

        On March 5, 2010, we entered into a Credit Facility with Comerica Bank, which permits us to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. We have not borrowed any funds under the Credit Facility.

        On April 14, 2010, our equity shelf registration statement in the amount of $50 million was declared effective by the SEC. This registration allows us to issue equity securities during a three year period using a streamlined process. We believe that this improves our ability to access equity capital.

        Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of March 31, 2010, these totaled $25.8 million. The weighted average maturity of our short-term investments was 89 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. However, there is no assurance we will be successful in increasing our revenue. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations.

        The following table sets forth information relating to our liquidity:

	March 31, 2010	December 31, 2009	Change	% Change
	($ in thousands)
Cash and cash equivalents	$20,792.8	$22,937.4	$(2,144.6)	(9.3)%
Short-term held-to-maturity investments	4,995.0	7,495.0	(2,500.0)	(33.4)

Total cash, cash equivalents, and short-term held-to-maturity investments	$25,787.8	$30,432.4	$(4,644.6)	(15.3)

        During the first quarter of 2010, our cash, cash equivalents, and short-term investments decreased by $4.6 million, primarily due to net cash used in operating activities of $4.7 million.

        In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended March 31, 2010 and 2009, and the year ended December 31, 2009:

	Quarter Ended March 31,
			Year Ended December 31, 2009
	2010	2009
Days sales outstanding (days)*	75	45	44
Inventory turnover rate (times per year)	1.1	1.4	1.5

*
Accounts with traditional payment terms.

        Our payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. At March 31, 2010, we experienced an increase in DSO to 75 days from 44 days at December 31, 2009. The increase in DSO in the first quarter of 2010 partially reflected changes in the physician reimbursement environment, as well as certain delays in follow-up on aging accounts receivable. This situation has become more stable since the end of the first quarter of 2010 and we are taking steps to improve account collection.

        In addition to receivables with traditional payment terms, we currently offer extended payment terms on initial, high value purchases by new customers. Typically these sales involve installment payments in twelve equal monthly amounts. As of March 31, 2010, there were net accounts receivable of $1.0 million with extended payment terms, which are excluded from the traditional DSO calculation. As of December 31, 2009, there were $442,000 of such net accounts receivable.

        Our inventory turnover rate for the quarter ended March 31, 2010 was 1.1 times per year, compared with 1.5 times per year for the year ended December 31, 2009. The decrease in the inventory turnover rate for the quarter ended March 31, 2010 reflected increased inventory balances due to a decline in consumables sales in the quarter. We are taking steps to reduce inventory purchases in order to better match our operating needs.

        The following sets forth information relating to the sources and uses of our cash:

	Quarter Ended March 31,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(4,733.9)	$(3,569.8)
Net cash provided by (used in) investing activities	2,438.0	(2,958.0)
Net cash provided by financing activities	151.2	145.1

        Our operating activities used $4.7 million in the quarter ended March 31, 2010. This use of cash resulted largely from the net loss for the quarter of $4.7 million. For the quarter ended March 31, 2009, our operating activities used $3.6 million, which included legal settlement payments totaling $3.7 million.

        Our investing activities provided $2.4 million in the quarter ended March 31, 2010. This source of cash resulted primarily from $2.5 million provided by the maturities of investments. For the quarter ended March 31, 2009, our investing activities used $3.0 million. This use of cash included $2.5 million to purchase investments, $350,000 to acquire intellectual property assets, and $108,000 paid to acquire fixed assets.

        Our financing activities provided $151,000 and $145,000 in the quarters ended March 31, 2010 and 2009, respectively, primarily from proceeds from the issuance of our common stock.

        We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2011. During the remainder of 2010, we expect to continue to hold our cash in money market funds and certificates of deposit.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

        As of March 31, 2010, we did not have any off-balance sheet financing arrangements.

        On March 5, 2010, we entered into a Credit Facility with Comerica Bank, which permits us to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. We have not borrowed any funds under the Credit Facility as of March 31, 2010 and we are in compliance with the financial covenant of the Credit Facility.

        See notes 7 and 9 of the notes to unaudited financial statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

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

        In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements" ("ASU 2010-06"). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the roll forward of Level 3 activity; those disclosures are effective for interim and annual periods beginning after December 15, 2010. The adoption of ASU 2010-06 had no current impact and is expected to have no subsequent impact on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

        The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses for the remainder of 2010 and beyond; our beliefs that the assignment of CPT code 95905 is essential to build our U.S. business, may streamline Medicare reimbursement for studies performed using our NC-Stat System, reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists and will over time positively influence reimbursement patterns by commercial insurers; our expectations regarding how physician reimbursement under CPT code 95905 could affect testing patterns and, in the short term, result in downward pressure on our revenues and margins, but in the longer term have a positive impact on our revenues; our beliefs that the new health care environment has resulted in significant uncertainty for customers and how this uncertainty will impact our business; our beliefs regarding potential liability or losses resulting from litigation; our expectations regarding the targeted timelines for commercial launch of Vantage and ASCEND, subject to receipt of regulatory clearance; our plans regarding our lead compound, NM101; our liquidity and our expectations regarding our needs for and ability to raise additional capital; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K as supplemented by the risk factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and factors described in our other public filings and in this report, as well as other factors that will be discussed in future reports filed with or furnished to the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4T.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in Internal Controls.    There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Please see Note 9 "Legal Matters" of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Our loan and security agreement with Comerica Bank, or our Comerica credit facility, contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the Comerica credit facility, we may be required to repay any indebtedness thereunder, which may have an adverse effect on our liquidity.

        Although we have not borrowed any funds under the Comerica credit facility as of the filing date of this quarterly report on Form 10-Q, provisions in the Comerica credit facility impose restrictions on our ability to, among other things:

  •
  incur additional indebtedness;

  •
  create liens;

  •
  replace certain of our executive officers;

  •
  enter into transactions with affiliates;

  •
  transfer assets;

  •
  pay dividends or make distributions on, or repurchase, NeuroMetrix stock; and

  •
  merge or consolidate.

        In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The Comerica credit facility also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the Comerica credit facility. In addition to preventing additional borrowings under the Comerica credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Comerica credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    [Reserved.]

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

NEUROMETRIX, INC.
Date: May 14, 2010	/s/ SHAI N. GOZANI, M.D., PH. D. Shai N. Gozani, M.D., Ph. D. Chairman, President and Chief Executive Officer
Date: May 14, 2010	/s/ THOMAS T. HIGGINS Thomas T. Higgins Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan and Security Agreement between the Registrant and Comerica Bank, dated March 5, 2010. Filed herewith.
10.2	Letter Agreement between the Registrant and Krishnamurthy Balachandran, dated February 16, 2010. Filed herewith.
10.3	Indemnification Agreement between the Registrant and Krishnamurthy Balachandran, dated April 19, 2010. Filed herewith.
10.4	Form of Restricted Stock Agreement for use with the Registrant's Third Amended and Restated 2004 Stock Option and Incentive Plan, as amended from time to time. Filed herewith.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.