Form 10-Q
period 2010-06-30
NeuroMetrix, Inc.
filed 2010-08-10
CIK 1289850

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,098,331 shares of common stock, par value $0.0001 per share, were outstanding as of July 30, 2010.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2010

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$19,080,117	$22,937,410
Short-term investments	2,500,000	7,495,000
Accounts receivable, net	2,758,344	3,326,331
Inventories	4,891,262	4,559,607
Prepaid expenses and other current assets	427,625	404,716
Current portion of deferred costs	110,355	132,774

Total current assets	29,767,703	38,855,838
Restricted cash	408,000	408,000
Fixed assets, net	778,657	906,625
Intangible assets, net	245,000	280,000
Deferred costs and other long-term assets	71,144	116,057

Total assets	$31,270,504	$40,566,520

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$721,886	$1,086,946
Accrued compensation	1,058,192	1,369,257
Accrued expenses	1,417,362	1,295,577
Current portion of deferred revenue	581,137	699,775
Current portion of capital lease obligation	35,245	30,357

Total current liabilities	3,813,822	4,481,912
Deferred revenue, net of current portion	253,123	341,513
Capital lease obligation, net of current portion	14,289	33,224

Total liabilities	4,081,234	4,856,649

Commitments and contingencies (Notes 7 and 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,098,331 and 22,969,670 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	2,310	2,297
Additional paid-in capital	138,183,197	137,420,711
Accumulated deficit	(110,996,237)	(101,713,137)

Total stockholders' equity	27,189,270	35,709,871

Total liabilities and stockholders' equity	$31,270,504	$40,566,520

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Medical equipment	$512,108	$704,803	$1,053,034	$1,403,772
Consumables	3,340,368	6,055,616	6,365,835	12,182,225

Total revenues	3,852,476	6,760,419	7,418,869	13,585,997
Cost of revenues	1,405,348	1,934,920	2,701,362	3,875,308

Gross margin	2,447,128	4,825,499	4,717,507	9,710,689
Operating expenses:
Research and development	1,658,050	1,408,674	3,332,531	2,730,436
Sales and marketing	3,143,484	2,921,094	6,383,821	5,441,608
General and administrative	2,176,074	2,360,143	4,315,653	4,692,233

Total operating expenses	6,977,608	6,689,911	14,032,005	12,864,277

Loss from operations	(4,530,480)	(1,864,412)	(9,314,498)	(3,153,588)
Interest income	11,409	63,646	31,398	136,317

Net loss	$(4,519,071)	$(1,800,766)	$(9,283,100)	$(3,017,271)

Per common share data, basic and diluted:
Net loss	$(0.20)	$(0.13)	$(0.40)	$(0.22)

Weighted average number of common shares outstanding, basic and diluted	23,038,106	13,948,138	23,023,275	13,926,502

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,283,100)	$(3,017,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271,366	301,517
Stock-based compensation	604,529	1,070,263
Changes in operating assets and liabilities:
Accounts receivable	567,987	190,920
Inventories	(331,655)	549,975
Prepaid expenses and other current assets	(22,909)	(61,116)
Accounts payable	(365,060)	1,114,330
Legal settlement	—	(3,705,866)
Accrued expenses and compensation	(189,280)	(396,565)
Deferred revenue, deferred costs, and other	(139,696)	(105,743)

Net cash used in operating activities	(8,887,818)	(4,059,556)

Cash flows from investing activities:
Purchases of investments	—	(4,995,000)
Maturities of investments	4,995,000	2,500,000
Purchases of fixed assets	(108,398)	(167,015)
Purchase of technological and intellectual property	—	(350,000)

Net cash provided by (used in) investing activities	4,886,602	(3,012,015)

Cash flows from financing activities:
Proceeds from issuance of common stock	157,970	245,157
Payments on capital lease	(14,047)	(10,421)

Net cash provided by financing activities	143,923	234,736

Net decrease in cash and cash equivalents	(3,857,293)	(6,836,835)
Cash and cash equivalents, beginning of period	22,937,410	12,302,284

Cash and cash equivalents, end of period	$19,080,117	$5,465,449

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2010

1. Business and Basis of Presentation

Business

        NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a science-based health care company transforming patient care through neurotechnology. To date the Company's focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. The Company markets systems for the performance of nerve conduction studies and needle electromyography procedures. The Company's product pipeline includes a rapid, low cost, point-of-care test for diabetic peripheral neuropathy, a nerve localization system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies, and devices and pharmaceutical agents to treat peripheral nerve and spinal cord injuries.

        The Company believes that its current cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements through 2011. The Company is currently facing significant challenges and uncertainties and, as a result, the Company's available capital resources may be consumed more rapidly than currently expected due to (a) changes in future revenues; (b) changes the Company makes to its ongoing operating expenses; (c) planned changes in the Company's business strategy; (d) regulatory developments affecting the Company and its products; (e) decisions the Company makes regarding the size of its sales force and the magnitude of its sales and marketing programs; (f) changes the Company makes to research and development spending plans; (g) the outcome of the class action lawsuit against the Company; and (h) other items affecting the Company's forecasted level of expenditures and use of cash resources. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, the Company may not be able to secure such financing on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development efforts in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

        The accompanying unaudited balance sheet as of June 30, 2010, unaudited statements of operations for the quarters and six months ended June 30, 2010 and 2009 and the unaudited statements of cash flows for the six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company's financial position and operating results. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

1. Business and Basis of Presentation (Continued)

that may be expected for the year ending December 31, 2010 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2009 included in the Company's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 12, 2010 (File No. 001-33351). The accompanying balance sheet as of December 31, 2009 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Financial Statements for the Quarter Ended March 31, 2010

        During the second quarter of 2010, the Company identified fraudulent sales transactions involving two sales representatives, resulting in a $146,333 overstatement of revenues for the quarter ended March 31, 2010. The Company believes that these sales transactions, individually and in the aggregate, are not material to the financial results as reported in previously issued interim financial statements for the quarter ended March 31, 2010. As of and for the quarter ended March 31, 2010, these sales transactions affected the financial statements as follows: an overstatement of revenues of $146,333; an overstatement of the associated cost of revenue and sales commissions of $38,078 and $30,937, respectively; an overstatement of accounts receivable of $158,239, which includes an overstatement of sales tax payable of $11,905; an understatement of inventory of $31,673, net of inventory losses of $6,405; and an understatement of other current assets of $32,343 related to an insurance receivable for the associated loss claim less a $5,000 deductible. The balance sheet and statement of operations as of and for the quarter ended March 31, 2010 are presented below as originally reported and after adjustment for the amounts described above. There was no impact to total net cash used in operating activities within the statement of cash flows for the quarter ended March 31, 2010.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

1. Business and Basis of Presentation (Continued)

NeuroMetrix, Inc.
Balance Sheet
As of March 31, 2010
(Unaudited)

	As Previously Reported	Adjustments	As Adjusted
Assets
Cash and cash equivalents	$20,792,785	$—	$20,792,785
Short-term investments	4,995,000	—	4,995,000
Accounts receivable, net	3,048,218	(158,239)	2,889,979
Inventories	4,978,525	31,673	5,010,198
Prepaid expenses and other current assets	512,664	32,343	545,007
Current portion of deferred costs	126,850	—	126,850

Total current assets	34,454,042	(94,223)	34,359,819
Restricted cash	408,000	—	408,000
Fixed assets, net	850,975	—	850,975
Intangible assets, net	262,500	—	262,500
Deferred costs and other long-term assets	90,761	—	90,761

Total assets	$36,066,278	$(94,223)	$35,972,055

Liabilities and Stockholders' Equity
Accounts payable	$1,389,219	$—	$1,389,219
Accrued compensation	784,217	—	784,217
Accrued expenses	1,374,418	(11,905)	1,362,513
Current portion of deferred revenue	668,405	—	668,405
Current portion of capital lease obligation	32,710	—	32,710

Total current liabilities	4,248,969	(11,905)	4,237,064
Deferred revenue, net of current portion	299,277	—	299,277
Capital lease obligation, net of current portion	24,110	—	24,110

Total liabilities	4,572,356	(11,905)	4,560,451
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,038,106 shares issued and outstanding at March 31, 2010	2,304	—	2,304
Additional paid-in capital	137,886,466	—	137,886,466
Accumulated deficit	(106,394,848)	(82,318)	(106,477,166)

Total stockholders' equity	31,493,922	(82,318)	31,411,604

Total liabilities and stockholders' equity	$36,066,278	$(94,223)	$35,972,055

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

1. Business and Basis of Presentation (Continued)

NeuroMetrix, Inc.
Statement of Operations
For the Quarter Ended March 31, 2010
(Unaudited)

	As Previously Reported	Adjustments	As Adjusted
Revenues:
Medical equipment	$580,212	$(39,286)	$540,926
Consumables	3,132,514	(107,047)	3,025,467

Total revenues	3,712,726	(146,333)	3,566,393
Cost of revenues	1,334,092	(38,078)	1,296,014

Gross margin	2,378,634	(108,255)	2,270,379
Operating expenses:
Research and development	1,674,481	—	1,674,481
Sales and marketing	3,271,274	(30,937)	3,240,337
General and administrative	2,134,579	5,000	2,139,579

Total operating expenses	7,080,334	(25,937)	7,054,397

Loss from operations	(4,701,700)	(82,318)	(4,784,018)
Interest income	19,989	—	19,989

Net loss	$(4,681,711)	$(82,318)	$(4,764,029)

Per common share data, basic and diluted:
Net loss	$(0.20)	$(0.01)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	23,008,278	—	23,008,278

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

        The revenues from the sale of an NC-stat docking station, as well as the ADVANCE communication hub together with access to NeuroMetrix information systems, are considered one unit of accounting and are deferred and recognized on a straight line basis over the estimated period of time the Company provides the service associated with the information systems, of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

1. Business and Basis of Presentation (Continued)

        Consumables revenues consist of sales of single use nerve specific electrodes, EMG needles, and other accessories. Consumables revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

        The Company's payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. In addition, the Company offers extended payment terms of up to one year for new customers placing large dollar value orders for a combination of medical equipment and consumables. Typically these sales involve installment payments in 12 equal monthly amounts. Revenues are recognized upon shipment provided the selling price is fixed or determinable, persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, collection of the resulting receivables is reasonably assured, and product returns are reasonably estimable. In developing parameters for revenue recognition, the Company relied on its historical experience for similar arrangements. During the quarter ended June 30, 2010, the Company recognized gross revenue of $515,000 on sales with extended payment terms. During the six months ended June 30, 2010, the Company recognized gross revenue of $1.2 million on sales with extended payment terms. As of June 30, 2010, accounts receivable, net, included $1.3 million of amounts under extended payment terms.

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

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

1. Business and Basis of Presentation (Continued)

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

2. Comprehensive Loss

        For the quarters and six months ended June 30, 2010 and 2009, the Company had no components of other comprehensive income or loss other than net loss.

3. Net Loss Per Common Share

        Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding instruments such as options, warrants, and restricted stock. Because the Company has reported a net loss attributable to common stockholders for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

3. Net Loss Per Common Share (Continued)

following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options	3,538,877	3,069,538	3,407,177	2,893,237
Warrants	8,375,694	—	8,375,694	—
Restricted stock	59,563	—	29,946	—

Total	11,974,134	3,069,538	11,812,817	2,893,237

4. Inventories

        Inventories consist of the following:

	June 30, 2010	December 31, 2009
Purchased components	$1,356,206	$1,346,267
Finished goods	3,535,056	3,213,340

	$4,891,262	$4,559,607

5. Intangible Assets

        In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company is amortizing these intangible assets using the straight-line method over their economic lives, which is estimated to be five years. Research and development expenses for the quarters ended June 30, 2010 and 2009 each included amortization of this technological and intellectual property of $17,500. Research and development expenses for the six months ended June 30, 2010 and 2009 each included $35,000 of such amortization. Accumulated amortization on these intangible assets at June 30, 2010 was $105,000.

        The estimated future amortization expense for intangible assets as of June 30, 2010 is as follows:

Estimated Amortization Expense
2010 (remaining six months)	$35,000
2011	70,000
2012	70,000
2013	70,000

$245,000

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

6. Accrued Expenses

        Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Professional services	$469,643	$488,191
Customer overpayments	514,325	306,251
License fee	125,000	—
Sales taxes	80,147	191,601
Other	228,247	309,534

	$1,417,362	$1,295,577

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

        The following is a rollforward of the Company's accrued warranty liability for the quarters and six months ended June 30, 2010 and 2009:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$47,577	$62,881	$48,355	$136,170
Accrual for warranties	1,357	2,198	2,571	4,762
Settlements made	(1,348)	(10,574)	(3,340)	(86,427)

Balance at end of period	$47,586	$54,505	$47,586	$54,505

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

7. Commitments and Contingencies

Operating Lease

        The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period April 2010 through March 2013 ranges from $705,000 to $765,000 on an annualized basis.

        Future minimum lease payments under noncancelable operating leases as of June 30, 2010 are as follows:

2010 (remaining six months)	$352,500
2011	727,500
2012	757,500
2013	191,250

Total minimum lease payments	$2,028,750

8. Fair Value Measurements

        The following tables present information about the Company's assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

		Fair Value Measurements at June 30, 2010 Using
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$14,723,927	$14,723,927	$—	$—

Total	$14,723,927	$14,723,927	$—	$—

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

8. Fair Value Measurements (Continued)

		Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$22,223,503	$22,223,503	$—	$—

Total	$22,223,503	$22,223,503	$—	$—

9. Legal Matters

        As previously disclosed in the Company's filings with the SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, the defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. The appeal is currently pending and oral arguments on the appeal have recently been scheduled for mid-September 2010.

        The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of the above lawsuit will be favorable for the Company or that it will not be material to its business, results of operations, or financial position. However, the Company does not believe that a loss is probable related to this litigation. Accordingly, no accrual has been recorded relating to this matter at June 30, 2010.

        As previously disclosed in the Company's filings with the SEC, on April 22, 2008, a shareholder derivative action was filed in the United States District Court for the District of Massachusetts against a number of the Company's current and former directors and officers. On December 10, 2008, a verified amended shareholder derivative complaint was filed, alleging, among other things, that, between August 2004 and the date the action was filed, the defendants breached various fiduciary duties to the Company based on conduct similar to that alleged in the putative securities class actions, including that the defendants caused the Company to make false and misleading statements, to fail to disclose material information to the public and to engage in improper business practices. The plaintiff sought various forms of monetary and non-monetary relief. The parties reached an agreement to resolve the shareholder derivative action, subject to Court approval, and executed a formal stipulation of settlement on December 21, 2009. On February 23, 2010, the Court entered an order approving the

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements (Continued)

June 30, 2010

9. Legal Matters (Continued)

parties' settlement and entered a judgment dismissing the case in its entirety, with prejudice. In conjunction with the settlement, the Company's insurance carrier paid directly to third parties $350,000 for the plaintiff's counsel's attorneys fees and reimbursement of expenses. No payment was required by the Company.

10. Credit Facility

        On March 5, 2010, the Company entered into a Loan and Security Agreement, or the Credit Facility, with Comerica Bank, which permits it to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company's cash, accounts receivable, inventory, and equipment. The Company had not borrowed any funds under the Credit Facility as of June 30, 2010 and is in compliance with the financial covenant of the Credit Facility.

11. Subsequent Event

        Subsequent to the end of the second quarter of 2010, the Company implemented a reduction in force that resulted in the elimination of approximately 25 positions, representing 25% of its workforce, as well as other cost savings initiatives. During the third quarter of 2010, the Company expects to record a charge of $0.3 million in connection with this matter, primarily related to severance expenses.

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

Overview

        NeuroMetrix was founded in June 1996. NeuroMetrix is a science-based health care company transforming patient care through neurotechnology. To date our focus has been primarily on the assessment of neuropathies. Neuropathies affect the peripheral nerves and parts of the spine and are frequently caused by or associated with carpal tunnel syndrome, diabetes, sciatica, and other clinical disorders. We market systems for the performance of nerve conduction studies and needle electromyography procedures. Our product pipeline includes a rapid, low cost, point-of-care test for diabetic peripheral neuropathy, a nerve localization system designed to deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies, and devices and pharmaceutical agents to treat peripheral nerve and spinal cord injuries.

        We currently market and sell two medical devices cleared by the United States Food and Drug Administration, or FDA, which are used for the assessment of neuropathies. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. It has been sold historically to a broad group of physicians since its initial market launch in May 1999. We are presently focusing our sales efforts for our NC-stat System on primary care physicians and clinics. Our NC-stat System is comprised of: (1) single use nerve-specific electrodes, (2) the NC-stat device and related components, and (3) the NC-stat docking station, an optional device that enables the physician's office to transmit data to our onCall Information System. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. We are presently focusing our sales efforts for our ADVANCE System on specialist physicians with peripheral nerve expertise, including neurologists, physical medicine and rehabilitation physicians, neurosurgeons, orthopedic and hand surgeons, and pain medicine physicians. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to our servers for data archiving, report generation, and other network services. Our neurodiagnostic equipment is used in approximately 4,200 physicians' offices, clinics, and hospitals. Approximately 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

        We are continuing our efforts to bring clarity to physician reimbursement for medically appropriate nerve conduction studies. We believe that consistent and adequate physician reimbursement for nerve conduction studies performed using our neurodiagnostic devices is essential to our efforts to build our U.S. business and thereby deliver the significant clinical benefits of this technology to patients. A significant, positive step was taken on reimbursement in the fourth quarter of 2009 when the CMS published a new Category I CPT code (95905), or CPT code 95905, in the 2010 Physician's Fee Schedule for nerve conduction studies performed with preconfigured electrode arrays, such as those utilized with our NC-stat System. Therefore, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because we believe the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Unlike pre-existing Medicare nerve conduction study codes, but similar to many other diagnostic procedures, CPT code 95905 is billed per limb tested as opposed to per nerve. Although practice patterns will vary, we believe that fewer units of CPT code 95905 will generally be billed per patient than under the pre-existing nerve conduction study codes. Lower physician reimbursement under CPT code 95905 can affect testing patterns and, in the near term, has reduced and, we expect, will continue to put downward pressure on, our revenues and margins. It is difficult to predict adoption and utilization of this new CPT code in the near term as there are many factors in play. Over time, however, we anticipate the new CPT code may have a positive influence on reimbursement by commercial insurers. We believe that ultimately the effect of the CPT code on revenues will be positive and will allow us to increase revenues over time. In the meantime, we anticipate an ongoing period of readjustment that could span several quarters or perhaps longer.

        We are currently implementing several modifications to ADVANCE which we believe will be completed during the fourth quarter of 2010. We believe that these modifications, which primarily enhance the capability of physicians to customize nerve conduction study reporting, will make the ADVANCE System attractive for use in the primary care physician office market. Once the modifications are complete, it is our intention to introduce ADVANCE into that market while continuing to support our existing NC-stat customers.

        ASCEND, another device under development, is being designed to precisely deliver pharmacologic agents such as anesthetics and corticosteroids in close proximity to nerves for regional anesthesia, pain control, and the treatment of focal neuropathies such as carpal tunnel syndrome will be de-emphasized in the near term which will postpone completion of its development and the regulatory process leading to product launch. We have submitted a federal grant proposal to fund the continued development of ASCEND, which, if successful, could accelerate development. At this time we are not able to forecast the timing for commercial launch of ASCEND.

        Within our pipeline of pharmacologic compounds for neural conduction enhancement, we are developing our lead compound, NM101, for use in chronic spinal cord injury. We are presently performing the pre-clinical work required to file an investigational new drug application with the FDA and we plan to continue to advance the compound through pre-clinical testing as we evaluate strategic options.

        Andara is our implantable stimulator for spinal nerve repair. The FDA provided us with greater clarity on the clinical requirements for approval of this product. Our next step would be to design and conduct a clinical trial targeting the same safety and efficacy endpoints as the original study conducted by us but with a larger sample size. However, this project is currently on hold as we focus our resources on our other pipeline products.

Recent Developments

        In our nerve testing business, we recognize that our products need broader market exposure for growth. Today we sell to new customers in the U.S. physician office market through a direct sales force. We plan to supplement that direct sales force with about twenty five independent sales representatives. Our direct sales force will be a smaller, core team assigned to key market areas with the independent representatives covering the remaining geography. In total, we expect to have about 40 sales territories. For the orthopedic and specialty markets, today also covered by our sales force, we intend to use regional distributors to expand coverage. The transition to a hybrid direct/distribution model is underway and will continue in the third and fourth quarters. After sale support for all new and existing customers will be provided by our team of field-based clinical educators. We believe that this team is positively impacting customer testing by providing high quality technical and clinical support, and therefore we plan to slightly increase its size.

        We recently narrowed the focus of our product development efforts. We are implementing several modifications to ADVANCE which are designed to enhance the ability of physicians to customize reporting of test results which we believe will make the device attractive for use in the physician office market. Once the modifications are complete, it is our intention to introduce ADVANCE into that market. ASCEND, our development stage product for therapeutic nerve injections and regional anesthesia, will be de-emphasized in the near term which will postpone completion of its development and the regulatory process leading to product launch.

        We see a significant opportunity to expand utilization of our nerve testing technology in individuals with diabetes. Currently about twenty five percent of the tests performed with our NC-stat and ADVANCE devices are targeted at diagnosis of large fiber diabetic peripheral neuropathy, or DPN, in patients exhibiting clinical symptoms of that condition. Nerve conduction studies, or NCS, are the gold standard for diagnosis of DPN; however, cost and limited access have prevented utilization of NCS for wide spread screening which is essential for early detection of DPN and prevention of its complications, such as foot ulcers. We believe that a rapid, low cost, point-of-care test for DPN represents an attractive U.S. and international market opportunity. We have made development of a low cost version of NC-stat and a low cost disposable electrode for this application, an R&D priority. Assuming that we reach our project milestones, we believe we have the capability to launch this product in the U.S. and several international markets in the second half of 2011.

        In order to resource these product and sales initiatives, and to conserve operating funds, we recently implemented a reduction in force that resulted in the elimination of approximately twenty five positions representing twenty five percent of our workforce, as well as other cost savings initiatives. We estimate this should reduce our annual spending by approximately $2.5 million. During the third quarter of 2010, we expect to record a charge of $0.3 million in connection with this matter, primarily related to severance expenses.

Overall Outlook

        We believe that today's health care environment continues to be characterized by uncertainty. Our customers face a range of challenges including changes in reimbursement, decreased patient visits, and uncertainty arising from national health care reform. These factors have resulted in downward pressure on our revenues and margins. However, an improving reimbursement environment related to our products causes us to believe that after a period of readjustment, we have an opportunity to reinvigorate the business and expand our installed base of customers. We believe that the steps we are taking will position us to work through the near term challenges as we rebuild demand and return to growth.

Adjustment of First Quarter 2010 Financial Statements

        As further described in Note 1 of the Notes to Unaudited Financial Statements included elsewhere in this Quarterly Report on Form 10-Q, during the second quarter of 2010, we identified fraudulent sales transactions involving two sales representatives, resulting in an overstatement of revenues for the quarter ended March 31, 2010. We believe that these sales transactions, individually and in the aggregate, are not material to the financial results as reported in previously issued interim financial statements for the quarter ended March 31, 2010. The balance sheet and statement of operations as of and for the quarter ended March 31, 2010 are presented in Note 1 of the Notes to Unaudited Financial Statements as originally reported and after adjustment for these sales transactions. These transactions had no impact on total net cash used in operating activities within the statement of cash flows for the quarter ended March 31, 2010.

Results of Operations

Comparison of Quarters Ended June 30, 2010 and 2009

Revenues

        The following table presents a historical view of our active customers and studies performed:

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter
Installed base (active testing accounts)	4,167	4,309	4,493	4,660	4,848
Patient studies	34,638	36,529	35,649	39,143	42,764

        The following table summarizes our revenues from medical equipment and consumables:

	Quarters Ended June 30,
	2010	2009	Change	% Change
	($ in thousands)
Revenues:
Medical equipment	$512.1	$704.8	$(192.7)	(27.3)%
Consumables	3,340.4	6,055.6	(2,715.2)	(44.8)

Total revenues	$3,852.5	$6,760.4	$(2,907.9)	(43.0)

        Revenues in the quarter ended June 30, 2010 reflected the continued impact and uncertainty associated with the introduction of Medicare CPT code 95905 as well as reimbursement uncertainty with commercial insurers. Medicare CPT code 95905addresses nerve conduction studies performed with pre-configured electrode arrays such as those used with the NC-stat device. The new code both defines nerve test procedures and assigns values on a different basis than pre-existing codes. The net result is lower physician reimbursement per nerve study. While lower reimbursement rates have had a negative impact on our revenues, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because we believe the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Medical equipment revenues, consisting of sales of the NC-stat and ADVANCE devices, related modules, and revenues from extended service agreements, were $512,100 and $704,800 for the quarters ended June 30, 2010 and 2009, respectively, a decrease of $192,700, or 27.3%. This decrease reflects lower average selling price, or ASP, on system shipments in the second quarter of 2010 compared to the second quarter of 2009, which was partially offset by increased volume. We shipped 77 NC-stat and ADVANCE devices, net, to new customers during the second quarter of 2010 compared with 74 NC-stat and ADVANCE devices, net, shipped to new customers during the second quarter of 2009. Medical equipment revenue reflects the proportional allocation of revenue among multiple products included on customer invoices. Excluding this proportional allocation, medical equipment ASP in the second quarter of 2010 was $2,600 compared to $4,800 in the second quarter of 2009.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $3.3 million and $6.1 million for the quarters ended June 30, 2010 and 2009, respectively, a decrease of $2.7 million, or 44.8%. Three primary factors contributed to the decline between the second quarter of 2009 and the second quarter of 2010: our installed base of customers contracted by 14.0%; patient studies contracted by 19.0%; and our electrode ASP declined by 22.4% from $35.62 in the quarter ended June 30, 2009 to $27.63 during the same period in 2010.

Cost of Revenues and Gross Margin

        The following table summarizes our cost of revenues and gross margin:

	Quarters Ended June 30,
	2010	2009	Change	% Change
		(in thousands)
Cost of revenues	$1,405.3	$1,934.9	$(529.6)	(27.4)

Gross margin	$2,447.1	$4,825.5	$(2,378.4)	(49.3)

        Our cost of revenues was $1.4 million, or 36.5% of revenues, for the quarter ended June 30, 2010, compared to $1.9 million, or 28.6% of revenues, for the same period in 2009. This decrease of $529,600 was due mainly to lower shipment volume. Our gross margin percentage of 63.5% of revenues for the quarter ended June 30, 2010 decreased from 71.4% of revenues for the same period in 2009. The lower gross margin percentage in the second quarter of 2010 resulted primarily from a 19.2% decline in electrode ASP compared with the second quarter of 2009.

        We believe that our margins will remain comparable to the second quarter of 2010 during the third quarter of 2010 and then decline by approximately 10% in the fourth quarter of 2010 and early 2011. This will be due to expected higher purchased electrode costs flowing through cost of sales as we reduce purchasing volume to better manage our electrode inventory and working capital.

Operating Expenses

        The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2010	2009	Change	% Change
		(in thousands)
Operating expenses:
Research and development	$1,658.0	$1,408.7	$249.3	17.7%
Sales and marketing	3,143.5	2,921.1	222.4	7.6
General and administrative	2,176.1	2,360.1	(184.0)	(7.8)

Total operating expenses	$6,977.6	$6,689.9	$287.7	4.3

Research and Development

        Research and development expenses for the quarters ended June 30, 2010 and 2009 were $1.7 million and $1.4 million, respectively. The comparative results for the second quarter of 2010 included a $216,000 increase in expenditures for development materials for new products, a $77,000 increase in personnel costs, and a charge of $63,000 for a license maintenance fee, which were partially offset by a $117,000 reduction in stock-based compensation.

Sales and Marketing

        Sales and marketing expenses increased to $3.1 million for the quarter ended June 30, 2010 from $2.9 million for the quarter ended June 30, 2009. The increase resulted mainly from a $228,000 increase in compensation and related costs, largely resulting from expansion in our international sales organization, and for the addition of a team of field clinical educators.

General and Administrative

        General and administrative expenses decreased to $2.2 million for the quarter ended June 30, 2010 from $2.4 million for the quarter ended June 30, 2009. This decrease consisted of a $154,000 reduction in stock-based compensation, a $118,000 decrease in consulting services and temporary labor, and a $91,000 decrease in staffing and related costs, which were partially offset by a $208,000 increase in bad debt expense. There had been a credit to bad debt expense of $142,000 during the second quarter of 2009 due to net recoveries of previously reserved balances.

Subsequent Event

        Subsequent to the end of the second quarter of 2010, we implemented a reduction in force that resulted in the elimination of approximately twenty five positions, representing twenty five percent of our workforce, as well as other cost savings initiatives. We estimate this action should reduce our annual spending by approximately $2.5 million. During the third quarter of 2010, we expect to record a charge of approximately $0.3 million, primarily related to severance expenses.

Interest Income

        Interest income was $11,409 and $63,646 for the quarters ended June 30, 2010 and 2009, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the quarter ended June 30, 2010, as compared to the same period in 2009, reflects lower rates of return and a shift to higher quality, shorter duration, investments.

Comparison of Six Months Ended June 30, 2010 and 2009

Revenues

        The following table summarizes our revenues from medical equipment and consumables:

	Six Months Ended June 30,
	2010	2009	Change	% Change
	($ in thousands)
Revenues:
Medical equipment	$1,053.1	$1,403.8	$(350.7)	(25.0)%
Consumables	6,365.8	12,182.2	(5,816.4)	(47.7)

Total revenues	$7,418.9	$13,586.0	$(6,167.1)	(45.4)

        Revenue for the six months ended June 30, 2010 reflected the continued impact and uncertainty associated with the introduction of Medicare CPT code 95905, as well as reimbursement uncertainty with commercial insurers. This new CPT code addresses nerve conduction studies performed with pre-configured electrode arrays such as those used with the NC-stat device. The new code both defines nerve test procedures and assigns values on a different basis than pre-existing codes. The net result is lower physician reimbursement per nerve study. While lower reimbursement rates have had a negative impact on our revenues, we believe that this CPT code may streamline Medicare reimbursement for medically appropriate nerve conduction studies performed using our NC-stat System. This is an important development because we believe the assignment of this code reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists when medically appropriate. As for any new CPT code, broad adoption by physicians will take time and may have some challenges. However, we believe that physicians using our NC-stat System will find this new code useful and supportive of their efforts to deliver optimal and efficient patient care.

        Medical equipment revenues, consisting of sales of the NC-stat and ADVANCE devices, related modules, and revenues from extended service agreements, were $1.1 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $351,000, or 25.0%. This decrease reflects lower average selling price, or ASP, on system shipments in the first half of 2010 compared to the first half of 2009, which was partially offset by increased sales volume. We shipped 152 NC-stat and ADVANCE devices, net, to new customers during the first six months of 2010 compared with 147 devices, net, shipped to new customers during the first six months of 2009. Medical equipment revenue reflects a proportional allocation of invoice amounts where there are multiple deliverables. Excluding this allocation, medical equipment ASP in the first six months of 2010 was $2,600 compared to $4,600 in the first six months of 2009.

        Consumables revenues, consisting of single use nerve specific electrodes, which are used with our NC-stat System and our ADVANCE System, and EMG needles, which are used with our ADVANCE System, were $6.4 million and $12.2 million for the six months ended June 30, 2010 and 2009, respectively, a decrease of $5.8 million, or 47.7%. Three primary factors contributed to the decline between the first six months of 2009 and the first six months of 2010: our installed base of customers contracted by 14.0%; patient studies contracted by 17.7%; and our electrode ASP declined by 21.6% from $35.46 for the six months ended June 30, 2009 to $27.79 for the six months ended June 30, 2010.

Cost of Revenues and Gross Margin

        The following table summarizes our cost of revenues and gross margin:

	Six Months Ended June 30,
	2010	2009	Change	% Change
		(in thousands)
Cost of revenues	$2,701.4	$3,875.3	$(1,173.9)	(30.3)%

Gross margin	$4,717.5	$9,710.7	$(4,993.2)	(51.4)

        Our cost of revenues was $2.7 million, or 36.4% of revenues, for the six months ended June 30, 2010, compared to $3.9 million, or 28.5% of revenues, for the same period in 2009. This decrease of $1.2 million was due to lower shipment volume. Our gross margin percentage of 63.6% of revenues for the six months ended June 30, 2010 decreased from 71.5% of revenues for the same period in 2009. The lower gross margin percentage in the first half of 2010 resulted primarily from a 20.9% decline in electrode ASP compared with the first half of 2009.

        We believe that our margins will remain comparable to the second quarter of 2010 during the third quarter of 2010 and then decline by approximately 10% in the fourth quarter of 2010 and early 2011. This will be due to expected higher purchased electrode costs flowing through cost of sales as we reduce purchasing volume to better manage our electrode inventory and working capital.

Operating Expenses

        The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2010	2009	Change	% Change
		(in thousands)
Operating expenses:
Research and development	$3,332.5	$2,730.4	$602.1	22.1%
Sales and marketing	6,383.8	5,441.6	942.2	17.3
General and administrative	4,315.7	4,692.3	(376.6)	(8.0)

Total operating expenses	$14,032.0	$12,864.3	$1,167.7	9.1

Research and Development

        Research and development expenses for the six months ended June 30, 2010 and 2009 were $3.3 million and $2.7 million, respectively. The comparative results for the first half of 2010 included a $265,000 increase in personnel related costs, a $225,000 license maintenance fee, a $156,000 increase in consulting and outside services, and a $218,000 increase in expenditures for development materials for new products, which were partially offset by a $201,000 reduction in stock-based compensation and a $47,000 decrease in the cost of lab supplies.

Sales and Marketing

        Sales and marketing expenses increased to $6.4 million for the six months ended June 30, 2010 from $5.4 million for the six months ended June 30, 2009. This increase included $800,000 in compensation and related costs largely resulting from expansion in our international sales organization, and for the addition of a team of field clinical educators, $95,000 for recruiting costs, $88,000 for internal meeting costs, and $49,000 for advertising and promotions costs, which were partially offset by a $78,000 reduction in stock-based compensation.

General and Administrative

        General and administrative expenses decreased to $4.3 million for the six months ended June 30, 2010 from $4.7 million for the six months ended June 30, 2009. This decrease consisted of a $186,000 reduction in stock-based compensation, a $169,000 decrease in consulting services and temporary labor, a $120,000 decrease in professional fees, and a $90,000 decrease in staffing and related costs, which were partially offset by a $109,000 increase in taxes.

Subsequent Event

        Subsequent to the end of the second quarter of 2010, we implemented a reduction in force that resulted in the elimination of approximately twenty five positions, representing twenty five percent of our workforce, as well as other cost savings initiatives. We estimate this action should reduce our annual spending by approximately $2.5 million. During the third quarter of 2010, we expect to record a charge of approximately $0.3 million, primarily related to severance expenses.

Interest Income

        Interest income was $31,000 and $136,000 for the six months ended June 30, 2010 and 2009, respectively. Interest income was earned from investments in cash equivalents and short-term investments. The decrease in interest income for the six months ended June 30, 2010, as compared to the same period in 2009, reflects lower rates of return and a shift to higher quality, shorter duration, investments.

Liquidity and Capital Resources

        Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2010, these totaled $21.6 million. The weighted average maturity of our short-term investments was 42 days. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. However, there is no assurance we will be successful in increasing our revenue. A decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations.

        We have filed with the SEC an equity shelf registration statement in the amount of $50 million, which will allow us to issue equity securities, subject to limitations on smaller reporting companies regarding the amount of securities that may be sold in a given period set forth in General

Instruction I.B.6. of Form S-3, during a three year period through the first quarter of 2013. In addition, we have entered into a Credit Facility under which we may borrow up to $7.5 million on a revolving basis tied to cash and eligible accounts receivable. The credit facility has a one year term ending in the first quarter of 2011. The Credit Facility is discussed in more detail in the section below titled "Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments."

        The following table sets forth information relating to our liquidity:

	June 30, 2010	December 31, 2009	Change	% Change
		($ in thousands)
Cash and cash equivalents	$19,080.1	$22,937.4	$(3,857.3)	(16.8)%
Short-term held-to-maturity investments	2,500.0	7,495.0	(4,995.0)	(66.6)

Total cash, cash equivalents, and short-term held-to-maturity investments	$21,580.1	$30,432.4	$(8,852.3)	(29.1)

        During the first six months of 2010, our cash, cash equivalents, and short-term investments decreased by $8.9 million, primarily due to net cash used in operating activities.

        In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended June 30, 2010 and 2009, and the year ended December 31, 2009:

	Quarter Ended June 30,
			Year Ended December 31, 2009
	2010	2009
Days sales outstanding (days)*	48	44	44
Inventory turnover rate (times per year)	1.1	1.5	1.5

*
Accounts with traditional payment terms.

        Our payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. At June 30, 2010, we experienced an increase in DSO to 48 days from 44 days at December 31, 2009. The increase in DSO in the first six months of 2010 partially reflected changes in the physician reimbursement environment, as well as turnover in personnel managing our credit and collection function. Since the first quarter of 2010, DSO has improved by approximately 27 days from 75 days to 48 days.

        In addition to receivables with traditional payment terms, we have offered extended payment terms on initial, high value purchases by new customers. Typically these sales involve installment payments in twelve equal monthly amounts. As of June 30, 2010, there were net accounts receivable of $1.3 million with extended payment terms, which are excluded from the traditional DSO calculation. As of December 31, 2009, there were $442,000 of such net accounts receivable.

        Our inventory turnover rate for the quarter ended June 30, 2010 was 1.1 times per year, compared with 1.5 times per year for the year ended December 31, 2009. The decrease in the inventory turnover rate for the six months ended June 30, 2010 reflected a combination of reduced sales and higher inventory balances compared with the year earlier period. We are taking steps to reduce inventory purchases in order to better match our operating needs.

        The following sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash used in operating activities	$(8,887.8)	$(4,059.6)
Net cash provided by (used in) investing activities	4,886.6	(3,012.0)
Net cash provided by financing activities	143.9	234.7

        Our operating activities used $8.9 million in cash in the six months ended June 30, 2010. This use of cash resulted largely from the net loss for the six months of $9.3 million. For the six months ended June 30, 2009, our operating activities used $4.1 million, which included legal settlement payments totaling $3.7 million.

        Our investing activities provided $4.9 million in cash in the six months ended June 30, 2010. This source of cash resulted primarily from $5.0 million provided by the maturities of investments. For the six months ended June 30, 2009, our investing activities used $3.0 million in cash. This use of cash included $5.0 million to purchase short-term investments, $350,000 paid to acquire certain technological and intellectual property assets, and $167,000 paid to acquire fixed assets. These uses of cash in 2009 were partially offset by $2.5 million provided by the maturity of certain investments.

        Our financing activities provided $144,000 and $235,000 in the six months ended June 30, 2010 and 2009, respectively, primarily from proceeds from the issuance of our common stock.

        We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash, cash equivalents, and short-term investments, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements through 2011. During the remainder of 2010, we expect to continue to hold our cash in money market funds and certificates of deposit.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

        As of June 30, 2010, we did not have any off-balance sheet financing arrangements.

        We currently have a Credit Facility with Comerica Bank, which permits us to borrow up to $7.5 million on a revolving basis for a one-year term. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. We have not borrowed any funds under the Credit Facility as of June 30, 2010 and we are in compliance with the financial covenant of the Credit Facility.

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

Cautionary Note Regarding Forward-Looking Statements

        The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management's expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses for the remainder of 2010 and beyond; our beliefs that the assignment of CPT code 95905 is essential to build our U.S. business, may streamline Medicare reimbursement for studies performed using our NC-stat system, reaffirms the clinical utility of our NC-stat System and supports its use by primary care physicians and internal medicine specialists and will over time positively influence reimbursement patterns by commercial insurers; our expectations regarding how physician reimbursement under CPT code 95905 could affect testing patterns and, in the short term, result in continued downward pressure on our revenues and margins, but in the longer term have a positive impact on our revenues; our beliefs that the new health care environment has resulted in significant uncertainty for customers and how this uncertainty will impact our business; our beliefs regarding potential liability or losses resulting from litigation; our expectations regarding the targeted timeline for modifications to our ADVANCE system and whether such system will be attractive for use in the physician office market; our expectations regarding the targeted timelines for commercialization of products in our development pipeline; our expectations that a rapid low cost point-of-care test for DPN represents a U.S. and international market opportunity, and our expectations surrounding the timeline by which this product could be developed and commercially launched; our effectiveness in implementing a hybrid direct/distribution sales model; our beliefs regarding the outcome of discussions with the FDA concerning its recent notice to us that certain reporting functions of the onCall Information System are not substantially equivalent to the cleared NC-stat System; our liquidity and our expectations regarding our needs for and ability to raise additional capital; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "plan" and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K, as supplemented by the risk factors set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, and factors described in our other public filings and in this report, as well as other factors that will be discussed in future reports filed with or furnished to the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4T.    Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures.    Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        (b)    Changes in Internal Controls.    In May 2010, we enhanced our internal controls surrounding the sales process to ensure independent verification of each purchase order prior to shipment. This was in response to the fraudulent sales transactions described in Note 1 of the Notes to Unaudited Financial Statements. Other than this, there were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        Please see Note 9 "Legal Matters" of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings involving us.

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the addition of the following risk factor, which replaces and supersedes the risk factor with the same heading in our Annual Report on Form 10-K, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

We are subject to extensive regulation by the FDA, which could restrict the sales and marketing of the NC-stat or ADVANCE Systems and could cause us to incur significant costs.

        We sell medical devices that are subject to extensive regulation in the United States by the FDA with regard to manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first be cleared or approved by the FDA. Medical devices may be marketed only for the indications for which they are approved or cleared. The regulatory review process can be expensive and lengthy. The FDA's process for granting 510(k) clearance typically takes approximately three months, but it can be significantly longer. The process for obtaining a pre-market approval, or PMA, is much more costly and onerous. By law, the time period designated for the FDA's review of a PMA is 180 days; however, this time is often extended and it is not uncommon for the PMA review process to take three years or longer, from the time the application is filed with the FDA.

        The FDA may remove our devices from the market or enjoin them from commercial distribution if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. If any of these events occurs or if the FDA takes other enforcement actions, we may not be able to provide our customers with the products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

        We recently were notified by the FDA that certain reporting functions of the onCall Information System ("onCall") that operates with the company's cleared NC-stat device and for which we submitted a 510(k) premarket notification in 2006 were deemed by the FDA to be not substantially equivalent to the cleared NC-stat System or other existing predicate devices. In its letter, the FDA indicated that we could submit another 510(k) with specific additional information identified in the letter. onCall has been in use since 1999, and continued in use with FDA's agreement after we voluntarily submitted a 510(k) in 2006 for these reporting functions, in order to resolve our differences of opinion with FDA as to whether such reporting functions had been covered by previous 510(k) premarket notifications. We have submitted an administrative appeal of FDA's not substantially equivalent determination. In parallel, we have begun a dialogue with the FDA's Center for Devices and Radiological Health ombudsman to better understand and address the FDA's concerns. It is possible that this dialogue or the appeal will lead to a determination of substantial equivalence for the current 510(k) premarket notification or our submitting a new 510(k) premarket notification for these reporting functions of onCall. We cannot currently predict the outcome of either the administrative appeal or the dialogue with the FDA staff.

        If the FDA does not clear these reporting functions and we are unable to offer onCall in its present configuration, we may be required to modify or remove these reporting functions. We believe that we could manage the modifications in an orderly manner and in a way that the NC-stat System would retain its current utility for physicians. However, we are not able to predict the impact such modifications might have on our ability to generate revenues from the NC-stat System, particularly during a transition period. The transition to a modified onCall, even if successful, could have a material adverse impact on our business.

        We also are subject to numerous post-marketing regulatory requirements, including FDA's quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products, labeling regulations, medical device reporting regulations and correction and removal reporting regulations. Our failure or the failure by any manufacturer of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA. FDA enforcement actions relating to post-marketing regulatory requirements or other issues, including any issues arising from the not substantially equivalent letter described above, may include any of the following:

  •
  warning letters, untitled letters, fines, injunctions, product seizures, consent decrees and civil penalties;

  •
  requiring repair, replacement, refunds, customer notifications or recall of our products;

  •
  imposing operating restrictions, suspension or shutdown of production;

  •
  refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses, or modifications to existing products;

  •
  requesting voluntary rescission of 510(k) clearances or withdrawing PMA approvals that have already been granted; and

  •
  criminal prosecution.

        If any of these events were to occur, they could harm our reputation, our ability to generate revenues and our profitability.

        Also, from time to time, legislation is introduced into Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. The FDA has publicly stated that it is reevaluating its longstanding 510(k) review program. It is not clear when the program will be modified and what effect the modified review process will have on our ability to bring our product candidates to market.

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

NEUROMETRIX, INC.
Date: August 10, 2010	/s/ SHAI N. GOZANI, M.D., PH. D. Shai N. Gozani, M.D., Ph. D. Chairman, President and Chief Executive Officer
Date: August 10, 2010	/s/ THOMAS T. HIGGINS Thomas T. Higgins Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2
Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32
Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.