Form 10-Q
period 2011-03-31
NeuroMetrix, Inc.
filed 2011-04-28
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 001-33351

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

62 Fourth Avenue, Waltham, Massachusetts	02451
(Address of principal executive offices, including zip code)	(Zip Code)

(781) 890-9989

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 23,299,568 shares of common stock, par value $0.0001 per share, were outstanding as of April 21, 2011.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$15,101,995	$16,986,809
Accounts receivable, net	1,253,575	1,592,564
Inventories	2,008,386	2,412,805
Prepaid expenses and other current assets	584,999	603,821
Current portion of deferred costs	62,926	81,194
Total current assets	19,011,881	21,677,193

Restricted cash	408,000	408,000
Fixed assets, net	660,252	731,975
Intangible assets, net	192,500	210,000
Deferred costs and other long-term assets	22,953	39,261
Total assets	$20,295,586	$23,066,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$230,270	$259,155
Accrued compensation	592,980	683,049
Accrued expenses	1,277,974	1,227,790
Current portion of deferred revenue	373,286	468,324
Current portion of capital lease obligation	19,493	19,093
Total current liabilities	2,494,003	2,657,411

Deferred revenue, net of current portion	123,177	171,797
Capital lease obligation, net of current portion	31,616	38,249
Total liabilities	2,648,796	2,867,457

Commitments and contingencies (Notes 7 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,299,568 and 23,197,537 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	2,330	2,320
Additional paid-in capital	138,946,002	138,800,937
Accumulated deficit	(121,301,542)	(118,604,285)
Total stockholders’ equity	17,646,790	20,198,972
Total liabilities and stockholders’ equity	$20,295,586	$23,066,429

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended March 31,
	2011	2010

Revenues	$2,904,846	$3,566,393

Cost of revenues	1,255,575	1,296,014

Gross margin	1,649,271	2,270,379

Operating expenses:
Research and development	1,096,822	1,674,481
Sales and marketing	1,874,610	3,240,337
General and administrative	1,382,095	2,139,579

Total operating expenses	4,353,527	7,054,397

Loss from operations	(2,704,256)	(4,784,018)

Interest income	6,999	19,989

Net loss	$(2,697,257)	$(4,764,029)

Per common share data, basic and diluted:

Net loss	$(0.12)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	23,103,346	23,008,278

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,697,257)	$(4,764,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,849	135,118
Stock-based compensation	145,075	307,792
Changes in operating assets and liabilities:
Accounts receivable	338,989	436,352
Inventories	404,419	(450,591)
Prepaid expenses and other current assets	18,822	(140,291)
Accounts payable	(28,885)	302,273
Accrued expenses and compensation	(39,885)	(518,104)
Deferred revenue, deferred costs, and other	(109,082)	(42,386)
Net cash used in operating activities	(1,852,955)	(4,733,866)

Cash flows from investing activities:
Maturities of investments	—	2,500,000
Purchases of fixed assets	(25,626)	(61,968)
Net cash (used in) provided by investing activities	(25,626)	2,438,032

Cash flows from financing activities:
Proceeds from issuance of common stock	—	157,970
Payments on capital lease	(6,233)	(6,761)
Net cash (used in) provided by financing activities	(6,233)	151,209

Net decrease in cash and cash equivalents	(1,884,814)	(2,144,625)
Cash and cash equivalents, beginning of period	16,986,809	22,937,410
Cash and cash equivalents, end of period	$15,101,995	$20,792,785

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2011

1.              Business and Basis of Presentation

Our Business-An Overview

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

The Company’s primary focus is diabetes, specifically detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. The Company views diabetes as representing the largest and fastest growing opportunity for its proprietary technology. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection and believes it is uniquely positioned to address the unmet need for a rapid, cost-effective, objective test for DPN. The Company is working towards a mid-2011 launch of NC-stat DPNCheck, which is a modified version of its NC-stat device designed for the assessment of systemic neuropathies, such as DPN at the point-of-care.

The Company currently markets a medical device cleared by the United States Food and Drug Administration, or FDA, which is used for the assessment of neuropathies. The Company’s ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The Company focuses its sales efforts for the ADVANCE System on physician offices and clinics. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to the Company’s servers for data archiving, report generation, and other network services. The Company sold a predecessor device, the NC-stat System, to a broad group of physicians from its initial market launch in May 1999 through September 2010. The Company’s NC-stat System is a point-of-care device for the performance of nerve conduction studies. The Company does not intend to support the NC-stat System beyond 2011 and therefore it is transitioning its NC-stat customers to the ADVANCE System. The Company’s neurodiagnostic equipment is used in over 3,600 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with its neurodiagnostic devices since 1999.

The Company believes that its current cash and cash equivalents of $15.1 million, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company is currently facing significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) changes in future revenues; (b) changes the Company makes to its ongoing operating expenses; (c) changes in the Company’s business strategy; (d) regulatory developments affecting the Company and its products; (e) changes the Company makes to research and development spending plans;  and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company may need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2011, unaudited statements of operations for the quarters ended March 31, 2011 and 2010 and the unaudited statements of cash flows for the quarters ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 7, 2011 (File No. 001-33351). The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Financial Statements for the Quarter Ended March 31, 2010

As reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the SEC on August 10, 2010, during the second quarter of 2010, the Company identified fraudulent sales transactions involving two sales representatives, resulting in a $146,333 overstatement of revenues for the quarter ended March 31, 2010. The Company believes that these sales transactions, individually and in the aggregate, are not material to the financial results as reported in previously issued interim financial statements for the quarter ended March 31, 2010. As of and for the quarter ended March 31, 2010, these sales transactions affected the financial statements as follows: an overstatement of revenues of $146,333; an overstatement of the associated cost of revenue and sales commissions of $38,078 and $30,937, respectively; an overstatement of accounts receivable of $158,239, which includes an overstatement of sales tax payable of $11,905; an understatement of inventory of $31,673, net of inventory losses of $6,405; an understatement of other current assets of $32,343 related to an insurance receivable for the associated loss claim less a $5,000 deductible; and an understatement of accumulated deficit of $82,318. There was no impact to total net cash used in operating activities within the statement of cash flows for the quarter ended March 31, 2010. The following Statement of Operations for the quarter ended March 31, 2010 provides a reconciliation from the amounts “As Previously Reported” to the amounts “As Adjusted” which are now reported in the financial statements in this Quarterly Report on Form 10-Q.

NeuroMetrix, Inc.

Statement of Operations

For the Quarter Ended March 31, 2010

(Unaudited)

	As Previously Reported	Adjustments	As Adjusted
Revenues	$3,712,726	$(146,333)	$3,566,393
Cost of revenues	1,334,092	(38,078)	1,296,014
Gross margin	2,378,634	(108,255)	2,270,379
Operating expenses:
Research and development	1,674,481	—	1,674,481
Sales and marketing	3,271,274	(30,937)	3,240,337
General and administrative	2,134,579	5,000	2,139,579
Total operating expenses	7,080,334	(25,937)	7,054,397
Loss from operations	(4,701,700)	(82,318)	(4,784,018)
Interest income	19,989	—	19,989
Net loss	$(4,681,711)	$(82,318)	$(4,764,029)

Per common share data, basic and diluted:
Net loss	$(0.20)	$(0.01)	$(0.21)
Weighted average number of common shares outstanding, basic and diluted	23,008,278	—	23,008,278

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the sale of the ADVANCE devices are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight-line basis over the estimated period of time the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

Revenues also include sales of consumables, including single use nerve specific electrodes, EMG needles, and other accessories. These revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

When multiple elements are contained in a single arrangement, the Company allocates revenue between the elements based on their relative selling prices. The Company determines selling price using vendor specific objective evidence (“VSOE”), if it is available, third-party evidence (“TPE”) if VSOE is not available, and best estimate of selling price (“BESP”) if neither VSOE nor TPE are available. The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which it competes, and, as such, it will typically determine selling price using VSOE or if not available, BESP. The objective of BESP is to determine the selling price of a deliverable on a standalone basis. The Company’s determination of BESP involves a weighting of several factors based on the specific facts and circumstances of an arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy, the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold.

The Company’s payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. In addition, from the fourth quarter of 2009 through July 2010, the Company offered extended payment terms of up to one year for new customers placing large dollar value orders for a combination of medical equipment and consumables. Typically these sales involved installment payments in 12 equal monthly amounts. Revenues were recognized upon shipment provided the selling price was fixed or determinable, persuasive evidence of an arrangement existed, delivery had occurred and risk of loss had passed, collection of the resulting receivables was reasonably assured, and product returns were reasonably estimable. In developing parameters for revenue recognition, the Company relied on its historical experience for similar arrangements. As of March 31, 2011, accounts receivable, net included $120,000, net of accounts under extended payment terms.

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

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force, or EITF, issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by the Company. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

In September 2009, the EITF issued new rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

2.              Comprehensive Loss

For the quarters ended March 31, 2011 and 2010, the Company had no components of other comprehensive income or loss other than net loss.

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

	Quarters Ended March 31,
	2011	2010
Options	3,480,722	3,274,013
Warrants	8,375,694	8,375,694
Total	11,856,416	11,649,707

4.              Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Purchased components	$339,988	$457,852
Finished goods	1,668,398	1,954,953
	$2,008,386	$2,412,805

5.              Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company is amortizing these intangible assets using the straight-line method over their economic lives, which is estimated to be five years. Research and development expenses for the quarters ended March 31, 2011 and 2010 each included amortization of this technological and intellectual property of $17,500. Accumulated amortization on these intangible assets at March 31, 2011 was $157,500.

The estimated future amortization expense for intangible assets as of March 31, 2011 is as follows:

Estimated Amortization Expense

2011 (remaining nine months)	$52,500
2012	70,000
2013	70,000
$192,500

6.              Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010

Professional services	$309,336	$284,290
Patent fees	312,500	250,000
Supplier obligations	237,475	195,000
Customer overpayments	115,487	212,302
Sales taxes	75,701	76,805
Other	227,475	209,393
	$1,277,974	$1,227,790

7.              Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period April 2011 through March 2013 will range from $735,000 to $765,000 annually.

Future minimum lease payments under noncancelable operating leases as of March 31, 2011 are as follows:

2011 (remaining nine months)	$551,250
2012	757,500
2013	191,250
Total minimum lease payments	$1,500,000

8.              Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, the fair values of the Company’s assets and liabilities are determined by Level 1 inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, as required by generally accepted accounting principles. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The carrying amounts of financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other liabilities, approximated their fair value at March 31, 2011 and December 31, 2010. The Company currently has no financial instruments subject to fair value measurement on a recurring or nonrecurring basis.

		Fair Value Measurements at March 31, 2011 Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$6,029,563	$6,029,563	$—	$—
Total	$6,029,563	$6,029,563	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,010,213	$13,010,213	$—	$—
Total	$13,010,213	$13,010,213	$—	$—

9.              Legal Matters

As previously disclosed in the Company’s filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, the defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants’ motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. Oral arguments on the plaintiffs’ appeal were conducted on September 15, 2010. On March 18, 2011, the Court of Appeals for the First Circuit affirmed the District Court’s dismissal of the amended complaint. On April 1, 2011, the plaintiffs filed a petition for rehearing en banc with the First Circuit, seeking a rehearing of their appeal by the full members of the First Circuit court. The defendants’ response to that petition was filed on April 25, 2011.

The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of the above lawsuit will be favorable for the Company or that it will not be material to its business, results of operations, or financial position. However, the Company does not believe that a loss related to this litigation is probable. Accordingly, no accrual relating to this matter has been recorded at March 31, 2011.

10.       Credit Facility

In order to supplement its access to capital, on March 5, 2010 the Company entered into a Loan and Security Agreement, or the “Credit Facility”, with a bank, which permits the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was extended for one year on March 1, 2011. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment. The Company has not borrowed any funds under the Credit Facility. The Credit Facility expires in March 2012.

11.       Business Restructuring

In January 2011, the Company announced it had restructured its neurodiagnostic activities to more efficiently focus its efforts on its installed base of active accounts, to shift distribution to independent sales representatives, and to reduce cash consumption. Twenty five employee positions were eliminated, primarily in sales. Charges totaled $2.2 million related to severance costs and inventory. Approximately $2.0 million, consisting of $208,000 in severance and $1.8 million in inventory charges, was recorded as of December 31, 2010 and the balance of approximately $185,000 in severance was recorded in the first quarter of 2011.

The following table provides a rollforward of the liability balance for restructuring actions taken in January 2011 and in December 2010, substantially all of which were recorded as sales and marketing expense in the Company’s Statement of Operations. The balance as of March 31, 2011 will be paid out in semi-monthly installments through October 31, 2011.

Balance at December 31, 2010	$208,333
Accrual for severance	184,656
Severance payments made	(247,156)
Balance at March 31, 2011	$145,833

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with our financial statements and the accompanying notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. For a description of factors that may cause our actual results to differ materially from those anticipated in these forward-looking statements, please refer to the below section of this Quarterly Report on Form 10-Q titled “Cautionary Note Regarding Forward-Looking Statements.” Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Quarterly Report on Form 10-Q refer to NeuroMetrix, Inc.

Overview

We are a science-based health care company transforming patient care through neurotechnology. We develop and market innovative products for the detection, diagnosis, and monitoring of peripheral nerve and spinal cord disorders such as those associated with diabetes, carpal tunnel syndrome, lumbosacral disc disease, and spinal stenosis.

Our primary focus is diabetes, specifically the detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. We view diabetes as representing the largest and fastest growing opportunity for our proprietary technology as countries around the world struggle to cope with an epidemic of Type II diabetes. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. We have over a decade of experience in neuropathy detection and believe we are uniquely positioned to address the unmet need for a rapid, cost-effective, objective test for DPN. We anticipate a mid-2011 launch of NC-stat DPNCheck (formerly known as NC-stat SL), which is a modified version of our NC-stat device designed for assessment of systemic neuropathies such as DPN at the point-of-care.  In support of our efforts, we have assembled a scientific advisory board of international experts.

In January 2011, we restructured our historical neurodiagnostic activities to more efficiently focus on supporting our installed base of active accounts and to reduce cash consumption. This involved reductions in staffing, reassignment of responsibilities and the elimination of our U.S. direct sales force. Our goal is to manage neurodiagnostics to achieve a positive net cash contribution while maintaining a high standard of customer support.  For the quarter ended March 31, 2011, our neurodiagnostics activities generated a positive net cash contribution to the Company. We believe we are on track to achieve a positive cash contribution for the full year 2011.

Within neurodiagnostics we currently market a medical device cleared by the FDA which is used for the assessment of neuropathies such as carpal tunnel syndrome, diabetes, and sciatica. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. We focus our sales efforts for the ADVANCE System on physician offices and clinics. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to our servers for data archiving, report generation, and other network services. We sold a predecessor device, the NC-stat System, to a broad group of physicians from its initial market launch in May 1999 through September 2010. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. We do not intend to support the NC-stat System beyond 2011 and are transitioning our NC-stat customers to the ADVANCE System. Our neurodiagnostic equipment is used in over 3,600 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

Results of Operations

Comparison of Quarters Ended March 31, 2011 and 2010

Revenues

The following table presents a historical view of our active customers and studies performed:

	Quarter Ended	Year Ended December 31, 2010
	March 31, 2011	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Installed base (active testing accounts)	3,658	3,875	4,044	4,167	4,309
Patient studies	29,852	28,041	32,064	34,638	36,529

The following table summarizes our revenues:

	Quarters Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$2,904.8	$3,566.4	$(661.6)	(18.5)%

Revenues include sales of medical equipment consisting of sales of the ADVANCE device and, in 2010 the NC-stat device, accessories, extended service agreements, and sales of consumables consisting of various electrodes, which are used with our ADVANCE and NC-stat Systems, and EMG needles which are used with our ADVANCE System. Revenues for the first quarter of 2011 declined $662,000 to $2.9 million, compared to $3.6 million for the first quarter of 2010 reflecting a 15.1% contraction of our installed base that has contributed to lower electrodes sales. In addition, the January 2011 elimination of our direct sales force contributed to lower sales of medical devices. We shipped 26 devices, net, during the first quarter of 2011, compared with 75 devices, net, shipped during the first quarter of 2010. Although device shipments have decreased, the average selling price of devices sold in the first quarter of 2011 increased to about $3,600 from about $2,800 in the first quarter of 2010.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$1,255.5	$1,296.0	$(40.5)	(3.1)%

Gross margin	$1,649.3	$2,270.4	$(621.1)	(27.4)

Our cost of revenues decreased $40,500 to $1.3 million, or 43.2% of revenues, for the quarter ended March 31, 2011, compared to $1.3 million, or 36.3% of revenues for the same period in 2010. The decrease is due primarily to lower shipment volume, largely offset by the impact of higher electrode costs, which have increased by up to 20% due to lower production volumes, compared with the first quarter of 2010. Our gross margin percentage of 56.8% of revenues for the quarter ended March 31, 2011 decreased from 63.7% of revenues for the same period in 2010.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2011	2010	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,096.8	$1,674.5	$(577.7)	(34.5)%
Sales and marketing	1,874.6	3,240.3	(1,365.7)	(42.1)
General and administrative	1,382.1	2,139.6	(757.5)	(35.4)
Total operating expenses	$4,353.5	$7,054.4	$(2,700.9)	(38.3)

The restructuring instituted in January 2011 involved a 27% reduction in headcount, realignment of responsibilities, and a charge of approximately $2.2 million, which included charges for severance of $393,000 that was charged primarily to sales and marketing expense, and inventory of $1.8 million that was charged to cost of revenues. In accordance with generally accepted accounting principles, $2.0 million of the charge was recorded in the fourth quarter of 2010, and the remaining $185,000 in severance was recorded in the first quarter of 2011.

Research and Development

Research and development expenses for the quarters ended March 31, 2011 and 2010 were $1.1 million and $1.7 million, respectively. The comparative results included decreases of $390,000 in personnel related costs, $112,000 in costs of consulting and outside services, and $92,000 for licenses and fees.

Sales and Marketing

Sales and marketing expenses decreased to $1.9 million for the quarter ended March 31, 2011 from $3.2 million for the quarter ended March 31, 2010. Personnel costs decreased $885,000 and travel and entertainment costs decreased $312,000 as we eliminated our direct sales force in January 2011.  In addition, recruiting costs decreased $139,000, internal meeting costs decreased $90,000, and stock-based compensation decreased $68,000. These decreases were partially offset by a $167,000 increase in marketing consulting costs related to development of our new product for assessment of diabetic peripheral neuropathy.

General and Administrative

General and administrative expenses decreased to $1.4 million for the quarter ended March 31, 2011 from $2.1 million for the quarter ended March 31, 2010. This decrease included $205,000 from reduced personnel costs, reflecting reduced headcount, $188,000 from reduced professional fees, and $137,000 from reduced consulting and temporary labor. In addition, insurance costs decreased $110,000 and stock-based compensation decreased $66,000.

Interest Income

Interest income was $7,000 and $20,000 for the quarters ended March 31, 2011 and 2010, respectively. Interest income was earned from investments in cash equivalents and short-term investments.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2011, these totaled $15.1 million. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. Our ability to generate revenue will largely depend on the success of our ongoing shift in our business focus to diabetes, specifically detection and monitoring of diabetic neuropathy which is a common complication of the disease. At the same time, we will continue to support our neurodiagnostic business, which we intend to manage to optimize cash flow. A further decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	March 31, 2011	December 31, 2010	Change	% Change
	($ in thousands)

Cash and cash equivalents	$15,102.0	$16,986.8	$(1,884.8)	(11.1)%

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

During the first quarter of 2011, our cash and cash equivalents decreased by $1.9 million, primarily due to net cash used in operating activities.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the quarters ended March 31, 2011 and 2010, and the year ended December 31, 2010:

	Quarter Ended March 31,		Year Ended December 31,
	2011	2010	2010

Days sales outstanding (days) *	35	77	51
Inventory turnover rate (times per year)	2.3	1.1	2.0

* Accounts with traditional payment terms.

Our payment terms extended to our customers generally require payment within 30 days from invoice date. As is reflected in the table, DSO has improved significantly over the past year due to improved collection efforts.

Our inventory turnover rate for the quarter ended March 31, 2011 was 2.3 times per year, compared with 1.1 times per year for the quarter ended March 31, 2010 and 2.0 times per year for the year ended December 31, 2010. The increase in the inventory turnover rate for the quarter ended March 31, 2011 reflected a decreased inventory value, as well as the delayed delivery of inventory orders placed during the first quarter of 2011.

The following table sets forth information relating to the sources and uses of our cash:

	Quarter Ended March 31,
	2011	2010
	(in thousands)

Net cash used in operating activities	$(1,853.0)	$(4,733.9)
Net cash (used in) provided by investing activities	(25.6)	2,438.0
Net cash (used in) provided by financing activities	(6.2)	151.2

Our operating activities used $1.9 million in the quarter ended March 31, 2011. The primary drivers for the use of cash in our operating activities during the first quarter of 2011 were our net loss of $2.7 million, which included non-cash expenses of $145,000 for stock-based compensation and $115,000 for depreciation and amortization. In addition, cash was used in operating activities for a $109,000 decrease in net deferred revenue, deferred costs, and other. These cash outflows were partially offset by a $404,000 decrease in inventories and a $339,000 decrease in accounts receivable.

During the first quarter of 2011, our investing activities used $25,600 for the acquisition of fixed assets and our financing activities used $6,200 for capital lease payments.

We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash and cash equivalents, and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next twelve months. We are currently facing significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) changes in future revenues; (b) changes we make to our ongoing operating expenses; (c) changes in our business strategy; (d) regulatory developments affecting us and our products; (e) changes we make to research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we may need to raise additional funds to support operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through debt financing sources to increase the funds available to fund our operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, we may be forced to delay, scale back or eliminate our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. On March 31, 2011, the closing market price per share of our common stock was $0.52, as reported by the NASDAQ Capital Market

Prior to March 24, 2011 our common stock was listed on the NASDAQ Global Market. On September 24, 2010, we received a letter from NASDAQ indicating that for the preceding 30 consecutive business days, the bid price of our common shares closed below the minimum $1.00 per share requirement pursuant to NASDAQ Listing Rule 5450(a)(1) for continued inclusion on the NASDAQ Global Market. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we had an initial grace period of 180 calendar days, or until March 23, 2011, to regain compliance with the minimum bid price requirement. On March 23, 2011 our application to transfer to the NASDAQ Capital Market was accepted by NASDAQ. The NASDAQ Capital Market also has a minimum $1.00 per share bid price requirement for continued listing. The transfer to the NASDAQ Capital Market provided us an additional grace period of 180 calendar days, or until September 19, 2011, to regain compliance. We cannot be sure that our share price will comply with the requirements for continued listing of our common shares on the NASDAQ Capital Market in the future or that we will comply with the other continued listing requirements. If our common shares lose their status on the NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2011, we did not have any off-balance sheet financing arrangements.

See notes 7 and 9 of the notes to unaudited financial statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In September 2009, the Emerging Issues Task Force, or EITF, issued new rules pertaining to the accounting for revenue arrangements with multiple deliverables. The new rules provide an alternative method for establishing fair value of a deliverable when vendor specific objective evidence cannot be determined. The guidance provides for the determination of the best estimate of selling price to separate deliverables and allows the allocation of arrangement consideration using this relative selling price model. The guidance supersedes the prior multiple element revenue arrangement accounting rules that are currently used by us. The new guidance was adopted prospectively by us beginning January 1, 2011. Adoption has not had a material effect on our financial statements.

In September 2009, the EITF issued new rules to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionally. The new guidance was adopted prospectively by us beginning January 1, 2011. Adoption has not had a material effect on our financial statements.

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010. The new guidance was adopted prospectively by us beginning January 1, 2011. Adoption has not had a material effect on our financial statements.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses for the remainder of 2011 and beyond; our expectations surrounding the timeline by which our diabetic neuropathy product could be developed and commercially launched; our liquidity and our expectations regarding our needs for and ability to raise additional capital; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and factors described in our other public filings and in this report, as well as other factors that will be discussed in future reports filed with or furnished to the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable, and accrued expenses. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments with a maturity of twelve months or less and maintain an average maturity of twelve months or less. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 9 “Legal Matters” of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

NEUROMETRIX, INC.

Date: April 28, 2011	/s/ SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 28, 2011	/s/ THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1

First Modification to Loan and Security Agreement, dated March 1, 2011, by and between NeuroMetrix, Inc. and Comerica Bank, Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on March 3, 2011

31.1

Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

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