Form 10-Q
period 2011-06-30
NeuroMetrix, Inc.
filed 2011-07-28
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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
23,344,141 shares of common stock, par value $0.0001 per share, were outstanding as of July 21, 2011.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
NeuroMetrix, Inc.
Balance Sheets
(Unaudited)
	June 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$13,622,445	$16,986,809
Accounts receivable, net	1,056,932	1,592,564
Inventories	1,739,724	2,412,805
Prepaid expenses and other current assets	415,370	603,821
Current portion of deferred costs	54,332	81,194
Total current assets	16,888,803	21,677,193

Restricted cash	229,500	408,000
Fixed assets, net	625,729	731,975
Intangible assets, net	—	210,000
Deferred costs and other long-term assets	15,610	39,261
Total assets	$17,759,642	$23,066,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$174,870	$259,155
Accrued compensation	748,893	683,049
Accrued expenses	973,438	1,227,790
Current portion of deferred revenue	312,880	468,324
Current portion of capital lease obligation	19,493	19,093
Total current liabilities	2,229,574	2,657,411

Deferred revenue, net of current portion	84,695	171,797
Capital lease obligation, net of current portion	26,840	38,249
Total liabilities	2,341,109	2,867,457

Commitments and contingencies (Notes 7 and 9)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 23,344,141 and 23,197,537 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	2,334	2,320
Additional paid-in capital	139,154,459	138,800,937
Accumulated deficit	(123,738,260)	(118,604,285)
Total stockholders’ equity	15,418,533	20,198,972
Total liabilities and stockholders’ equity	$17,759,642	$23,066,429

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$2,571,840	$3,852,476	$5,476,686	$7,418,869

Cost of revenues	1,110,073	1,405,348	2,365,648	2,701,362

Gross margin	1,461,767	2,447,128	3,111,038	4,717,507

Operating expenses:
Research and development	1,123,509	1,658,050	2,220,331	3,332,531
Sales and marketing	1,479,519	3,143,484	3,354,129	6,383,821
General and administrative	1,301,476	2,176,074	2,683,571	4,315,653

Total operating expenses	3,904,504	6,977,608	8,258,031	14,032,005

Loss from operations	(2,442,737)	(4,530,480)	(5,146,993)	(9,314,498)

Interest income	6,019	11,409	13,018	31,398

Net loss	$(2,436,718)	$(4,519,071)	$(5,133,975)	$(9,283,100)

Per common share data, basic and diluted:

Net loss	$(0.11)	$(0.20)	$(0.22)	$(0.40)

Weighted average number of common shares outstanding, basic and diluted	23,111,866	23,038,106	23,107,629	23,023,275

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,133,975)	$(9,283,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,018	271,366
Intangible asset impairment	192,500	—
Stock-based compensation	338,002	604,529
Changes in operating assets and liabilities:
Accounts receivable	535,632	567,987
Inventories	673,081	(331,655)
Prepaid expenses and other current assets	188,451	(22,909)
Accounts payable	(84,285)	(365,060)
Accrued expenses and compensation	(188,508)	(189,280)
Deferred revenue, deferred costs, and other	(192,033)	(139,696)
Net cash used in operating activities	(3,462,117)	(8,887,818)

Cash flows from investing activities:
Maturities of investments	—	4,995,000
Purchases of fixed assets	(85,272)	(108,398)
Release of restricted cash	178,500	—
Net cash provided by investing activities	93,228	4,886,602

Cash flows from financing activities:
Proceeds from issuance of common stock	15,534	157,970
Payments on capital lease	(11,009)	(14,047)
Net cash (used in) provided by financing activities	4,525	143,923

Net decrease in cash and cash equivalents	(3,364,364)	(3,857,293)
Cash and cash equivalents, beginning of period	16,986,809	22,937,410
Cash and cash equivalents, end of period	$13,622,445	$19,080,117

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2011

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

The Company’s primary focus is diabetes, specifically detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. The Company views diabetes as representing the largest and fastest growing opportunity for its proprietary technology. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection and believes it is uniquely positioned to address the unmet need for a rapid, cost-effective, objective test for DPN. In June 2011, the Company achieved the marketing launch of NC-stat DPNCheck, which is a modified version of its NC-stat device designed for the assessment of systemic neuropathies, such as DPN, at the point-of-care. The Company anticipates that commercial shipments of this device for physician evaluations will begin late in the third quarter of 2011.

The Company currently markets a medical device cleared by the United States Food and Drug Administration, or FDA, which is used for the assessment of neuropathies. The Company’s ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The Company focuses its sales efforts for the ADVANCE System on physician offices and clinics. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to the Company’s servers for data archiving, report generation, and other network services. The Company sold a predecessor device, the NC-stat System, to a broad group of physicians from its initial market launch in May 1999 through September 2010. The Company’s NC-stat System is a point-of-care device for the performance of nerve conduction studies. The Company does not intend to support the NC-stat System beyond 2011 and therefore it is transitioning its NC-stat customers to the ADVANCE System. The Company’s neurodiagnostic equipment is used in over 3,400 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with its neurodiagnostic devices since 1999.

The Company believes that its current cash and cash equivalents of $13.6 million, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company is currently facing significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of its products and future revenues; (b) changes the Company makes to its business that affect ongoing operating expenses; (c) changes in the Company’s business strategy; (d) regulatory developments affecting the Company and its products; (e) changes the Company makes to research and development spending plans;  and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will likely need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2011, unaudited statements of operations for the quarters and six months ended June 30, 2011 and 2010 and the unaudited statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 7, 2011 (File No. 001-33351). The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

The Company’s payment terms extended to customers with traditional payment terms generally require payment within 30 days from invoice date. In addition, from the fourth quarter of 2009 through July 2010, the Company offered extended payment terms of up to one year for new customers placing large dollar value orders for a combination of medical equipment and consumables. Typically these sales involved installment payments in 12 equal monthly amounts. Revenues were recognized upon shipment provided the selling price was fixed or determinable, persuasive evidence of an arrangement existed, delivery had occurred and risk of loss had passed, collection of the resulting receivables was reasonably assured, and product returns were reasonably estimable. In developing parameters for revenue recognition, the Company relied on its historical experience for similar arrangements. As of June 30, 2011, accounts receivable, net included $28,000, net of accounts under extended payment terms.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The new guidance is to be adopted prospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. The new guidance is to be adopted retrospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-05 will have a material effect on its financial statements.

2.	Comprehensive Loss

For the quarters and six months ended June 30, 2011 and 2010, the Company had no components of other comprehensive income or loss other than net loss.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding instruments such as options, warrants, and restricted stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Options	3,377,794	3,538,877	3,428,973	3,407,177
Warrants	8,582,882	8,582,882	8,582,882	8,582,882
Unvested restricted stock	188,192	59,563	170,451	29,946
Total	12,148,868	12,181,322	12,182,306	12,020,005

4.	Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Purchased components	$155,503	$457,852
Finished goods	1,584,221	1,954,953
	$1,739,724	$2,412,805

5.	Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company has been amortizing these intangible assets using the straight-line method over their economic lives, which was estimated to be five years. Research and development expenses included amortization of this technological and intellectual property of $17,500 and $35,000 for the quarter and six months ended June 30, 2010, respectively, and $17,500 for the quarter and six months ended June 30, 2011.  During the quarter ended June 30, 2011,  the Company recorded an impairment charge of $192,500 for the remaining unamortized balance of these assets following a decision made during the second quarter of 2011 by the Company to terminate development work related to this technology. This charge was recorded in research and development expenses.

6.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010

Intellectual property fees	$375,000	$250,000
Professional services	282,077	284,290
Customer net credit balances	88,079	212,302
Sales taxes	58,924	76,805
Supplier obligations	25,000	195,000
Other	144,358	209,393
	$973,438	$1,227,790

7.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period July 2011 through March 2013 will range from $735,000 to $765,000 annually.

Future minimum lease payments under noncancelable operating leases as of June 30, 2011 are as follows:

2011 (remaining six months)	$367,500
2012	757,500
2013	191,250
Total minimum lease payments	$1,316,250

On April 2, 2011, $178,500 of restricted cash was released under terms of the lease for the Company’s Massachusetts headquarters building.

8.	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, the fair values of the Company’s assets and liabilities are determined by Level 1 inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, as required by generally accepted accounting principles. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The carrying amounts of financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other liabilities, approximated their fair value at June 30, 2011 and December 31, 2010. The Company currently has no financial instruments subject to fair value measurement on a recurring or nonrecurring basis.

		Fair Value Measurements at June 30, 2011 Using
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,489,790	$4,489,790	$—	$—
Total	$4,489,790	$4,489,790	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,010,213	$13,010,213	$—	$—
Total	$13,010,213	$13,010,213	$—	$—

9.	Legal Matters

As previously disclosed in the Company's filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, the defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. Oral arguments on the plaintiffs' appeal were conducted on September 15, 2010. On March 18, 2011, the Court of Appeals for the First Circuit affirmed the District Court’s dismissal of the amended complaint. On April 1, 2011, the plaintiffs filed a petition for rehearing en banc with the First Circuit, seeking a rehearing of their appeal by the full members of the First Circuit court. The defendants’ response to that petition was filed on April 25, 2011. On May 26, 2011, the Court denied the plaintiffs’ request for a rehearing.

The litigation process is inherently uncertain, and the Company cannot guarantee that the outcome of the above lawsuit will be favorable for the Company or that it will not be material to its business, results of operations, or financial position. However, the Company does not believe that a loss related to this litigation is probable. Accordingly, no accrual relating to this matter has been recorded at June 30, 2011.

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

The following table provides a rollforward of the liability balance for restructuring actions taken in January 2011 and in December 2010, substantially all of which were recorded as sales and marketing expense in the Company’s Statement of Operations. The balance as of June 30, 2011 will be paid out in semi-monthly installments through October 31, 2011.

	Quarter Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Balance – beginning	$145,833	$208,333
Accrual for severance	—	184,656
Severance payments made	(62,499)	(309,655)
Balance at June 30, 2011	$83,334	$83,334

12.	Equity

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. On June 30, 2011, the closing market price per share of our common stock was $0.41, as reported by the NASDAQ Capital Market. The NASDAQ Capital Market has provided us a grace period extending to September 19, 2011, to regain compliance with the minimum bid price rule. At our annual meeting held on May 16, 2011, our stockholders approved an amendment to our amended and restated certificate of incorporation, as amended, and authorized our board of directors, if in their judgment it is necessary, to effect a reverse stock split of our common stock, $0.0001 par value per share, at a ratio in the range of 1:2 to 1:8, such ratio to be determined in the discretion of our board of directors. Our board of directors' decision as to whether and when to effect the reverse stock split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock, and the continued listing requirements of the NASDAQ Capital Market. The reverse stock split, if deemed by the board of directors to be in the best interests of the Company and its stockholders, will be effected, if at all, at a time that is not later than twelve months from May 16, 2011.

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

Our primary focus is diabetes, specifically the detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. We view diabetes as representing the largest and fastest growing opportunity for our proprietary technology as countries around the world struggle to cope with an epidemic of Type II diabetes. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. We have over a decade of experience in neuropathy detection and believe we are uniquely positioned to address the unmet need for a rapid, cost-effective, objective test for DPN. In June 2011, we achieved the marketing launch of NC-stat DPNCheck, which is a modified version of our NC-stat device designed for assessment of systemic neuropathies such as DPN at the point-of-care. We anticipate that commercial shipments of this device for physician evaluations will begin late in the third quarter of 2011. In support of our efforts, we have assembled a scientific advisory board of international experts and are recruiting a dedicated endocrinology sales force.

In January 2011, we restructured our historical neurodiagnostic activities to more efficiently focus on supporting our installed base of active accounts and to reduce cash consumption. This involved reductions in staffing, reassignment of responsibilities and the elimination of our U.S. direct sales force. Our goal is to manage neurodiagnostics to achieve a positive net cash contribution while maintaining a high standard of customer support. For the six months ended June 30, 2011, our neurodiagnostics activities generated a positive net cash contribution to the Company. We believe we are on track to achieve a positive cash contribution for the full year 2011.

Within neurodiagnostics we currently market a medical device cleared by the FDA which is used for the assessment of neuropathies such as carpal tunnel syndrome, diabetes, and sciatica. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. We focus our sales efforts for the ADVANCE System on physician offices and clinics. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to our servers for data archiving, report generation, and other network services. We sold a predecessor device, the NC-stat System, to a broad group of physicians from its initial market launch in May 1999 through September 2010. Our NC-stat System is a point-of-care device for the performance of nerve conduction studies. We do not intend to support the NC-stat System beyond 2011 and are transitioning our NC-stat customers to the ADVANCE System. Our neurodiagnostic equipment is used in over 3,400 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999.

Results of Operations

Comparison of Quarters Ended June 30, 2011 and 2010

Revenues

The following table presents a historical view of our active customers and studies performed:

	Year Ending December 31, 2011		Year Ended December 31, 2010
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter

Installed base (active testing accounts)	3,419	3,658	3,875	4,044	4,167
Patient studies	27,765	29,852	28,041	32,064	34,638

The following table summarizes our revenues:

	Quarters Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$2,571.8	$3,852.5	$(1,280.7)	(33.2)%

Revenues include sales of medical equipment consisting of sales of the ADVANCE device and, in 2010, the NC-stat device, accessories, extended service agreements, and sales of consumables consisting of various electrodes, which are used with our ADVANCE and NC-stat Systems, and EMG needles which are used with our ADVANCE System. Revenues for the second quarter of 2011 declined $1.3 million to $2.6 million, compared to $3.9 million for the second quarter of 2010 reflecting an 18% contraction of our installed base that has contributed to lower electrodes sales. In addition, the January 2011 elimination of our direct sales force contributed to lower sales of medical devices. We shipped 18 devices, net, during the second quarter of 2011, compared with 77 devices, net, during the second quarter of 2010. For the full year 2011, we expect neurodiagnostics revenue in the range of $9 million to $10 million.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$1,110.1	$1,405.3	$(295.2)	(21.0)%
Gross margin	$1,461.8	$2,447.1	$(985.3)	(40.3)

Our cost of revenues decreased $295,200 to $1.1 million, or 43.2% of revenues, for the quarter ended June 30, 2011, compared to $1.4 million, or 36.5% of revenues for the same period in 2010. The decrease is due primarily to lower shipment volume, partially offset by the impact of higher electrode costs due to reduced purchasing volume, compared with the second quarter of 2010. Our gross margin percentage of 56.8% of revenues for the quarter ended June 30, 2011 decreased from 63.5% of revenues for the same period in 2010. We expect our gross margin percentage to be in the mid 50% range over the remainder of 2011.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,123.5	$1,658.0	$(534.5)	(32.2)%
Sales and marketing	1,479.5	3,143.5	(1,664.0)	(52.9)
General and administrative	1,301.5	2,176.1	(874.6)	(40.2)
Total operating expenses	$3,904.5	$6,977.6	$(3,073.1)	(44.0)

For the full year 2011, we expect operating expenses in the range of $17 million to $18 million trending upward from the third quarter onward, as we launch NC-stat DPNCheck into the diabetes market.

Research and Development

Research and development expenses for the quarters ended June 30, 2011 and 2010 were $1.1 million and $1.7 million, respectively. The comparative results included decreases of $435,000 in personnel related costs, $141,000 in expenditures for clinical studies and product development costs, and $88,000 in costs of consulting and outside services. These decreases were partially offset by an impairment charge of $192,500 to write off the remaining value of intangible assets following a decision made in the second quarter of 2011 to terminate development efforts relating to certain technological and intellectual property assets acquired in 2009. We expect our research and development expenses to increase during the second half of 2011 for clinical costs related to NC-stat DPNCheck.

Sales and Marketing

Sales and marketing expenses decreased to $1.5 million for the quarter ended June 30, 2011 from $3.1 million for the quarter ended June 30, 2010. Personnel costs decreased $1.2 million and travel and entertainment costs decreased $148,000 as we eliminated our direct sales force in January 2011.  In addition, recruiting costs decreased $114,000, advertising and promotions costs decreased $86,000, and consulting costs decreased $84,000. We expect our sales and marketing expenses to increase during the second half of 2011 due to the addition of a dedicated endocrinology sales force for promotion of NC-stat DPNCheck.

General and Administrative

General and administrative expenses decreased to $1.3 million for the quarter ended June 30, 2011 from $2.2 million for the quarter ended June 30, 2010. This decrease included $212,000 from personnel costs, reflecting reduced headcount, $139,000 from insurance costs due to lower negotiated premiums, $152,000 from professional fees, $113,000 from supplies and equipment costs, $96,000 from bad debt expense, $43,000 from taxes, licenses, and fees, $33,000 from stock-based compensation, and $37,000 from consulting and temporary labor costs. General and administrative expenses may increase modestly over the second half of 2011 reflecting seasonal spending patterns which are weighted more heavily toward year-end.

Interest Income

Interest income was $6,000 for the quarter ended June 30, 2011 and $11,000 for the quarter ended June 30, 2010.  Interest income was earned from investments in cash equivalents and short-term investments.

Comparison of Six Months Ended June 30, 2011 and 2010

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$5,476.7	$7,418.9	$(1,942.2)	(26.2)%

Revenues for the six months ended June 30, 2011 declined $1.9 million to $5.5 million, compared with $7.4 million for the six months ended June 30, 2010, which reflects an 18% contraction of our installed base that has contributed to lower electrodes sales. In addition, the elimination of our direct sales force in January 2011 contributed to our lower sales of medical devices. We shipped 44 devices, net, during the first six months of 2011, compared with 152 devices, net, during the first six months of 2010. For the full year 2011, we expect neurodiagnostics revenue in the range of $9 million to $10 million.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$2,365.6	$2,701.4	$(335.8)	(12.4)%
Gross margin	$3,111.0	$4,717.5	$(1,606.5)	(34.1)

Our cost of revenues decreased $335,800 to $2.4 million, or 43.2% of revenues, for the first six months of 2011, compared with $2.7 million, or 36.4% of revenues for the same period in 2010. This decrease is due primarily to lower shipment volume, largely offset by the impact of higher electrode costs due to reduced purchasing volume, compared with the first six months of 2010. Our gross margin percentage of 56.8% of revenues for the first six months of 2011 decreased from 63.6% of revenues for the same period in 2010. We expect our gross margin percentage to be in the mid 50% range over the remainder of 2011.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2011	2010	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,220.3	$3,332.5	$(1,112.2)	(33.4)%
Sales and marketing	3,354.1	6,383.8	(3,029.7)	(47.5)
General and administrative	2,683.6	4,315.7	(1,632.1)	(37.8)
Total operating expenses	$8,258.0	$14,032.0	$(5,774.0)	(41.1)

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

For the full year 2011, we expect operating expenses in the range of $17 million to $18 million trending upward from the third quarter onward, as we launch NC-stat DPNCheck into the diabetes market.

Research and Development

Research and development expenses for the six months ended June 30, 2011 and 2010 were $2.2 million and $3.3 million, respectively. The comparative results included decreases of $825,000 in personnel related costs, $200,000 in costs of consulting and outside services, $111,000 for clinical studies and product development costs, $95,000 for licenses and fees, and $66,000 for stock-based compensation. These decreases were partially offset by an impairment charge of $192,500 to write off the remaining value of intangible assets following a decision made in the second quarter of 2011 to terminate development efforts relating to certain technological and intellectual property assets acquired in 2009. We expect our research and development expenses to increase during the second half of 2011 for clinical costs related to NC-stat DPNCheck.

Sales and Marketing

Sales and marketing expenses decreased to $3.4 million for the six months ended June 30, 2011 from $6.4 million for the six months ended June 30, 2010. Personnel costs decreased $2.1 million and travel and entertainment costs decreased $460,000 as we eliminated our direct sales force in January 2011.  In addition, recruiting costs decreased $255,000, advertising and promotions costs decreased $110,000, and stock-based compensation decreased $102,000. We expect our sales and marketing expenses to increase during the second half of 2011 due to the addition of a dedicated endocrinology sales force for promotion of NC-stat DPNCheck.

General and Administrative

General and administrative expenses decreased to $2.7 million for the six months ended June 30, 2011 from $4.3 million for the six months ended June 30, 2010. This decrease included $417,000 from personnel costs, reflecting reduced headcount, $340,000 from professional fees, $249,000 from insurance costs, $181,000 from consulting and temporary labor costs, $98,000 from stock-based compensation, $96,000 from supplies and equipment costs, $68,000 from taxes, licenses, and fees, $62,000 from recruiting costs, $38,000 from board fees, and $29,000 from bad debt expense. General and administrative expenses may increase modestly over the second half of 2011 reflecting seasonal spending patterns which are weighted more heavily toward year-end.

Interest Income

Interest income was $13,000 for the six months ended June 30, 2011 and $31,000 for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2011, cash and cash equivalents totaled $13.6 million. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. Our ability to generate revenue will largely depend on the success of our ongoing shift in our business focus to diabetes, specifically detection and monitoring of diabetic neuropathy which is a common complication of the disease. At the same time, we will continue to support our neurodiagnostic business, which we intend to manage to optimize cash flow. A further decrease in demand for our products or unanticipated increases in our operating costs would likely have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	June 30, 2011	December 31, 2010	Change	% Change
	($ in thousands)

Cash and cash equivalents	$13,622.4	$16,986.8	$(3,364.4)	(19.8)%

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

During the first six months of 2011, our cash and cash equivalents decreased by $3.4 million, primarily due to net cash used in operating activities.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the quarters ended June 30, 2011 and 2010, and the year ended December 31, 2010:

	Quarter Ended June 30,		Year Ended December 31,
	2011	2010	2010

Days sales outstanding (days) *	38	48	51
Inventory turnover rate (times per year)	2.4	1.1	2.0

* Accounts with traditional payment terms.

Our payment terms extended to our customers generally require payment within 30 days from invoice date. As is reflected in the table, DSO has improved over the past year due to improved collection efforts.

Our inventory turnover rate for the quarter ended June 30, 2011 was 2.4 times per year, compared with 1.1 times per year for the quarter ended June 30, 2010 and 2.0 times per year for the year ended December 31, 2010. The increase in the inventory turnover rate for the quarter ended June 30, 2011 reflects improved inventory management.

The following table sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2011	2010

	(in thousands)

Net cash used in operating activities	$(3,462.1)	$(8,887.8)
Net cash provided by investing activities	93.2	4,886.6
Net cash (used in) provided by financing activities	(4.5)	143.9

Our operating activities used $3.5 million in the six months ended June 30, 2011. The primary drivers for the use of cash in our operating activities during the first six months of 2011 were our net loss of $5.1 million, which included non-cash expenses of $338,000 for stock-based compensation, $209,000 for depreciation and amortization, and $192,500 for an intangible asset impairment charge. Cash outflows were partially offset by reduced working capital balances, particularly a $673,000 decrease in inventories due to improved management of inventories and a $536,000 decrease in accounts receivable reflecting lower sales and improved collection efforts. For the six months ended June 30, 2010, our operating activities used $8.9 million in cash. This use of cash resulted largely from the net loss for the six months of $9.3 million.

During the first six months of 2011, our investing activities included a $178,500 increase in cash resulting from a release of restricted cash, partially offset by $85,000 used for the acquisition of fixed assets. For the six months ended June 30, 2010, our investing activities provided $4.9 million in cash. This source of cash resulted primarily from $5.0 million provided by the maturities of investments.

During the first six months of 2011, our financing activities generated $16,000 from the issuance of common stock and used $11,000 for capital lease payments. For the six months ended June 30, 2010, our financing activities generated $158,000 from the issuance of common stock and used $14,000 for capital lease payments.

We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash and cash equivalents, and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next twelve months. We are currently facing significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and future revenues; (b) changes we make to our business that affect ongoing operating expenses; (c) changes in our business strategy; (d) regulatory developments affecting us and our products; (e) changes we make to research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will likely need to raise additional funds to support operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through debt financing sources to increase the funds available to fund our operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, we may be forced to delay, scale back or eliminate our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. On June 30, 2011, the closing market price per share of our common stock was $0.41, as reported by the NASDAQ Capital Market. The NASDAQ Capital Market has provided us a grace period extending to September 19, 2011, to regain compliance with the minimum bid price rule. At our annual meeting held on May 16, 2011, our stockholders approved an amendment to our amended and restated certificate of incorporation, as amended, and authorized our board of directors, if in their judgment it is necessary, to effect a reverse stock split of our common stock, $0.0001 par value per share, at a ratio in the range of 1:2 to 1:8, such ratio to be determined in the discretion of our board of directors. Our board of directors' decision as to whether and when to effect the reverse stock split will be based on a number of factors, including market conditions, existing and expected trading prices for our common stock, and the continued listing requirements of the NASDAQ Capital Market. The reverse stock split, if deemed by the board of directors to be in the best interests of the Company and its stockholders, will be effected, if at all, at a time that is not later than twelve months from May 16, 2011. Even if the reverse stock split is effected, we cannot be sure that our share price will comply with the requirements for continued listing of our common shares on the NASDAQ Capital Market in the future or that we will comply with the other continued listing requirements. If our common shares lose their status on the NASDAQ Capital Market, our common shares would likely trade in the over-the-counter market.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

As of June 30, 2011, we did not have any off-balance sheet financing arrangements.

See notes 7 and 9 of the notes to unaudited financial statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

Refer to Note 1, Business and Basis of Presentation, of the Notes to Unaudited Financial Statements for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses for the remainder of 2011 and beyond; our expectations surrounding the timeline by which our diabetic neuropathy product could be commercially launched; our liquidity and our expectations regarding our needs for and ability to raise additional capital; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and factors described in our other public filings and in this report, as well as other factors that will be discussed in future reports filed with or furnished to the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

NEUROMETRIX, INC.

Date: July 28, 2011	/s/ SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: July 28, 2011	/s/ THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets (unaudited) as of June 30, 2011 and December 31, 2010, (ii) Statement of Operations for the six months ended June 30, 2011 and 2010, (iii) Statement of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.