Form 10-Q
period 2011-09-30
NeuroMetrix, Inc.
filed 2011-10-27
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
3,888,082 shares of common stock, par value $0.0001 per share, were outstanding as of October 20, 2011.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements
NeuroMetrix, Inc.
Balance Sheets
(Unaudited)
	September 30, 2011	December 31, 2010

Assets
Current assets:
Cash and cash equivalents	$11,714,782	$16,986,809
Accounts receivable, net	993,043	1,592,564
Inventories	2,002,789	2,412,805
Prepaid expenses and other current assets	587,989	603,821
Current portion of deferred costs	43,639	81,194
Total current assets	15,342,242	21,677,193

Restricted cash	229,500	408,000
Fixed assets, net	565,764	731,975
Intangible assets, net	—	210,000
Deferred costs and other long-term assets	11,748	39,261
Total assets	$16,149,254	$23,066,429

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$460,913	$259,155
Accrued compensation	864,645	683,049
Accrued expenses	1,349,058	1,227,790
Current portion of deferred revenue	245,080	468,324
Current portion of capital lease obligation	20,006	19,093
Total current liabilities	2,939,702	2,657,411

Deferred revenue, net of current portion	65,692	171,797
Capital lease obligation, net of current portion	23,128	38,249
Total liabilities	3,028,522	2,867,457

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,888,082 and 3,866,256 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	389	387
Additional paid-in capital	139,289,445	138,802,870
Accumulated deficit	(126,169,102)	(118,604,285)
Total stockholders’ equity	13,120,732	20,198,972
Total liabilities and stockholders’ equity	$16,149,254	$23,066,429

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$2,560,226	$3,414,335	$8,036,912	$10,833,204

Cost of revenues	1,156,119	1,347,816	3,521,767	4,049,178

Gross margin	1,404,107	2,066,519	4,515,145	6,784,026

Operating expenses:
Research and development	829,556	1,475,640	3,049,887	4,808,171
Sales and marketing	1,810,653	2,535,810	5,164,782	8,919,631
General and administrative	1,199,676	1,589,723	3,883,247	5,905,376

Total operating expenses	3,839,885	5,601,173	12,097,916	19,633,178

Loss from operations	(2,435,778)	(3,534,654)	(7,582,771)	(12,849,152)

Interest income	4,936	13,983	17,954	45,381

Net loss before taxes	(2,430,842)	(3,520,671)	(7,564,817)	(12,803,771)

Income tax benefit	—	120,490	—	120,490

Net loss	$(2,430,842)	$(3,400,181)	$(7,564,817)	$(12,683,281)

Per common share data, basic and diluted:

Net loss	$(0.63)	$(0.89)	$(1.96)	$(3.30)

Weighted average number of common shares outstanding, basic and diluted	3,859,682	3,839,684	3,854,106	3,838,045

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(7,564,817)	$(12,683,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	299,754	396,645
Intangible asset impairment	192,500	—
Stock-based compensation	471,043	895,171
Changes in operating assets and liabilities:
Accounts receivable	599,521	999,962
Inventories	410,016	58,857
Prepaid expenses and other current assets	15,832	(341,078)
Accounts payable	201,758	(439,421)
Accrued expenses and compensation	302,864	(196,630)
Deferred revenue, deferred costs, and other	(264,281)	(198,848)
Net cash used in operating activities	(5,335,810)	(11,508,623)

Cash flows from investing activities:
Maturities of investments	—	7,495,000
Purchases of fixed assets	(116,043)	(135,787)
Release of restricted cash	178,500	—
Net cash provided by investing activities	62,457	7,359,213

Cash flows from financing activities:
Proceeds from issuance of common stock	15,534	157,970
Payments on capital lease	(14,208)	(21,897)
Net cash provided by financing activities	1,326	136,073

Net decrease in cash and cash equivalents	(5,272,027)	(4,013,337)
Cash and cash equivalents, beginning of period	16,986,809	22,937,410
Cash and cash equivalents, end of period	$11,714,782	$18,924,073

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2011

1.	Business and Basis of Presentation

Our Business – An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. It is a science-based health care company transforming patient care through neurotechnology. The Company develops and markets innovative products for the detection, diagnosis, and monitoring of peripheral nerve disorders such as those associated with diabetes and carpal tunnel syndrome.

The Company’s primary focus is diabetes, specifically the detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. The Company views diabetes as representing the largest and fastest growing opportunity for its proprietary technology. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection starting with approval in 1999 by the United States Food and Drug Administration, or FDA, of  the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies. In support of its efforts, the Company has hired a dedicated endocrinology and podiatry sales force and, in September 2011, the Company commercially launched NC-stat DPNCheck, which is a rapid, low cost, modified version of its NC-stat device designed to assess systemic neuropathies, such as DPN, at the point-of-care. The Company is focusing its initial sales efforts for NC-stat DPNCheck on endocrinologists and podiatrists because of their high concentration of diabetes patients and focus on DPN. The Company’s sales process for NC-stat DPNCheck starts with a 30-day, no-charge physician evaluation. All third quarter NC-stat DPNCheck shipments were under terms of physician evaluation agreements. The Company expects to record its first revenue from sales of NC-stat DPNCheck in the fourth quarter of 2011.

The Company’s ADVANCE™ NCS/EMG System, or the ADVANCE System, has also been cleared by the FDA and is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The Company focuses its sales efforts for the ADVANCE System on physician offices and clinics. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to the Company’s servers for data archiving, report generation and other network services. The Company does not intend to support the original NC-stat System beyond 2011 and therefore it is transitioning its NC-stat customers to the ADVANCE System.

The Company’s neurodiagnostic equipment is used in approximately 3,200 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with the Company’s neurodiagnostic devices since 1999.

The Company believes that its current cash and cash equivalents of $11.7 million and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of its products and future revenues; (b) changes the Company makes to its business that affect ongoing operating expenses; (c) changes in the Company’s business strategy; (d) regulatory developments affecting the Company and its products; (e) changes the Company makes to research and development spending plans;  and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will likely need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund its operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2011, unaudited statements of operations for the quarters and nine months ended September 30, 2011 and 2010 and the unaudited statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split (see Note 12, Reverse Stock Split, for further details). Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 7, 2011. The accompanying balance sheet as of December 31, 2010 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP.

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the sale of the ADVANCE devices to customers and distributors are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight-line basis over the estimated period of time the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

Revenues associated with the sale of the NC-stat DPNCheck devices will be recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

Revenues also include sales of consumables, including single use nerve specific electrodes, EMG needles, and other accessories. These revenues are recognized upon shipment provided that the fee is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

When multiple elements are contained in a single arrangement, the Company allocates revenue between the elements based on their relative selling prices. The Company determines selling price using vendor specific objective evidence, or VSOE, if it is available, third-party evidence, or TPE, if VSOE is not available, and best estimate of selling price, or BESP, if neither VSOE nor TPE are available. The Company generally expects that it will not be able to establish TPE due to the nature of the markets in which it competes, and, as such, it will typically determine selling price using VSOE or if not available, BESP. The objective of BESP is to determine the selling price of a deliverable on a standalone basis. The Company’s determination of BESP involves a weighting of several factors based on the specific facts and circumstances of an arrangement. Specifically, the Company considers the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, the Company’s ongoing pricing strategy, the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold.

The Company extends to customers traditional payment terms which generally require payment within 30 days from invoice date. In addition, from the fourth quarter of 2009 through July 2010, the Company offered extended payment terms of up to one year for new customers placing large dollar value orders for a combination of medical equipment and consumables. Typically these sales involved installment payments in 12 equal monthly amounts. Revenues were recognized upon shipment provided the selling price was fixed or determinable, persuasive evidence of an arrangement existed, delivery had occurred and risk of loss had passed, collection of the resulting receivables was reasonably assured, and product returns were reasonably estimable. In developing parameters for revenue recognition, the Company relied on its historical experience for similar arrangements. As of September 30, 2011, accounts receivable, net included $25,000, net of accounts under extended payment terms.

Certain product sales are made with a 30-day right of return. Because the Company can reasonably estimate future returns, the Company recognizes revenues associated with product sales that contain a right of return upon shipment and at the same time reduces revenue and accounts receivable by the amount of estimated returns.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements”, or ASU 2010-06. ASU 2010-06 requires new disclosures regarding significant transfers in and out of Levels 1 and 2, as well as information about activity in Level 3 fair value measurements, including presenting information about purchases, sales, issuances, and settlements on a gross versus a net basis in the Level 3 activity roll forward. In addition, ASU 2010-06 also clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. ASU No. 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures pertaining to purchases, sales, issuances, and settlements in the rollforward of Level 3 activity, which were effective for interim and annual periods beginning after December 15, 2010. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, or ASU 2011-04. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The new guidance is to be adopted prospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-04 will have a material effect on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) —Presentation of Comprehensive Income.” ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. The new guidance is to be adopted retrospectively, effective for interim and annual periods beginning after December 15, 2011. The Company does not believe adoption of ASU 2011-05 will have a material effect on its financial statements.

2.	Comprehensive Loss

For the quarters and nine months ended September 30, 2011 and 2010, the Company had no components of other comprehensive income or loss other than net loss.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of outstanding instruments such as options, warrants, and restricted stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented. See Note 12 regarding the reverse split of the Company’s common stock which occurred on September 1, 2011.

	Quarters Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Options	536,917	578,453	559,955	571,431
Warrants	1,430,480	1,430,480	1,430,480	1,430,480
Unvested restricted stock	30,169	10,037	28,443	6,691
Total	1,997,566	2,018,970	2,018,878	2,008,602

4.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Purchased components	$339,603	$457,852
Finished goods	1,663,186	1,954,953
	$2,002,789	$2,412,805

5.	Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company had been amortizing these intangible assets using the straight-line method over their economic lives, which was estimated to be five years. Research and development expenses included amortization of this technological and intellectual property of $17,500 and $52,500 for the quarter and nine months ended September 30, 2010, respectively, and $17,500 for the nine months ended September 30, 2011. Following its decision to terminate development work related to this technology, the Company recorded within research and development expense in the second quarter of 2011 an impairment charge of $192,500 for the remaining unamortized balance of these assets.

6.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2011	December 31, 2010

Intellectual property fees	$416,667	$250,000
Professional services	313,301	284,290
Customer net credit balances	65,540	212,302
Sales taxes	52,814	76,805
Supplier obligations	379,798	195,000
Other	120,938	209,393
	$1,349,058	$1,227,790

7.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period October 2011 through March 2013 will range from $735,000 to $765,000 annually.

Future minimum lease payments under noncancelable operating leases as of September 30, 2011 are as follows:

2011 (remaining three months)	$183,750
2012	757,500
2013	191,250
Total minimum lease payments	$1,132,500

On April 2, 2011, $178,500 of restricted cash was released under terms of the lease for the Company’s Massachusetts headquarters building.

8.	Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value. In general, the fair values of the Company’s assets and liabilities are determined by Level 1 inputs that utilize quoted prices (unadjusted) in active markets for identical assets or liabilities, as required by GAAP. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates, and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The carrying amounts of financial assets and liabilities, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and other liabilities, approximated their fair value at September 30, 2011 and December 31, 2010. The Company currently has no financial instruments subject to fair value measurement on a recurring or nonrecurring basis.

		Fair Value Measurements at September 30, 2011 Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,190,391	$2,190,391	$—	$—
Total	$2,190,391	$2,190,391	$—	$—

		Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$13,010,213	$13,010,213	$—	$—
Total	$13,010,213	$13,010,213	$—	$—

9.	Legal Matters

As previously disclosed in the Company's filings with the Securities and Exchange Commission, or SEC, on March 17, 2008, a putative securities class action complaint was filed in the United States District Court for the District of Massachusetts against the Company and certain of its current and former officers. On March 27, 2008, a related putative securities class action complaint was filed in the same court, against the same defendants. These two actions were subsequently consolidated, and the court appointed a lead plaintiff. On November 10, 2008, a consolidated amended class action complaint was filed, which alleged, among other things, that between October 27, 2005 and February 12, 2008, the defendants violated the federal securities laws by allegedly making false and misleading statements and failing to disclose material information to the investing public. The plaintiffs sought unspecified damages. On January 30, 2009, the Company filed a motion to dismiss the consolidated amended complaint on the grounds, among others, that it failed to state a claim on which relief can be granted. On December 8, 2009, the Court entered an order granting defendants' motion to dismiss and dismissing the consolidated amended complaint in its entirety with prejudice. The plaintiffs filed a notice of appeal with the United States Court of Appeals for the First Circuit on January 6, 2010. Oral arguments on the plaintiffs' appeal were conducted on September 15, 2010. On March 18, 2011, the Court of Appeals for the First Circuit affirmed the District Court’s dismissal of the amended complaint. On April 1, 2011, the plaintiffs filed a petition for rehearing en banc with the First Circuit, seeking a rehearing of their appeal by the full members of the First Circuit court. The defendants’ response to that petition was filed on April 25, 2011. On May 26, 2011, the Court denied the plaintiffs’ request for a rehearing. The plaintiffs had until August 24, 2011 to file an appeal with the United States Supreme Court, but no appeal was filed. As a result, all legal action related to this lawsuit has concluded.

10.	Credit Facility

In order to supplement the Company’s access to capital, on March 5, 2010, it entered into a Loan and Security Agreement, or the Credit Facility, with a bank, which permits the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was extended for one year on March 1, 2011 and will expire on March 2, 2012. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment.  The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity are to be maintained by the Company. As of September 30, 2011, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility.

11.	Business Restructuring

In December 2010 and January 2011, the Company restructured its neurodiagnostic activities resulting in the elimination of twenty- five employee positions. Restructuring charges totaled $2.2 million related to severance costs and inventory. Approximately $2.0 million, consisting of $208,000 in severance and $1.8 million in inventory charges, was recorded as of December 31, 2010 and the balance of approximately $185,000 in severance was recorded in the first quarter of 2011.

The following table provides a rollforward of the liability balance for these restructuring actions, substantially all of which were recorded as sales and marketing expense in the Company’s Statement of Operations. The balance as of September 30, 2011 will be paid out by October 31, 2011.

	Quarter Ended	Nine Months Ended
	September 30, 2011	September 30, 2011

Balance – beginning	$83,334	$208,333
Accrual for severance	—	184,656
Severance payments made	(62,501)	(372,156)
Balance at September 30, 2011	$20,833	$20,833

12.	Reverse Stock Split

The Company’s common stock is quoted on the The NASDAQ Stock Market LLC, or NASDAQ, Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. Because the Company’s common stock had been trading below $1.00, on September 1, 2011, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-6 reverse stock split of its common stock, or the Reverse Stock Split. This action had previously been approved by the Company’s stockholders at the Company’s annual meeting held on May 16, 2011. As a result of the Reverse Stock Split, every six shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 23,331,646. These were adjusted to 3,888,607 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on September 2, 2011. Share, per share, and stock option amounts for all periods presented within this quarterly report on Form 10-Q and the December 31, 2010 Balance Sheet amounts for common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Stock Split.

On September 19, 2011, the Company received a letter from NASDAQ indicating that it had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. The Company’s common stock continues to be listed on NASDAQ.

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

Overview

We are a science-based health care company transforming patient care through neurotechnology. We develop and market innovative products for the detection, diagnosis, and monitoring of peripheral nerve disorders such as those associated with diabetes and carpal tunnel syndrome.

Our primary focus is diabetes, specifically the detection and monitoring of diabetic peripheral neuropathy, or DPN, which is a common complication of the disease. We view diabetes as representing the largest and fastest growing opportunity for our proprietary technology as countries around the world struggle to cope with an epidemic of Type II diabetes. Neuropathy is a common and serious complication of the disease that may lead to foot ulcers and limb amputation. We have over a decade of experience in neuropathy detection starting with approval in 1999 by the United States Food and Drug Administration, or FDA, of  the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies. In support of our efforts, we have hired a dedicated endocrinology and podiatry sales force and, in September 2011, we commercially launched NC-stat DPNCheck, which is a rapid, low cost, modified version of our NC-stat device designed to assess systemic neuropathies, such as DPN, at the point-of-care. We are focusing our initial sales efforts for NC-stat DPNCheck on endocrinologists and podiatrists because of their high concentration of diabetes patients and focus on DPN. Our sales process for NC-stat DPNCheck starts with a 30-day, no-charge physician evaluation. All third quarter NC-stat DPNCheck shipments were under terms of physician evaluation agreements. We expect to record our first revenue from sales of NC-stat DPNCheck in the fourth quarter of 2011.

We currently market a medical device, which has also been cleared by the FDA and which is used for the assessment of neuropathies such as carpal tunnel syndrome, diabetes, and sciatica. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. We focus our sales efforts for the ADVANCE System on physician offices and clinics. Our ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to our servers for data archiving, report generation and other network services. We do not intend to support the original NC-stat System beyond 2011 and are transitioning our NC-stat customers to the ADVANCE System.

Our neurodiagnostic equipment is used in approximately 3,200 physicians’ offices, clinics, and hospitals. Over 1.5 million patient studies have been performed with our neurodiagnostic devices since 1999. We manage our neurodiagnostic business to achieve a positive net cash contribution while maintaining a high standard of customer support. For the nine months ended September 30, 2011, our neurodiagnostics activities generated a positive net cash contribution and we anticipate that we will achieve a positive cash contribution for the fiscal year ending December 31, 2011.

Results of Operations

Comparison of Quarters Ended September 30, 2011 and 2010

Revenues

The following table presents a historical view of our active customers and studies performed:

	Year Ending December 31, 2011			Year Ended December 31, 2010
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter

Installed base (active testing accounts)	3,195	3,419	3,658	3,875	4,044
Patient studies	24,836	27,765	29,852	28,041	32,064

The following table summarizes our revenues:

	Quarters Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$2,560.2	$3,414.3	$(854.1)	(25.0)%

Revenues include sales of medical equipment consisting of sales of the ADVANCE device and, in 2010, the NC-stat device, accessories, extended service agreements, and sales of consumables consisting of various electrodes, which are used with our ADVANCE and NC-stat Systems, and EMG needles which are used with our ADVANCE System. Revenues for the third quarter of 2011 declined $854,100 to $2.6 million, compared to $3.4 million for the third quarter of 2010, reflecting a 21% contraction of our installed base that has contributed to lower electrodes sales. In addition, the average selling price of devices sold in the third quarter of 2011 decreased compared to the third quarter of 2010.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$1,156.1	$1,347.8	$(191.7)	(14.2)%
Gross margin	$1,404.1	$2,066.5	$(662.4)	(32.1)

Our cost of revenues decreased $191,700 to $1.2 million, or 45.2% of revenues, for the quarter ended September 30, 2011, compared to $1.3 million, or 39.5% of revenues for the same period in 2010. The decrease in cost of revenues is due primarily to lower shipment volume, partially offset by the impact of higher electrode costs due to reduced purchasing volume compared with the third quarter of 2010. Our gross margin percentage of 54.8% of revenues for the quarter ended September 30, 2011 decreased from 60.5% of revenues for the same period in 2010.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$829.5	$1,475.7	$(646.2)	(43.8)%
Sales and marketing	1,810.7	2,535.8	(725.1)	(28.6)
General and administrative	1,199.7	1,589.7	(390.0)	(24.5)
Total operating expenses	$3,839.9	$5,601.2	$(1,761.3)	(31.4)

Research and Development

Research and development expenses for the quarters ended September 30, 2011 and 2010 were $830,000 and $1.5 million, respectively. The comparative results included decreases of $273,000 in personnel related costs, $255,000 in expenditures for clinical studies and product development costs, $67,000 in costs of consulting and outside services, and $44,000 in stock-based compensation.

Sales and Marketing

Sales and marketing expenses decreased to $1.8 million for the quarter ended September 30, 2011 from $2.5 million for the quarter ended September 30, 2010. Personnel costs decreased $784,000 and travel and entertainment costs decreased $195,000.  These decreases were partially offset by an increase of $174,000 in advertising and promotion costs, mainly relating to the launch of NC-stat DPNCheck, and an increase of $81,000 in recruiting costs related to the hiring of our endocrinology/podiatry sales force for NC-stat DPNCheck.

General and Administrative

General and administrative expenses decreased to $1.2 million for the quarter ended September 30, 2011 from $1.6 million for the quarter ended September 30, 2010. This decrease included a $157,000 reduction in professional fees, a $150,000 reduction in personnel costs, and a $76,000 decline in stock-based compensation.

Interest Income

Interest income was $5,000 for the quarter ended September 30, 2011 and $14,000 for the quarter ended September 30, 2010.  Interest income was earned from investments in cash equivalents and short-term investments.

Comparison of Nine Months Ended September 30, 2011 and 2010

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$8,036.9	$10,833.2	$(2,796.3)	(25.8)%

Revenues for the nine months ended September 30, 2011 declined $2.8 million to $8.0 million, compared with $10.8 million for the nine months ended September 30, 2010, which reflects a 21% contraction of our installed base that has contributed to lower electrodes sales. In addition, the elimination of our direct sales force in January 2011 contributed to lower sales of medical devices. We shipped 127 devices, net, during the first nine months of 2011, compared with 237 devices, net, during the first nine months of 2010. For the full year 2011, we expect neurodiagnostics revenue of approximately $10 million.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$3,521.8	$4,049.2	$(527.4)	(13.0)%
Gross margin	$4,515.1	$6,784.0	$(2,268.9)	(33.4)

Our cost of revenues decreased $527,400 to $3.5 million, or 43.8% of revenues for the first nine months of 2011, compared with $4.0 million, or 37.4% of revenues for the same period in 2010. This decrease is due primarily to lower shipment volume, partially offset by the impact of higher electrode costs due to reduced purchasing volume compared with the first nine months of 2010. Our gross margin percentage of 56.2% of revenues for the first nine months of 2011 decreased from 62.6% of revenues for the same period in 2010. We expect our gross margin percentage to be in the mid 50% range for the fiscal year ending December 31, 2011.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2011	2010	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,049.9	$4,808.2	$(1,758.3)	(36.6)%
Sales and marketing	5,164.8	8,919.6	(3,754.8)	(42.1)
General and administrative	3,883.2	5,905.4	(2,022.2)	(34.2)
Total operating expenses	$12,097.9	$19,633.2	$(7,535.3)	(38.4)

For the full year 2011, we expect operating expenses in the range of $16 million to $17 million.

During December 2010 and January 2011 we restructured our business to focus on emerging diabetes products while managing our existing neurodiagnostics activities to generate a positive cash contribution to the Company. The restructuring reduced headcount by 27% and involved a charge of approximately $2.2 million, which included charges for severance of $393,000 that was charged primarily to sales and marketing expense, and inventory of $1.8 million that was charged to cost of revenues. In accordance with generally accepted accounting principles, $2.0 million of the charge was recorded in the fourth quarter of 2010, and the remaining $185,000 in severance was recorded in the first quarter of 2011. Following the restructuring, operating expenses have been managed to levels below the prior year.

Research and Development

Research and development expenses for the nine months ended September 30, 2011 and 2010 were $3.0 million and $4.8 million, respectively. The comparative results included decreases of $1.1 million in personnel related costs, $366,000 for clinical studies and product development costs, $267,000 in costs of consulting and outside services, $110,000 for stock-based compensation, and $72,000 for licenses and fees. In addition, we recorded an impairment charge of $192,500 in the second quarter of 2011 to write off the remaining value of intangible assets following our decision to terminate development efforts relating to certain technological and intellectual property assets acquired in 2009. We expect our research and development expenses for the full year 2011 to be approximately $4 million.

Sales and Marketing

Sales and marketing expenses decreased to $5.2 million for the nine months ended September 30, 2011 from $8.9 million for the nine months ended September 30, 2010. Personnel costs decreased $2.9 million, travel and entertainment costs decreased $656,000, recruiting costs decreased $175,000, and stock-based compensation decreased $139,000. These decreases were partially offset by an increase in consulting costs of $111,000 related to our diabetes initiative. We expect our sales and marketing expenses for the full year 2011 to be approximately $7 million.

General and Administrative

General and administrative expenses decreased to $3.9 million for the nine months ended September 30, 2011 from $5.9 million for the nine months ended September 30, 2010. This decrease included $567,000 from personnel costs, reflecting reduced headcount, $497,000 from professional fees, $206,000 from insurance costs, $175,000 from stock-based compensation, $117,000 from supplies and equipment costs, $94,000 from taxes, licenses and fees, $78,000 from consulting and temporary labor costs, $73,000 from bad debt expense, and $64,000 from recruiting costs. We expect our general and administrative expenses for the full year 2011 to be approximately $6 million.

Interest Income

Interest income was $18,000 for the nine months ended September 30, 2011 and $45,000 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2011, cash and cash equivalents totaled $11.7 million. Our ability to generate cash from operations is dependent upon our ability to generate revenue from sales of our products, as well as our ability to manage our operating costs and net assets. Our ability to generate revenue will largely depend on the success of our diabetes business initiative and our ability to manage our neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck, an accelerating decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	September 30, 2011	December 31, 2010	Change	% Change
	($ in thousands)

Cash and cash equivalents	$11,714.8	$16,986.8	$(5,272.0)	(31.0)%

Our Credit Facility permits us to borrow up to $7.5 million on a revolving basis. The Credit Facility expires on March 2, 2012. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured our cash, accounts receivable, inventory, and equipment.  The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity are to be maintained by us. As of September 30, 2011, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. See Note 10, Credit Facility, of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q.

During the first nine months of 2011, our cash and cash equivalents decreased by $5.3 million, primarily due to net cash used in operating activities.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended September 30, 2011 and 2010, and the year ended December 31, 2010:

	Quarter Ended September 30,		Year Ended December 31,
	2011	2010	2010

Days sales outstanding (days)	36	67	67
Inventory turnover rate (times per year)	2.5	1.2	2.0

Our payment terms extended to our customers generally require payment within 30 days from invoice date. DSO’s have improved over the past year due to improved collection efforts and lower sales on extended payment terms.

Our inventory turnover rate for the quarter ended September 30, 2011 was 2.5 times per year, compared with 1.2 times per year for the quarter ended September 30, 2010 and 2.0 times per year for the year ended December 31, 2010. The increase in the inventory turnover rate reflects our efforts to improve inventory management.

The following table sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Net cash used in operating activities	$(5,335.8)	$(11,508.6)
Net cash provided by investing activities	62.5	7,359.2
Net cash provided by financing activities	1.3	136.1

Our operating activities used $5.3 million in the nine months ended September 30, 2011. The primary drivers for the use of cash in our operating activities during the first nine months of 2011 were our net loss of $7.6 million, which included non-cash expenses of $471,000 for stock-based compensation, $300,000 for depreciation and amortization, and $192,500 for an intangible asset impairment charge. Cash outflows were partially offset by reduced working capital balances, particularly a $773,000 decrease in inventories due to improved management of inventories and a $600,000 decrease in accounts receivable reflecting lower sales and improved collection efforts. For the nine months ended September 30, 2010, our operating activities used $11.5 million in cash. This use of cash resulted largely from the net loss for the nine months of $12.7 million.

During the first nine months of 2011, our investing activities included a $178,500 increase in cash resulting from a release of restricted cash related to our lease, partially offset by $116,000 used for the acquisition of fixed assets. For the nine months ended September 30, 2010, our investing activities provided $7.4 million in cash. This source of cash resulted primarily from $7.5 million provided by the maturities of investments.

During the first nine months of 2011, our financing activities generated $16,000 from the issuance of common stock and used $14,000 for capital lease payments. For the nine months ended September 30, 2010, our financing activities generated $158,000 from the issuance of common stock and used $22,000 for capital lease payments.

We expect to incur net losses and negative cash flows from operations for the foreseeable future. Based upon our current plans, we believe that our cash and cash equivalents, and the cash to be generated from expected product sales, will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and future revenues; (b) changes we make to our business that affect ongoing operating expenses; (c) changes in our business strategy; (d) regulatory developments affecting us and our products; (e) changes we make to research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will likely need to raise additional funds to support operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through debt financing sources to increase the funds available to fund our operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Without additional funds, we may be forced to delay, scale back or eliminate our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

As of September 30, 2011, we did not have any off-balance sheet financing arrangements.

See Note 7, Commitments and Contingencies, of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for information regarding commitments and contingencies.

Recent Accounting Pronouncements

Refer to Note 1, Business and Basis of Presentation, of  our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Please see Note 9,  Legal Matters, of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a description of legal proceedings.

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

NEUROMETRIX, INC.

Date: October 27, 2011	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 27, 2011	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc., dated September 1, 2011.(1)
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets (unaudited) as of September 30, 2011 and December 31, 2010, (ii) Statements of Operations (unaudited) for the quarters and nine months ended September 30, 2011 and 2010, (iii) Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010, and (iv) Notes to Unaudited Financial Statements*.

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

(1) Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on September 1, 2011 (File No. 001-33351).