Form 10-Q
period 2012-03-31
NeuroMetrix, Inc.
filed 2012-04-24
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-33351

________________________

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

12,786,339 shares of common stock, par value $0.0001 per share, were outstanding as of April 11, 2012.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$15,212,627	$10,290,446
Accounts receivable, net	870,389	909,718
Inventories	1,216,645	1,763,700
Prepaid expenses and other current assets	328,572	493,421
Current portion of deferred costs	25,723	38,021
Total current assets	17,653,956	13,495,306

Restricted cash	229,500	229,500
Fixed assets, net	437,130	483,530
Deferred costs and other long-term assets	10,239	12,447
Total assets	$18,330,825	$14,220,783

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$399,769	$629,215
Accrued compensation	847,123	929,117
Accrued expenses	938,397	1,222,155
Current portion of deferred revenue	143,067	212,108
Current portion of capital lease obligation	20,640	20,321
Total current liabilities	2,348,996	3,012,916

Deferred revenue, net of current portion	99,229	101,417
Capital lease obligation, net of current portion	12,648	17,929
Total liabilities	2,460,873	3,132,262

Commitments and contingencies (Notes 8 and 10)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,786,339 and 3,904,320 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,279	390
Additional paid-in capital	147,206,398	139,673,521
Accumulated deficit	(131,337,725)	(128,585,390)
Total stockholders’ equity	15,869,952	11,088,521
Total liabilities and stockholders’ equity	$18,330,825	$14,220,783

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended March 31,
	2012	2011

Revenues	$2,081,542	$2,904,846

Cost of revenues	1,134,944	1,255,575

Gross margin	946,598	1,649,271

Operating expenses:
Research and development	978,066	1,096,822
Sales and marketing	1,534,101	1,874,610
General and administrative	1,191,064	1,382,095

Total operating expenses	3,703,231	4,353,527

Loss from operations	(2,756,633)	(2,704,256)

Interest income	4,298	6,999

Net loss	$(2,752,335)	$(2,697,257)

Per common share data, basic and diluted:

Net loss	$(0.33)	$(0.70)

Weighted average number of common shares outstanding, basic and diluted	8,305,350	3,850,558

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,752,335)	$(2,697,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,808	114,849
Stock-based compensation	79,218	145,075
Inventory charges	194,048	41,004
Changes in operating assets and liabilities:
Accounts receivable	39,329	338,989
Inventories	353,007	363,415
Prepaid expenses and other current assets	57,050	18,822
Accounts payable	(229,446)	(28,885)
Accrued expenses and compensation	(340,752)	(39,885)
Deferred revenue, deferred costs, and other	(56,723)	(109,082)
Net cash used in operating activities	(2,585,796)	(1,852,955)

Cash flows from investing activities:
Purchases of fixed assets	(24,408)	(25,626)
Net cash used in investing activities	(24,408)	(25,626)

Cash flows from financing activities:
Net proceeds from stock offering	7,537,347	—
Payments on capital lease	(4,962)	(6,233)
Net cash provided by (used in) financing activities	7,532,385	(6,233)

Net increase (decrease) in cash and cash equivalents	4,922,181	(1,884,814)
Cash and cash equivalents, beginning of period	10,290,446	16,986,809
Cash and cash equivalents, end of period	$15,212,627	$15,101,995
Supplemental disclosure of cash flow information:
Common stock issued in exchange for warrants	$127,885	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2012

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

In September 2011, the Company launched its initial diabetes product, NC-stat DPNCheck, a rapid, low cost, modified version of its NC-stat device designed to assess systemic neuropathies, such as diabetic peripheral neuropathy, or DPN, at the point-of-care. Sales efforts are focused on the endocrinology and podiatry markets. The Company’s product development pipeline includes a therapeutic device to treat the painful effects of diabetic neuropathy.

The Company’s ADVANCE™ NCS/EMG System, or the ADVANCE System, also cleared by the FDA, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The Company focuses its sales efforts for the ADVANCE System on physician offices and clinics. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to the Company’s servers for data archiving, report generation and other network services. The Company no longer supports its original nerve conduction study product, the NC-stat System, and, as of March 31, 2012 had consolidated its remaining NC-stat customers to the ADVANCE System.

The Company held cash and cash equivalents of $15.2 million as of March 31, 2012. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of our common stock completed on September 1, 2011.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2012, unaudited statements of operations for the quarters ended March 31, 2012 and 2011 and the unaudited statements of cash flows for the quarters ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2012 (File No. 001-33351). The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the sale of the ADVANCE devices to customers and distributors are recognized upon shipment provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and are deferred and recognized on a straight-line basis over the estimated period of time that the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

Revenues associated with the sale of the NC-stat DPNCheck devices, as well as revenues from sales of consumables, including single use nerve specific electrodes, EMG needles, and other accessories are recognized upon shipment provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

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

Revenue recognition involves judgments, including assessments of expected returns, collectibility and expected customer relationship periods. The Company analyzes various factors, including a review of specific transactions, its historical returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, the Company’s actual return or bad debt experience could exceed its estimate.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, or ASU 2011-04. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The new guidance was adopted prospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) —Presentation of Comprehensive Income”, or ASU No. 2011-05. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU No. 2011-05. The new guidance was adopted retrospectively by the Company beginning January 1, 2011. Adoption has not had a material effect on the Company’s financial statements.

2.	Comprehensive Loss

For the quarters ended March 31, 2012 and 2011, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended March 31,
	2012	2011
Options	336,532	580,120
Warrants	3,716,601	1,430,480
Unvested restricted stock	62,877	28,527
Total	4,116,010	2,039,127

4.	Common Stock

On February 13, 2012, the Company completed a public offering of 8,530,410 Units at a price of $1.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 8,530,410 shares of common stock and warrants to purchase 4,691,725 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.5 million. See Note 13, Public Offering of Common Stock and Warrants, for further details.

In March 2012, the Company issued 138,763 shares of its common stock, $0.0001 par value per share, in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009.

5.	Inventories

Inventories consist of the following:

	March 31, 2012	December 31, 2011

Purchased components	$361,709	$423,007
Finished goods	854,936	1,340,693
	$1,216,645	$1,763,700

6.	Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company had been amortizing these intangible assets using the straight-line method over their economic lives, which was estimated to be five years. Research and development expenses included amortization of this technological and intellectual property of $17,500 for the quarter ended March 31, 2011. Following its decision to terminate development work related to this technology, the Company recorded within research and development expense in the second quarter of 2011 an impairment charge of $192,500 for the remaining unamortized balance of these assets.

7.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2012	December 31, 2011

Technology fees	$461,666	$450,416
Professional services	237,659	298,283
Sales taxes	55,560	65,217
Customer overpayments	41,609	48,623
Supplier obligations	—	236,592
Other	141,903	123,024
	$938,397	$1,222,155

8.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2013. Base rent for the period April 2012 through March 2013 will be $765,000.

9.	Fair Value Measurements

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

		Fair Value Measurements at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,294,901	$1,294,901	$—	$—
Total	$1,294,901	$1,294,901	$—	$—

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$559,427	$559,427	$—	$—
Total	$559,427	$559,427	$—	$—

10.	Legal Matters

On February 9, 2009, the Company reached a resolution with the United States Department of Justice, or DOJ, and the Office of Inspector General, or OIG, of the United States Department of Health and Human Services regarding the investigation into certain of the Company’s past sales and marketing practices relating to its NC-stat System. As part of the resolution, the Company entered into a Deferred Prosecution Agreement, dated February 5, 2009, with the DOJ related to its operation of marketing referral programs. Pursuant to the Deferred Prosecution Agreement, the Company agreed to a $1.2 million payment, and the DOJ agreed not to prosecute the Company in return for compliance with the terms of the three-year Deferred Prosecution Agreement. The Deferred Prosecution Agreement has now lapsed.

In addition, the Company entered into a civil Settlement Agreement with the DOJ and OIG, dated February 9, 2009. The Settlement Agreement involved the referral programs and allegations that, in limited circumstances, the Company caused physicians to seek reimbursement using a slightly higher valued CPT code. While the Company did not admit to the allegations with respect to the reimbursement coding issue, the Company agreed to pay $2.5 million to settle this dispute and enter into a five-year Corporate Integrity Agreement with OIG. The Company remains fully eligible to participate in all federal health care programs.

11.	Credit Facility

In order to supplement the Company’s access to capital, on March 5, 2010, it entered into a Loan and Security Agreement, or the Credit Facility, with a bank, which permits the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was most recently extended on April 19, 2012, and will expire on January 31, 2013. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity are to be maintained by the Company. As of December 31, 2011 and March 31, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility.

12.	Business Restructuring

In January 2011, the Company announced it had restructured its neurodiagnostic activities to more efficiently focus its efforts on its installed base of active accounts, to shift distribution to independent sales representatives, and to reduce cash consumption. Twenty-five positions were eliminated, primarily in sales. Charges totaled $2.2 million related to severance costs and inventory. Approximately $2.0 million, consisting of $0.2 million in severance and $1.8 million in inventory charges, was recorded as of December 31, 2010 and the balance of approximately $0.2 million in severance was recorded in the first quarter of 2011.

The following table provides a rollforward of the liability balance for restructuring actions taken in January 2011 and in December 2010, substantially all of which were recorded as sales and marketing expense in the Company’s Statement of Operations for the quarter ended March 31, 2011. The balance as of March 31, 2011 was paid out in semi-monthly installments through October 31, 2011.

Balance at December 31, 2010	$208,333
Accrual for severance	184,656
Severance payments made	(247,156)
Balance at March 31, 2011	$145,833

13.	Public Offering of Common Stock and Warrants

On February 13, 2012, the Company completed a public offering of 8,530,410 Units at a price of $1.00 per Unit (the “Offering”). Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 8,530,410 shares of common stock and warrants to purchase 4,265,205 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.5 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the Offering until the date five years following the closing date of the Offering, one half of a share of the Company’s common stock at an exercise price of $1.15 (115% of the aggregate offering price for a unit). In addition, the placement agent for the Offering was issued warrants to purchase 426,520 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in this offering) at an exercise price of $1.25 per share (125% of the aggregate offering price for a Unit). The placement agent’s warrants will be exercisable at any time beginning one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the Offering.

The fair value of the warrants was estimated at $2.4 million using a Black-Scholes model with the following assumptions: expected volatility of 73.5%, risk free interest rate of 0.85%, expected life of five years, and no dividends. The volatility assumption is based on weekly historical volatility during the time period that corresponds to the expected option term, a review of comparable medical device companies, and expected future stock price volatility. The relative fair value of the warrants was recorded as equity.

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

Our initial product for diabetic neuropathy, NC-stat DPNCheck, was launched in September 2011. NC-stat DPNCheck is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as DPN. It is designed to be used by primary care physicians, endocrinologists, podiatrists and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. The device measures nerve conduction velocity and response amplitude of the sural nerve, a nerve in the lower leg and ankle. These parameters are widely recognized as sensitive and specific biomarkers of DPN. Our first target market is United States endocrinologists and podiatrists. We believe that this market represents approximately 15,000 physicians who are viewed as leaders in the detection and management of DPN. We initiated sales into this market through a direct, specialty sales force that we hired, trained and deployed during the third quarter of 2011. Through March 31, 2012, we have placed a total of over 250 devices with customers, including endocrinologists and podiatrists, as well as primary care physicians and others.

We believe that adoption of NC-stat DPNCheck in the endocrinology and podiatry market will position us for success in the larger markets of primary care, managed care, and retail medical clinics and pharmacies. During 2012, we are planning initiatives in each of these markets utilizing third party distribution and corporate sales resources.

Our diabetes product development pipeline includes SENSUS™, a therapeutic device which addresses the painful effects of DPN. We filed a 510 (k) application with the Food and Drug Administration in April 2012 and plan the commercial launch of SENSUS™ during the fourth quarter of 2012.

We also support a medical device cleared by the FDA, which is used for the assessment of neuropathies such as carpal tunnel syndrome, diabetes, and sciatica. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. It is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to our servers for data archiving, report generation, and other network services.

Our neurodiagnostic equipment is used in approximately 1,700 physicians’ offices, clinics, and hospitals. Nearly 1.7 million patient studies have been performed with our neurodiagnostic devices since 1999 when we started our business with the NC-stat System. We manage our neurodiagnostic business to optimize its future cash contribution while maintaining a high standard of customer support.

Results of Operations

Comparison of Quarters Ended March 31, 2012 and 2011

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$2,081.5	$2,904.8	$(823.3)	(28.3)%

Revenues include sales during the first quarter of 2012 from our initial diabetes product, NC-stat DPNCheck, which was launched in September 2011. During the first quarter of 2012 we shipped 152 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of $137,000. Revenues also include medical device and consumables sales from our legacy neurodiagnostic products, primarily related to the ADVANCE System, totaling $1.9 million in the first quarter of 2012 and $2.9 million in the first quarter of 2011. The $1.0 million decline in legacy neurodiagnostics revenue reflects our decision in the first quarter of 2011 to eliminate our direct sales force, transition to a single technology platform, and support existing customers but to manage this business for cash flow. We expect the legacy neurodiagnostics business to continue to contract while we focus our resources on more attractive opportunities in the diabetes market.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$1,134.9	$1,255.6	$(120.7)	(9.6)%
Gross margin	$946.6	$1,649.3	$(702.7)	(42.6)

Our cost of revenues decreased $120,700 to $1.1 million, or 54.5% of revenues, for the quarter ended March 31, 2012, compared to $1.3 million, or 43.2% of revenues for the same period in 2011. Included in cost of revenues in the first quarter of 2012 is a $194,000 non-cash charge for excess inventory primarily related to the consolidation of our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System. Accounting for this consolidation also resulted in recognition of $36,900 in revenue, which had been previously deferred, providing a net decrease in gross margin in the first quarter of 2012 of $157,100. Our gross margin percentage of 45.5% of revenues for the quarter ended March 31, 2012 decreased from 56.8% of revenues for the same period in 2011. The $157,100 net charge against our margin reduced our gross margin percentage for the quarter ended March 31, 2012 by 8.5%.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$978.1	$1,096.8	$(118.7)	(10.8)%
Sales and marketing	1,534.1	1,874.6	(340.5)	(18.2)
General and administrative	1,191.0	1,382.1	(191.1)	(13.8)
Total operating expenses	$3,703.2	$4,353.5	$(650.3)	(14.9)

Research and Development

Research and development expenses for the quarters ended March 31, 2012 and 2011 were $978,100 and $1.1 million, respectively. The comparative results included decreases of $69,000 in clinical and development costs, $56,000 in licenses and fees, $41,000 in facilities costs, $36,000 in consulting costs, $33,000 in expensed equipment, $27,000 in depreciation, and $22,000 in recruiting costs. These decreases were partially offset by a $126,000 increase in personnel costs and a $44,000 increase in professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $1.5 million for the quarter ended March 31, 2012 from $1.9 million for the quarter ended March 31, 2011. Personnel costs decreased $231,000, as we eliminated our direct sales force in January 2011, and consulting costs decreased $195,000, as the expense for the first quarter of 2011 included $187,000 of consulting costs related to the launch of NC-stat DPNCheck. These decreases were partially offset by a $79,000 increase in travel costs.

General and Administrative

General and administrative expenses decreased to $1.2 million for the quarter ended March 31, 2012 from $1.4 million for the quarter ended March 31, 2011. This decrease included $74,000 from reduced supplies and equipment costs, $71,000 from reduced personnel costs, and $56,000 from stock-based compensation.

Interest Income

Interest income was $4,000 and $7,000 for the quarters ended March 31, 2012 and 2011, respectively. Interest income was earned from investments in cash equivalents.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2012, cash and cash equivalents totaled $15.2 million. On February 13, 2012, we completed a public offering of equity securities. We issued 8,530,410 shares of common stock and warrants to purchase 4,265,205 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.5 million. In addition, the placement agent for the offering was issued warrants to purchase 426,520 shares of common stock. See Note 13, Public Offering of Common Stock and Warrants, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue will largely depend on the success of our diabetes business initiative and our ability to manage our neurodiagnostic business to optimize cash flow. A lower than expected level of market interest in NC-stat DPNCheck, and/or an accelerating decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	March 31, 2011	December 31, 2011	Change	% Change
	($ in thousands)

Cash and cash equivalents	$15,212.6	$10,290.4	$4,922.2	47.8%

Our Comerica credit facility permits us to borrow up to $7.5 million on a revolving basis. The credit facility was most recently extended on April 19, 2012, and will expire on January 31, 2013. Amounts borrowed under the Comerica credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Comerica credit facility will be secured by our cash, accounts receivable, inventory, and equipment. The Comerica credit facility includes traditional lending and reporting covenants, including that certain financial covenants applicable to liquidity are to be maintained by us. As of March 31, 2012, we were in compliance with these covenants and had not borrowed any funds under the Comerica credit facility.

During the first quarter of 2012, our cash and cash equivalents increased by $4.9 million, primarily due to our public offering in February 2012, which yielded net proceeds of approximately $7.5 million, as described above. This increase in cash and cash equivalents was partially offset by net cash used in operating activities of $2.6 million.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the quarters ended March 31, 2012 and 2011, and the year ended December 31, 2011:

	Quarter Ended March 31,		Year Ended December 31,
	2012	2011	2011

Days sales outstanding (days)	38	35	40
Inventory turnover rate (times per year)	3.0	2.3	2.3

Our payment terms extended to our customers generally require payment within 30 days from invoice date. DSO’s have improved since December 31, 2011.

Our inventory turnover rate for the quarter ended March 31, 2012 was 3.0 times per year, compared with 2.3 times per year for each of the quarter ended March 31, 2011 and the year ended December 31, 2011. The increase in the inventory turnover rate reflects our inventory management practices and non-cash charges for excess inventory, primarily related to the consolidation of our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System.

The following table sets forth information relating to the sources and uses of our cash:

	Quarter Ended March 31,
	2012	2011
	(in thousands)

Net cash used in operating activities	$(2,585.8)	$(1,853.0)
Net cash used in investing activities	(24.4)	(25.6)
Net cash provided by (used in) financing activities	7,532.4	(6.2)

Our operating activities used $2.6 million in the quarter ended March 31, 2012. The primary driver for the use of cash in our operating activities during the first quarter of 2012 was our net loss of $2.8 million, which included a net non-cash charge against our gross margin of $157,100, primarily for excess inventory associated with the consolidation of our legacy neurodiagnostics customer accounts on a single technology platform, $79,200 for stock-based compensation, and $70,800 for depreciation and amortization. In addition, cash used in operating activities included a $340,800 decrease in accrued expenses and compensation, and a $229,400 decrease in accounts payable. These cash outflows were partially offset by a $353,000 decrease in inventories.

During the first quarter of 2012, our investing activities used $24,400 for the acquisition of fixed assets.

Our financing activities provided $7.5 million from our public offering of equity securities in February 2012.

We held cash and cash equivalents of $15.2 million as of March 31, 2012. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales from our legacy neurodiagnostics products and the uncertainty of future revenues from our new diabetes products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. The closing bid price of our common stock on the NASDAQ Global Market was $0.74 on March 30, 2012.

On March 22, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until September 18, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by September 18, 2012, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Capital Market.

We intend to actively monitor the bid price for our common stock between now and September 18, 2012 while demonstrating progress in our diabetes focused business plan, particularly our commercial diagnostic product, NC-stat® DPNCheck™, and our therapeutic device under development, SENSUS™. We believe that this will improve investor confidence and increase the market valuation of our common stock.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2012, we did not have any off-balance sheet financing arrangements.

See Note 8, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

Refer to Note 1, Business and Basis of Presentation, of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding NC-stat DPNCheck; our plans to develop and commercialize our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Quarterly Report on Form 10-Q refer to NeuroMetrix, Inc.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On March 22, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until September 18, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by September 18, 2012, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Capital Market was $0.72 on April 11, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We reacquired 3,840 shares of our common stock, at an average price of $1.34 per share, during the quarter ended March 31, 2012, in connection with the vesting of certain restricted shares issued pursuant to our Third Amended and Restated 2004 Stock Option and Incentive Plan. We reacquired these shares as part of the settlement of tax withholding obligations by participants under our Third Amended and Restated 2004 Stock Option and Incentive Plan. The following table sets forth the reacquisitions that we made during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	185	$1.25	N/A	N/A
February 1, 2012 – February 28, 2012	3,640	$1.35	N/A	N/A
March 1, 2012 – March 31, 2012	15	$0.70	N/A	N/A
Total	3,840	$1.34	N/A	N/A

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

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

NEUROMETRIX, INC.

Date: April 24, 2012	/s/ SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 24, 2012	/s/ THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

