Form 10-Q
period 2012-06-30
NeuroMetrix, Inc.
filed 2012-08-03
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

12,825,030 shares of common stock, par value $0.0001 per share, were outstanding as of July 20, 2012.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$13,324,824	$10,290,446
Accounts receivable, net	518,674	909,718
Inventories	1,077,150	1,763,700
Prepaid expenses and other current assets	355,148	493,421
Current portion of deferred costs	21,875	38,021
Total current assets	15,297,671	13,495,306

Restricted cash	—	229,500
Fixed assets, net	375,856	483,530
Deferred costs and other long-term assets	8,920	12,447
Total assets	$15,682,447	$14,220,783

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$464,942	$629,215
Accrued compensation	811,346	929,117
Accrued expenses	941,413	1,222,155
Current portion of deferred revenue	180,994	212,108
Current portion of capital lease obligation	20,964	20,321
Total current liabilities	2,419,659	3,012,916

Deferred revenue, net of current portion	145,290	101,417
Capital lease obligation, net of current portion	7,283	17,929
Total liabilities	2,572,232	3,132,262

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,825,030 and 3,904,320 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,283	390
Additional paid-in capital	147,218,785	139,673,521
Accumulated deficit	(134,109,853)	(128,585,390)
Total stockholders’ equity	13,110,215	11,088,521
Total liabilities and stockholders’ equity	$15,682,447	$14,220,783

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$2,205,831	$2,571,840	$4,287,373	$5,476,686

Cost of revenues	983,350	1,110,073	2,118,294	2,365,648

Gross margin	1,222,481	1,461,767	2,169,079	3,111,038

Operating expenses:
Research and development	1,020,726	1,123,509	1,998,792	2,220,331
Sales and marketing	1,595,642	1,479,519	3,129,743	3,354,129
General and administrative	1,382,268	1,301,476	2,573,332	2,683,571

Total operating expenses	3,998,636	3,904,504	7,701,867	8,258,031

Loss from operations	(2,776,155)	(2,442,737)	(5,532,788)	(5,146,993)

Interest income	4,027	6,019	8,325	13,018

Net loss	$(2,772,128)	$(2,436,718)	$(5,524,463)	$(5,133,975)

Per common share data, basic and diluted:

Net loss	$(0.22)	$(0.63)	$(0.53)	$(1.33)

Weighted average number of common shares outstanding, basic and diluted	12,566,922	3,851,978	10,441,948	3,851,271

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,524,463)	$(5,133,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136,566	209,018
Intangible asset impairment	—	192,500
Stock-based compensation	157,586	338,002
Inventory charges	258,848	45,648
Changes in operating assets and liabilities:
Accounts receivable	391,044	535,632
Inventories	427,702	627,433
Prepaid expenses and other current assets	30,474	188,451
Accounts payable	(164,273)	(84,285)
Accrued expenses and compensation	(373,513)	(188,508)
Deferred revenue, deferred costs, and other	32,432	(192,033)
Net cash used in operating activities	(4,627,597)	(3,462,117)

Cash flows from investing activities:
Purchases of fixed assets	(28,892)	(85,272)
Release of restricted cash	229,500	178,500
Net cash provided by investing activities	200,608	93,228

Cash flows from financing activities:
Net proceeds from stock offering	7,459,847	—
Proceeds from issuance of common stock under employee stock purchase plan	11,523	15,534
Payments on capital lease	(10,003)	(11,009)
Net cash provided by financing activities	7,461,367	4,525

Net increase (decrease) in cash and cash equivalents	3,034,378	(3,364,364)
Cash and cash equivalents, beginning of period	10,290,446	16,986,809
Cash and cash equivalents, end of period	$13,324,824	$13,622,445

Supplemental disclosure of cash flow information:
Common stock issued in exchange for warrants	$127,885	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2012

1.     Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a medical device company focused on the diagnosis and treatment of the neurological complications of diabetes. It believes that its substantial experience in developing medical devices to stimulate and measure peripheral nerve function uniquely position it to address unmet medical needs related to diabetic neuropathy. Neuropathy is a common and serious, often painful, complication of diabetes that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies. The Company currently markets products for the detection, diagnosis, and monitoring of diabetic neuropathies such as diabetic peripheral neuropathy and median neuropathy (carpal tunnel syndrome).

In September 2011, the Company launched its initial diabetes product, NC-stat DPNCheck, a rapid, low cost, modified version of its NC-stat device designed to assess systemic neuropathies, such as diabetic peripheral neuropathy, or DPN, at the point-of-care. Sales efforts were initially focused on the endocrinology and podiatry markets and have been expanded into managed care and retail healthcare. The Company’s product development pipeline includes a pain management device, SENSUS™, to treat chronic pain. SENSUS is currently in the regulatory process following the Company’s filing of a form 510(k) premarket notification with the FDA.

The Company’s established neurodiagnostic business is currently based on the ADVANCE™ NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to the Company’s servers for data archiving, report generation, and other network services. As of March 31, 2012, the Company completed the consolidation of customers to the ADVANCE System, which generates the majority of the Company’s revenues.

The Company held cash and cash equivalents of $13.3 million as of June 30, 2012. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of its common stock completed on September 1, 2011.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2012, unaudited statements of operations for the quarters and six months ended June 30, 2012 and 2011, and the unaudited statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2012 (File No. 001-33351). The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues

Revenues associated with the sale of medical devices and consumables are recognized upon shipment provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and are deferred and recognized on a straight-line basis over the estimated period of time that the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

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

Revenue recognition involves judgments, including assessments of expected returns, collectibility, and expected customer relationship periods. The Company analyzes various factors, including a review of specific transactions, its historical returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, the Company’s actual return or bad debt experience could exceed its estimate.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, or ASU 2011-04. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The new guidance was adopted prospectively by the Company beginning January 1, 2012. Adoption has not had a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) —Presentation of Comprehensive Income”, or ASU No. 2011-05. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU No. 2011-05. The new guidance was adopted retrospectively by the Company beginning January 1, 2012. Adoption has not had a material effect on the Company’s financial statements.

2.     Comprehensive Loss

For the quarters and six months ended June 30, 2012 and 2011, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Options	327,944	562,966	332,307	571,496
Warrants	4,691,725	1,430,480	4,204,164	1,430,480
Unvested restricted stock	232,904	31,365	147,738	28,408
Total	5,252,573	2,024,811	4,684,209	2,030,384

4.     Common Stock

On February 13, 2012, the Company completed a public offering of 8,530,410 Units at a price of $1.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 8,530,410 shares of common stock and warrants to purchase 4,691,725 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 12, Public Offering of Common Stock and Warrants, for further details.

In March 2012, the Company issued 138,763 shares of its common stock, $0.0001 par value per share, in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009.

5.      Inventories

Inventories consist of the following:

	June 30, 2012	December 31, 2011
Purchased components	$407,606	$423,007
Finished goods	669,544	1,340,693
	$1,077,150	$1,763,700

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

7.      Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2012	December 31, 2011
Technology fees	$472,916	$450,416
Professional services	314,411	298,283
Customer overpayments	40,135	48,623
Sales taxes	38,657	65,217
Supplier obligations	—	236,592
Other	75,294	123,024
	$941,413	$1,222,155

8.      Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. In June 2012, the lease term was extended through March 31, 2014. Base rent for the period July 2012 through September 2012 will be $63,750 per month and for the period October 2012 through March 2014 will be $52,917 per month.

9.      Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board Accounting Standards Codification, or the Codification, defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis for the periods presented and indicates the fair value hierarchy of the valuation techniques it utilized to determine such fair value.

		Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,382,530	$1,382,530	$—	$—
Total	$1,382,530	$1,382,530	$—	$—

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$559,427	$559,427	$—	$—
Total	$559,427	$559,427	$—	$—

10.   Credit Facility

In order to supplement the Company’s access to capital, on March 5, 2010, it entered into a Loan and Security Agreement, or the Credit Facility, with a bank, which permits the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was most recently extended on April 19, 2012, and will expire on January 31, 2013. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity are to be maintained by the Company. As of December 31, 2011 and June 30, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. In June 2012, $225,000 of the Credit Facility limit was restricted to support a letter of credit issued in favor of the Company’s landlord in connection with the lease extension of the Company’s facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2012 was $7,275,000.

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

The table below provides a rollforward of the liability balance for restructuring actions taken in December 2010 and in January 2011, substantially all of which was recorded as sales and marketing expense in the Company’s Statement of Operations. The balance as of June 30, 2011 was paid out in semi-monthly installments through October 31, 2011. There were no restructuring charges or payments in the six months ended June 30, 2012.

	Quarter Ended	Six Months Ended
	June 30, 2011	June 30, 2011

Balance – beginning	$145,833	$208,333
Accrual for severance	—	184,656
Severance payments made	(62,499)	(309,655)
Balance at June 30, 2011	$83,334	$83,334

12.   Public Offering of Common Stock and Warrants

On February 13, 2012, the Company completed a public offering of 8,530,410 Units at a price of $1.00 per Unit (the “Offering”). Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 8,530,410 shares of common stock and warrants to purchase 4,265,205 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the Offering until the date five years following the closing date of the Offering, one half of a share of the Company’s common stock. Two warrants would need to be exercised to acquire one share of the Company’s common stock at an exercise price of $1.15 (115% of the aggregate offering price for a unit). In addition, the placement agent for the Offering was issued warrants to purchase 426,520 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in the Offering) at an exercise price of $1.25 per share (125% of the aggregate offering price for a Unit). The placement agent’s warrants will be exercisable at any time beginning one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the Offering.

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

13.	Subsequent Event

On August 2, 2012, the Company adopted the Management Retention and Incentive Plan (the “Plan”), under which a portion of the consideration payable upon a change of control transaction, as defined in the Plan, would be paid in cash to certain executive officers and key employees and recorded as compensation expense within the Statement of Operations during the period in which the change of control transaction occurs. The Plan is structured to work in conjunction with, and not replace, the Company’s other incentive programs and is designed to provide market-based incentives which will be reduced over time by any future equity grants to participants.

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

As a medical device company with both unique and substantial experience in devices to stimulate and measure peripheral nerve function, we believe we are in the unique position to address the nerve-related complications of diabetes through the development of novel proprietary medical devices. Therefore, we are focused on developing and marketing medical devices for the diagnosis and treatment of diabetic neuropathies. We believe that we are the only medical device company with a strategic focus on the diabetic neuropathy vertical market and our goal is to be the dominant player in this field.

Our initial product for diabetic neuropathy, NC-stat DPNCheck, was launched in September 2011. NC-stat DPNCheck is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as DPN. It is designed to be used by primary care physicians, endocrinologists, podiatrists and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. The device measures nerve conduction velocity and response amplitude of the sural nerve, a nerve in the lower leg and ankle. These parameters are widely recognized as sensitive and specific biomarkers of DPN. Our initial target market was United States endocrinologists and podiatrists, which we believe consists of approximately 15,000 physicians who are viewed as leaders in the detection and management of DPN. Commercial launch of this product took place in the fourth quarter of 2011. We have subsequently expanded our sales efforts into the larger markets of managed care and retail health care using a corporate-to-corporate sales approach. Through June 30, 2012, we have placed over 570 devices with customers, including endocrinologists and podiatrists, primary care physicians, and other health care professionals.

Our diabetes product development pipeline includes SENSUS™, a device to treat chronic pain. We filed a 510(k) application for SENSUS™ with the FDA in April 2012 and we are planning a commercial launch of this product during the fourth quarter of 2012 pending FDA clearance.

We also support a medical device cleared by the FDA, which is used for the assessment of a broad array of neuropathies such as carpal tunnel syndrome, diabetes, and sciatica. Our ADVANCE™ NCS/EMG System, or the ADVANCE System, is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. It is comprised of: (1) various types of electrodes and needles, (2) our ADVANCE device and related modules, and (3) a communication hub that enables the physician’s office to network their device to our servers for data archiving, report generation, and other network services.

Our neurodiagnostic equipment is used in approximately 2,600 physicians’ offices, clinics, and hospitals. Nearly 1.7 million patient studies have been performed with our neurodiagnostic devices since 1999. We manage our neurodiagnostic business to optimize its future cash contribution while maintaining a high standard of customer support.

Results of Operations

Comparison of Quarters Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$2,205.8	$2,571.8	$(366.0)	(14.2)%

Revenues include sales during the second quarter of 2012 from our initial diabetes product, NC-stat DPNCheck, which was commercially launched in the fourth quarter of 2011. During the second quarter of 2012 we shipped 317 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of approximately $648,000. This is an increase of $511,000 from the first quarter of 2012. NC-stat DPNCheck sequential quarter sales growth reflected broadening of our target markets from the launch market of endocrinology and podiatry into the larger markets of managed care and retail healthcare. We were successful in securing several significant new accounts in these new market sectors in the second quarter of 2012. Revenues also include medical device and consumables sales from our legacy neurodiagnostic products, specifically the ADVANCE System, totaling $1.5 million in the second quarter of 2012 and $2.6 million in the second quarter of 2011. The $1.1 million decline in legacy neurodiagnostics revenue reflects our declining neurodiagnostics active customer base following our decision in the first quarter of 2011 to eliminate our direct sales force and to manage this business for cash flow. We expect the legacy neurodiagnostics business to continue to decline as we focus our resources on more attractive opportunities in the diabetes market.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$983.4	$1,110.1	$(126.7)	(11.4)%

Gross margin	$1,222.5	$1,461.8	$(239.3)	(16.4)

Our cost of revenues decreased $126,700 to $983,400, or 44.6% of revenues, for the quarter ended June 30, 2012, compared to $1.1 million, or 43.2% of revenues for the same period in 2011. Our gross margin percentage of 55.4% of revenues for the quarter ended June 30, 2012 was slightly below the gross margin for the same period of 2011 which was 56.8% of revenues.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,020.7	$1,123.5	$(102.8)	(9.1)%
Sales and marketing	1,595.6	1,479.5	116.1	7.8
General and administrative	1,382.3	1,301.5	80.8	6.2
Total operating expenses	$3,998.6	$3,904.5	$94.1	2.4

Research and Development

Research and development expenses for the quarters ended June 30, 2012 and 2011 were $1.0 million and $1.1 million, respectively. The comparative results included decreases of $192,500 related to an impairment charge to write off the remaining value of certain intangible assets in the second quarter of 2011, $97,200 in clinical and development costs, and $63,000 in licenses and fees. These decreases were partially offset by a $206,800 increase in personnel costs, which included increased salary expense for increased head count and a $33,300 increase in consulting services and temporary labor.

Sales and Marketing

Sales and marketing expenses increased to $1.6 million for the quarter ended June 30, 2012 from $1.5 million for the quarter ended June 30, 2011. The comparative results included increases of $107,900 for consulting services and temporary labor, and $79,000 for travel costs. These increases were partially offset by decreases of $22,900 for stock-based compensation, $20,700 for trade shows, and $19,700 for personnel costs.

General and Administrative

General and administrative expenses increased to $1.4 million for the quarter ended June 30, 2012 from $1.3 million for the quarter ended June 30, 2011. This increase included $103,900 for legal fees and consulting services, $35,000 for property taxes, and $59,800 for other costs. These increases in general and administrative expenses were partially offset by decreases of $81,300 for stock-based compensation and $36,600 for personnel costs.

Interest Income

Interest income was $4,000 and $6,000 for the quarters ended June 30, 2012 and 2011, respectively. Interest income was earned from investments in cash equivalents.

Comparison of Six Months Ended June 30, 2012 and 2011

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$4,287.4	$5,476.7	$(1,189.3)	(21.7)%

During the first six months of 2012 we shipped 469 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of $784,600. Revenues also include medical device and consumables sales from our legacy neurodiagnostic products, totaling $3.5 million in the six months ended June 30, 2012 and $5.5 million in the six months ended June 30, 2011. The $2.0 million decline in our legacy neurodiagnostics revenue reflects our declining neurodiagnostics active customer base following our decision in the first quarter of 2011 to eliminate our direct sales force and to manage this business for cash flow. We expect the legacy neurodiagnostics business to continue to decline while we focus our resources on more attractive opportunities in the diabetes market.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$2,118.3	$2,365.6	$(247.3)	(10.5)%

Gross margin	$2,169.1	$3,111.0	$(941.9)	(30.3)

Our cost of revenues decreased $247,300 to $2.1 million, or 49.4% of revenues, for the six months ended June 30, 2012, compared to $2.4 million, or 43.2% of revenues for the same period in 2011. Included in cost of revenues in the first six months of 2012 is a $258,800 non-cash charge for excess inventory primarily related to the consolidation of our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System. Accounting for this consolidation also resulted in recognition of $36,900 in revenue, which had been previously deferred, providing a net decrease in gross margin in the first six months of 2012 of $221,900. Our gross margin percentage of 50.6% of revenues for the six months ended June 30, 2012 decreased from 56.8% of revenues for the same period in 2011. The $221,900 net charge against our margin reduced our gross margin percentage for the six months ended June 30, 2012 by 5.7%.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,998.8	$2,220.3	$(221.5)	(10.0)%
Sales and marketing	3,129.7	3,354.1	(224.4)	(6.7)
General and administrative	2,573.3	2,683.6	(110.3)	(4.1)
Total operating expenses	$7,701.8	$8,258.0	$(556.2)	(6.7)

Research and Development

Research and development expenses for the six months ended June 30, 2012 and 2011 were $2.0 million and $2.2 million, respectively. The comparative results included decreases of $192,500 related to an impairment charge to write off the remaining value of certain intangible assets in the second quarter of 2011, $166,400 in clinical and development costs, $119,500 in licenses and fees, $45,200 in recruiting costs, $37,400 for depreciation and amortization, $32,800 for the cost of parts used in research and development, and $29,100 for stock-based compensation. These decreases were partially offset by a $332,300 increase in personnel costs, which included increased salary expense for increased headcount, and a $72,900 increase in professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $3.1 million for the six months ended June 30, 2012 from $3.4 million for the six months ended June 30, 2011. The comparative results included decreases of $251,000 for personnel costs, which included $184,700 in severance costs related to the restructuring of the Company’s neurodiagnostic activities in the quarter ended March 31, 2011, $87,500 for consulting services and temporary labor, $48,600 for recruiting costs, and $25,900 for trade shows. These decreases were partially offset by increases of $158,300 for travel costs, largely for the NC-stat DPNCheck sales force, and $37,100 for advertising and promotion costs.

General and Administrative

General and administrative expenses decreased to $2.6 million for the six months ended June 30, 2012 from $2.7 million for the six months ended June 30, 2011. This decrease included $137,200 for stock-based compensation and $107,100 for personnel costs. These decreases were partially offset by a $128,300 increase in consulting services and temporary labor.

Interest Income

Interest income was $8,300 and $13,000 for the six months ended June 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2012, cash and cash equivalents totaled $13.3 million. On February 13, 2012, we completed a public offering of equity securities. We issued 8,530,410 shares of common stock and warrants to purchase 4,265,205 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. In addition, the placement agent for the offering was issued warrants to purchase 426,520 shares of common stock. See Note 12, Public Offering of Common Stock and Warrants, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue will largely depend on the success of our diabetes business initiative and our ability to manage our neurodiagnostic business to optimize cash flow. A lower than expected level of market interest in NC-stat DPNCheck, and/or an accelerating decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	June 30, 2012	December 31, 2011	Change	% Change
	($ in thousands)

Cash and cash equivalents	$13,324.8	$10,290.4	$3,034.4	29.5%

In order to supplement our access to capital, on March 5, 2010, we entered into a Loan and Security Agreement, or the Credit Facility, with a bank, which permits us to borrow up to $7.5 million on a revolving basis. The Credit Facility was most recently extended on April 19, 2012, and will expire on January 31, 2013. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants including the requirement to maintain certain financial covenants applicable to liquidity. As of December 31, 2011 and June 30, 2012, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. In June 2012, $225,000 of the Credit Facility limit was restricted to support a letter of credit issued in favor of the Company’s landlord in connection with the lease extension of the Company’s facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2012 was $7,275,000.

During the first six months of 2012, our cash and cash equivalents increased by $3.0 million, primarily due to our public offering in February 2012, which yielded net proceeds of approximately $7.4 million, as described above. This increase in cash and cash equivalents was largely offset by net cash used in operating activities of $4.6 million.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the quarters ended June 30, 2012 and 2011, and the year ended December 31, 2011:

	Quarter Ended June 30,		Year Ended December 31,
	2012	2011	2011

Days sales outstanding (days)	28	38	40
Inventory turnover rate (times per year)	3.4	2.4	2.3

The decrease in DSO reflects increased up-front payments on sales of NC-stat DPNCheck. The increase in the inventory turnover rate reflects our inventory management practices and non-cash charges for excess inventory, primarily related to the consolidation of our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System.

The following table sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2012	2011
	(in thousands)

Net cash used in operating activities	$(4,627.6)	$(3,462.1)
Net cash provided by investing activities	200.6	93.2
Net cash provided by financing activities	7,461.4	4.5

Our operating activities used $4.6 million in the six months ended June 30, 2012. The primary driver for the use of cash in our operating activities during the first six months of 2012 was our net loss of $5.5 million, which included a net non-cash charge against our gross margin of $221,900, primarily for excess inventory associated with the consolidation of our legacy neurodiagnostics customer accounts on a single technology platform, $157,600 for stock-based compensation, and $136,600 for depreciation and amortization. In addition, cash used in operating activities included a $373,500 decrease in accrued expenses and compensation, and a $164,300 decrease in accounts payable. These cash outflows were partially offset by a $427,700 decrease in inventories and a $391,000 decrease in accounts receivable.

During the first six months of 2012, our investing activities included a $229,500 increase in cash resulting from a release of restricted cash related to an amendment to our facility lease, partially offset by $28,900 used for the acquisition of fixed assets.

Our financing activities included $7.4 million provided from our public offering of equity securities in February 2012.

We held cash and cash equivalents of $13.3 million as of June 30, 2012. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales from our legacy neurodiagnostics products and the uncertainty of future revenues from our new diabetes products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. The closing bid price of our common stock on the NASDAQ Capital Market was $0.62 per share on June 29, 2012.

On March 22, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) we will be afforded 180 calendar days, or until September 18, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by September 18, 2012, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Capital Market.

We intend to actively monitor the bid price for our common stock between now and September 18, 2012 while demonstrating progress in our diabetes focused business plan, particularly our commercial diagnostic product, NC-stat® DPNCheck™, and our pain management device under development, SENSUS™. We believe, although we cannot assure you that this will improve investor confidence and increase the market valuation of our common stock.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2012, we did not have any off-balance sheet financing arrangements.

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding NC-stat DPNCheck; our plans to develop and commercialize our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K and our other Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Quarterly Report on Form 10-Q refer to NeuroMetrix, Inc.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to legal proceedings in the ordinary course of business. We do not expect any such items to have a significant impact on our financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

We reacquired 176 shares of our common stock, at an average price of $0.74 per share, during the quarter ended June 30, 2012, in connection with the vesting of certain restricted shares issued pursuant to our Third Amended and Restated 2004 Stock Option and Incentive Plan. We reacquired these shares as part of the settlement of tax withholding obligations by participants under our Third Amended and Restated 2004 Stock Option and Incentive Plan. The following table sets forth the reacquisitions that we made during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	26	$0.79	N/A	N/A
May 1, 2012 – May 31, 2012	143	$0.73	N/A	N/A
June 1, 2012 – June 30, 2012	7	$0.64	N/A	N/A
Total	176	$0.74	N/A	N/A

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On June 6, 2012, we entered into a second amendment, or the Amendment, to our lease agreement with Fourth Avenue LLC, dated October 18, 2000. The Amendment extends the term of the Company’s existing lease of its principal facility at 62 Fourth Avenue, Waltham, Massachusetts for an additional year until March 2014 and reduces the annual base rent to $635,004 per year from October 1, 2012 through March 31, 2014. The description of the Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is set forth as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On August 2, 2012, our board of directors approved the Management Retention and Incentive Plan (the “Plan”), under which a portion of the consideration payable upon a change of control transaction, as defined in the Plan, would be paid to our executive officers and certain other key employees. The Plan is designed to retain these individuals during the critical, early commercialization phase of the Company’s diabetes initiative while providing management with an incentive to rapidly build corporate value potentially leading to a change of control transaction. The Plan has been structured to work in conjunction with, and not replace, the Company’s other incentive programs such as its equity plans, severance arrangements, compensation and bonus plan, and other benefits. The Plan is designed to provide an appropriate, market-based incentive to our executive officers and key employees which will be reduced over time as a result of any future equity grants to participants. Effectively, the Plan has an embedded self-liquidation feature. The description of the Plan contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, a copy of which is set forth as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In the event of a change of control transaction, subject to the participant’s continued employment or service with the Company, the participant shall receive cash consideration equal to a fixed percentage of the value of the change of control transaction to be received by the Company or our stockholders, net of expenses and liabilities assumed. Each participant’s payment shall be reduced by (i) any payments to be made to the participant in the change of control transaction as a result of securities issued pursuant to our equity plans, (ii) the value then held by the participant of securities previously issued to the participant under our equity plans; and (iii) the then current value of shares issued to the participant under our equity plans and previously sold by the participant, excluding any founders shares. In addition, the percentage interest of each participant under the Plan shall be further reduced, from and after the first equity offering by the Company after the date of the Plan that results in net proceeds sufficient to finance the Company for at least one year (an “Equity Offering”), by each stock issuance by the Company, including the issuance of stock upon the exercise of options or warrants that are both granted and exercised after the Equity Offering in order to reflect the dilutive effect of such issuances.

The following table presents the target percentage interests in the change of control consideration for our executive officers under the Plan as well as their approximate percentage interest, after adjustment for current ownership from our equity plans, that would be paid to them under a qualifying change of control transaction that occurred on June 30, 2012.

Name	Target Percent Interest	Less: Current Ownership from our Equity Plans (1)	Adjusted Interest (June 30, 2012)
Shai N. Gozani, M.D.,Ph.D	5.00%	0.61%	4.39%
Thomas T. Higgins	1.25%	0.24%	1.01%
K. Balachandran	1.25%	0.23%	1.02%
Michael Williams, Ph.D.	1.00%	0.23%	0.77%
Guy Daniello	0.85%	0.18%	0.67%

(1) Excludes options with exercise prices above $3.00 per share.

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

NEUROMETRIX, INC.

Date: August 3, 2012	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: August 3, 2012	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment Number Two to Lease, dated June 6, 2012, between Fourth Avenue LLC and NeuroMetrix, Inc.
10.2+	Management Retention and Incentive Plan, dated August 2, 2012.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Statements of Operations for the three and six months ended June 30, 2012 and 2011, (iii) Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates management contract or any compensatory plan, contract or arrangement.