Form 10-Q
period 2012-09-30
NeuroMetrix, Inc.
filed 2012-10-25
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

12,825,030 shares of common stock, par value $0.0001 per share, were outstanding as of October 19, 2012.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011

Assets
Current assets:
Cash and cash equivalents	$10,925,643	$10,290,446
Accounts receivable, net	611,435	909,718
Inventories	787,828	1,763,700
Prepaid expenses and other current assets	532,492	493,421
Current portion of deferred costs	13,791	38,021
Total current assets	12,871,189	13,495,306

Restricted cash	—	229,500
Fixed assets, net	312,191	483,530
Deferred costs and other long-term assets	16,448	12,447
Total assets	$13,199,828	$14,220,783

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$405,376	$629,215
Accrued compensation	1,023,289	929,117
Accrued expenses	931,223	1,222,155
Current portion of deferred revenue	147,161	212,108
Current portion of capital lease obligation	21,293	20,321
Total current liabilities	2,528,342	3,012,916

Deferred revenue, net of current portion	83,006	101,417
Capital lease obligation, net of current portion	1,835	17,929
Total liabilities	2,613,183	3,132,262

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 12,825,030 and 3,904,320 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,283	390
Additional paid-in capital	147,305,469	139,673,521
Accumulated deficit	(136,720,107)	(128,585,390)
Total stockholders’ equity	10,586,645	11,088,521
Total liabilities and stockholders’ equity	$13,199,828	$14,220,783

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$1,764,764	$2,560,226	$6,052,137	$8,036,912

Cost of revenues	793,990	1,156,119	2,912,284	3,521,767

Gross margin	970,774	1,404,107	3,139,853	4,515,145

Operating expenses:
Research and development	980,361	829,556	2,979,153	3,049,887
Sales and marketing	1,457,079	1,810,653	4,586,822	5,164,782
General and administrative	1,147,075	1,199,676	3,720,407	3,883,247

Total operating expenses	3,584,515	3,839,885	11,286,382	12,097,916

Loss from operations	(2,613,741)	(2,435,778)	(8,146,529)	(7,582,771)

Interest income	3,487	4,936	11,812	17,954

Net loss	$(2,610,254)	$(2,430,842)	$(8,134,717)	$(7,564,817)

Per common share data, basic and diluted:

Net loss	$(0.21)	$(0.63)	$(0.73)	$(1.96)

Weighted average number of common shares outstanding, basic and diluted	12,591,602	3,859,682	11,163,732	3,854,106

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,134,717)	$(7,564,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	255,692	299,754
Intangible asset impairment	—	192,500
Stock-based compensation	244,269	471,043
Inventory charges	234,848	77,881
Changes in operating assets and liabilities:
Accounts receivable	298,283	599,521
Inventories	741,024	332,135
Prepaid expenses and other current assets	(146,871)	15,832
Accounts payable	(223,839)	201,758
Accrued expenses and compensation	(171,760)	302,864
Deferred revenue, deferred costs, and other	(63,129)	(264,281)
Net cash used in operating activities	(6,966,200)	(5,335,810)

Cash flows from investing activities:
Purchases of fixed assets	(84,352)	(116,043)
Release of restricted cash	229,500	178,500
Net cash provided by investing activities	145,148	62,457

Cash flows from financing activities:
Net proceeds from stock offering	7,459,847	—
Proceeds from issuance of common stock under employee stock purchase plan	11,523	15,534
Payments on capital lease	(15,121)	(14,208)
Net cash provided by financing activities	7,456,249	1,326

Net increase (decrease) in cash and cash equivalents	635,197	(5,272,027)
Cash and cash equivalents, beginning of period	10,290,446	16,986,809
Cash and cash equivalents, end of period	$10,925,643	$11,714,782

Supplemental disclosure of cash flow information:
Common stock issued in exchange for warrants	$127,885	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

September 30, 2012

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

In late 2011, the Company launched its initial diabetes product, NC-stat DPNCheck, a rapid, low cost, modified version of its NC-stat device designed to assess systemic neuropathies, such as diabetic peripheral neuropathy, or DPN, at the point-of-care. Sales efforts were initially focused on the endocrinology and podiatry markets and have been expanded into managed care and retail healthcare. The Company’s product development pipeline includes a pain management device, SENSUS™, to treat chronic pain. SENSUS is currently in the regulatory process. A 510(k) premarket notification on the SENSUS device was cleared by the FDA in August 2012 and a form 510(k) premarket notification on the accompanying SENSUS biosensor was filed and is under review by the FDA.

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

The Company held cash and cash equivalents of $10.9 million as of September 30, 2012. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2012, unaudited statements of operations for the three months and nine months ended September 30, 2012 and 2011, and the unaudited statements of cash flows for the nine months ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2012 (File No. 001-33351). The accompanying balance sheet as of December 31, 2011 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

For the quarters and nine months ended September 30, 2012 and 2011, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Options	320,064	536,917	328,196	559,955
Warrants	4,691,725	1,430,480	4,367,870	1,430,480
Unvested restricted stock	233,747	30,169	176,614	28,443
Total	5,245,536	1,997,566	4,872,680	2,018,878

4.	Common Stock

On February 13, 2012, the Company completed a public offering of 8,530,410 Units at a price of $1.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 8,530,410 shares of common stock and warrants to purchase 4,691,725 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 11, Public Offering of Common Stock and Warrants, for further details.

In March 2012, the Company issued 138,763 shares of its common stock, $0.0001 par value per share, in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009.

5.	Inventories

Inventories consist of the following:

	September 30, 2012	December 31, 2011

Purchased components	$224,498	$423,007
Finished goods	563,330	1,340,693
	$787,828	$1,763,700

6.	Intangible Assets

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

7.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2012	December 31, 2011

Technology fees	$450,000	$450,416
Professional services	268,656	298,283
Sales taxes	74,301	65,217
Customer overpayments	39,963	48,623
Supplier obligations	—	236,592
Other	98,303	123,024
	$931,223	$1,222,155

8.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. In June 2012, the lease term was extended through March 31, 2014. Base rent for the period October 2012 through March 2014 will be $52,917 per month.

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

		Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,072,911	$1,072,911	$—	$—
Total	$1,072,911	$1,072,911	$—	$—

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$559,427	$559,427	$—	$—
Total	$559,427	$559,427	$—	$—

10.	Credit Facility

In order to supplement the Company’s access to capital, on March 5, 2010, it entered into a Loan and Security Agreement, or the Credit Facility, with a bank, which permits the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was most recently extended on April 19, 2012, and will expire on January 31, 2013. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants including that certain financial covenants applicable to liquidity are to be maintained by the Company. As of December 31, 2011 and September 30, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. At September 30, 2012, $225,000 of the Credit Facility limit was restricted to support a letter of credit issued in favor of the Company’s landlord in connection with the lease extension of the Company’s facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2012 was $7,275,000.

11.	Public Offering of Common Stock and Warrants

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

12.	Management Retention and Incentive Plan

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

Our initial product for diabetic neuropathy, NC-stat DPNCheck, was launched in late 2011. NC-stat DPNCheck is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as DPN. It is designed to be used by primary care physicians, endocrinologists, podiatrists and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. The device measures nerve conduction velocity and response amplitude of the sural nerve, a nerve in the lower leg and ankle. These parameters are widely recognized as sensitive and specific biomarkers of DPN. Our initial target market was United States endocrinologists and podiatrists, which we believe consists of approximately 15,000 physicians who are viewed as leaders in the detection and management of DPN. Commercial launch of this product took place in the fourth quarter of 2011. We have subsequently expanded our sales efforts into the larger markets of managed care and retail health care using a corporate-to-corporate sales approach. Through September 30, 2012, we have placed nearly 780 devices with customers, including endocrinologists and podiatrists, primary care physicians, and other health care professionals.

Our diabetes product development pipeline includes SENSUS™, a device to treat chronic pain. Our 510(k) application for the SENSUS™ device was cleared by the FDA in August 2012 and our 510(k) application for the SENSUS biosensor is currently under review by the FDA. We are planning a limited commercial launch of this product late in the fourth quarter of 2012 pending FDA clearance.

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

Our neurodiagnostic equipment is used in approximately 2,300 physicians’ offices, clinics, and hospitals. Nearly 1.7 million patient studies have been performed with our neurodiagnostic devices since 1999. We manage our neurodiagnostic business to optimize its future cash contribution while maintaining a high standard of customer support.

Results of Operations

Comparison of Quarters Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$1,764.8	$2,560.2	$(795.4)	(31.1)%

Revenues include sales during the third quarter of 2012 from our initial diabetes product, NC-stat DPNCheck, which was commercially launched late in 2011. During the third quarter of 2012 we shipped 206 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of approximately $305,000. NC-stat DPNCheck sales declined as compared to the second quarter, which included large managed care and retail healthcare sales that were not repeated in the third quarter. However, we remain focused on expanding our sales in these areas. Revenues also include medical device and consumables sales from our legacy neurodiagnostic products, specifically the ADVANCE System, totaling approximately $1.5 million in the third quarter of 2012 and $2.6 million in the third quarter of 2011. The $1.1 million decline in legacy neurodiagnostics revenue reflects our declining neurodiagnostics active customer base following our decision in early 2011 to eliminate our direct sales force and to manage this business for cash flow. We expect the legacy neurodiagnostics business to continue to decline as we focus our resources on more attractive opportunities in the diabetes market.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Quarters Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$794.0	$1,156.1	$(362.1)	(31.3)%

Gross margin	$970.8	$1,404.1	$(433.3)	(30.9)

Our cost of revenues decreased $362,100 to $794,000, or 45.0% of revenues, for the quarter ended September 30, 2012, compared to $1.2 million, or 45.2% of revenues for the same period in 2011. Our gross margin percentage of 55.0% of revenues for the quarter ended September 30, 2012 increased slightly from the gross margin for the same period of 2011, which was 54.8% of revenues.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$980.3	$829.5	$150.8	18.2%
Sales and marketing	1,457.1	1,810.7	(353.6)	(19.5)
General and administrative	1,147.1	1,199.7	(52.6)	(4.4)
Total operating expenses	$3,584.5	$3,839.9	$(255.4)	(6.7)

Research and Development

Research and development expenses for the quarters ended September 30, 2012 and 2011 were $980,300 and $829,500, respectively. The comparative results included increases of $104,900 in clinical and development costs related to our diabetes products, $90,400 in personnel costs, $24,200 in consulting and outside services, and $23,900 in legal costs relating to patents. These increases were partially offset by a $91,600 decrease in technology licenses and fees.

Sales and Marketing

Sales and marketing expenses decreased to $1.5 million for the quarter ended September 30, 2012 from $1.8 million for the quarter ended September 30, 2011. The comparative results included decreases of $247,800 for personnel costs, reflecting a shift in headcount in the third quarter of 2012 compared to the third quarter of 2011 and $92,000 in severance costs incurred in the third quarter of 2011, $148,300 for advertising and promotions costs largely related to the launch of NC-stat DPNCheck in the third quarter of 2011, and $116,300 for recruiting costs largely related to the hiring in the third quarter of 2011 of the direct sales force for NC-stat DPNCheck. These decreases were partially offset by an increase of $113,100 for consulting and outside services.

General and Administrative

General and administrative expenses of $1.1 million for the quarter ended September 30, 2012 were down slightly compared with the quarter ended September 30, 2011. The comparative results included decreases of $43,700 for stock-based compensation costs, $39,100 for insurance and outside administration expense, and $39,100 for bad debt expense. These decreases in general and administrative expenses were largely offset by increases of $35,800 for consulting and outside services, $32,300 for travel costs, and $29,100 for professional fees.

Interest Income

Interest income was $3,500 and $4,900 for the quarters ended September 30, 2012 and 2011, respectively. Interest income was earned from investments in cash equivalents.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$6,052.1	$8,036.9	$(1,984.8)	(24.7)%

During the first nine months of 2012 we shipped 675 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of $1.1 million. Revenues also include medical device and consumables sales from our legacy neurodiagnostic products, totaling $5.0 million in the nine months ended September 30, 2012 and $8.0 million in the nine months ended September 30, 2011. The $3.0 million reduction in our legacy neurodiagnostics revenue reflects our declining neurodiagnostics active customer base following our decision in early 2011 to eliminate our direct sales force and to manage this business for cash flow. We expect the legacy neurodiagnostics business to continue to decline while we focus our resources on more attractive opportunities in the diabetes market.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$2,912.3	$3,521.8	$(609.5)	(17.3)%

Gross margin	$3,139.9	$4,515.1	$(1,375.2)	(30.5)

Our cost of revenues decreased $609,500 to $2.9 million, or 48.1% of revenues, for the nine months ended September 30, 2012, compared to $3.5 million, or 43.8% of revenues for the same period in 2011. Included in cost of revenues in the first nine months of 2012 is a $234,800 non-cash charge for excess inventory primarily related to the consolidation of our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System. Accounting for this consolidation also resulted in recognition of $36,900 in revenue, which had been previously deferred, resulting in an overall net decrease in gross margin in the first nine months of 2012 of $197,900. Our gross margin percentage of 51.9% of revenues for the nine months ended September 30, 2012 decreased from 56.2% of revenues for the same period in 2011. The $197,900 net charge against our margin reduced our gross margin percentage for the nine months ended September 30, 2012 by 3.6%.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,979.2	$3,049.9	$(70.7)	(2.3)%
Sales and marketing	4,586.8	5,164.8	(578.0)	(11.2)
General and administrative	3,720.4	3,883.2	(162.8)	(4.2)
Total operating expenses	$11,286.4	$12,097.9	$(811.5)	(6.7)

Research and Development

Research and development expenses for the nine months ended September 30, 2012 and 2011 were both approximately $3.0 million. The comparative results included decreases of $211,200 in technology licenses and fees, $192,500 related to an impairment charge to write off the remaining value of certain intangible assets in the second quarter of 2011, $61,500 in clinical and development costs, $57,100 in recruiting costs, and $53,300 for depreciation and amortization. These decreases were partially offset by a $396,600 increase in personnel costs, reflecting increased headcount to support development of our diabetes products, and a $96,800 increase in professional fees.

Sales and Marketing

Sales and marketing expenses decreased to $4.6 million for the nine months ended September 30, 2012 from $5.2 million for the nine months ended September 30, 2011. The comparative results included decreases of $512,900 for personnel costs, which included $184,700 in severance costs related to the restructuring of the Company’s neurodiagnostic activities in the quarter ended March 31, 2011, $164,900 for recruiting costs, and $111,200 for advertising and promotion costs. These decreases were partially offset by an increase of $158,300 for travel costs, largely for the NC-stat DPNCheck sales force.

General and Administrative

General and administrative expenses decreased to $3.8 million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011. This decrease included $180,900 for stock-based compensation, $116,200 for personnel costs and $62,100 for insurance and outside administration costs. These decreases were partially offset by increases of $164,100 for consulting services and temporary labor and $64,700 for travel costs.

Interest Income

Interest income was $11,800 and $18,000 for the nine months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2012, cash and cash equivalents totaled $10.9 million. On February 13, 2012, we completed a public offering of equity securities. We issued 8,530,410 shares of common stock and warrants to purchase 4,265,205 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. In addition, the placement agent for the offering was issued warrants to purchase 426,520 shares of common stock. See Note 11, Public Offering of Common Stock and Warrants, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for more information on the public offering of equity securities. Our ability to generate revenue will largely depend on the success of our diabetes business initiative and our ability to manage our neurodiagnostic business to optimize cash flow. A lower than expected level of market interest in NC-stat DPNCheck, and/or an accelerating decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our liquidity:

	September 30, 2012	December 31, 2011	Change	% Change
	($ in thousands)

Cash and cash equivalents	$10,925.6	$10,290.4	$635.2	6.2%

To supplement our access to capital we maintain a Loan and Security Agreement, or the Credit Facility, with a bank, which permits us to borrow up to $7.5 million on a revolving basis. The Credit Facility will expire on January 31, 2013. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants including the requirement to maintain certain financial covenants applicable to liquidity. As of December 31, 2011 and September 30, 2012, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. At September 30, 2012, $225,000 of the Credit Facility limit was restricted to support a letter of credit issued in favor of the Company’s landlord in connection with the lease extension of the Company’s facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2012 was $7,275,000.

During the first nine months of 2012, our cash and cash equivalents increased by $635,200, primarily due to our public offering in February 2012, which yielded net proceeds of approximately $7.4 million offset by the use of cash in our operating activities of $7.0 million.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding (DSO), and inventory turnover rate, which are presented in the table below for the quarters ended September 30, 2012 and 2011, and the year ended December 31, 2011:

	Quarter Ended September 30,		Year Ended December 31,
	2012	2011	2011

Days sales outstanding (days)	29	36	40
Inventory turnover rate (times per year)	3.4	2.5	2.3

The improvement in DSO reflects up-front payments on sales of NC-stat DPNCheck and ongoing collection efforts on older accounts. The improvement in the inventory turnover rate reflects ongoing attention to inventory management.

The following table sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(6,966.2)	$(5,335.8)
Net cash provided by investing activities	145.1	62.5
Net cash provided by financing activities	7,456.2	1.3

Our operating activities used $7.0 million in the nine months ended September 30, 2012. The primary driver for the use of cash in our operating activities during the first nine months of 2012 was our net loss of $8.1 million. This net loss included non-cash charges of $255,700 for depreciation and amortization, $244,300 for stock-based compensation, and $234,800 for excess inventory. In addition, cash used in operating activities reflected working capital changes including a $741,000 decrease in inventories, a $298,300 decrease in accounts receivable, a $223,800 decrease in accounts payable, a $171,800 decrease in accrued expenses and compensation, and a $146,900 increase in prepaid expenses and other current assets.

During the first nine months of 2012, our investing activities included a $229,500 increase in cash resulting from a release of restricted cash related to an amendment to our facility lease, partially offset by $84,400 used for the acquisition of fixed assets.

Our financing activities included $7.4 million provided from our public offering of equity securities in February 2012.

We held cash and cash equivalents of $10.9 million as of September 30, 2012. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales from our legacy neurodiagnostics products and the uncertainty of future revenues from our new diabetes products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner and on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. The closing bid price of our common stock on the NASDAQ Capital Market was $0.58 per share on October 11, 2012.

On March 22, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that the bid price for our common stock had not met the minimum $1.00 per share requirement for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter from NASDAQ indicated that we had 180 calendar days, or until September 18, 2012, to regain compliance. On September 19, 2012, NASDAQ notified us that the grace period to regain compliance was further extended until March 18, 2013. During this grace period extension, our common stock will continue to be listed on The NASDAQ Capital Market. We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on the NASDAQ Capital Market in the future or that we will comply with the other continued listing requirements. If our common stock lose their status on the NASDAQ Capital Market, our common stock would likely trade in the over-the-counter market.

We intend to actively monitor the bid price for our common stock between now and March 18, 2013 while demonstrating progress in our diabetes focused business plan, particularly our commercial diagnostic product, NC-stat® DPNCheck™, and our pain management device under development, SENSUS™. We cannot assure you that this will improve investor confidence and increase the market valuation of our common stock. On October 10, 2012, our Board of Directors approved a proposal authorizing the reverse stock split of our common stock. This proposal, if approved by our stockholders, permits the Board of Directors in their discretion to effect a reverse stock split of our common stock at a ratio between 1:2 to 1:6, such number consisting of only whole shares, to be selected by the Board of Directors following stockholder approval. To accomplish this, on October 25, 2012, we filed a definitive proxy statement with the SEC to provide our stockholders with notice of a special meeting of our stockholders to be held on December 7, 2012 to approve the potential reverse stock split.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2012, we did not have any off-balance sheet financing arrangements.

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding NC-stat DPNCheck and our SENSUS product; our plans to develop and commercialize our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K and our other Quarterly Reports on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Quarterly Report on Form 10-Q refer to NeuroMetrix, Inc.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings, but are subject to legal proceedings in the ordinary course of business. We do not expect these items to have a significant impact on our financial position.

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

NEUROMETRIX, INC.

Date: October 25, 2012	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 25, 2012	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.