Form 10-K
period 2012-12-31
NeuroMetrix, Inc.
filed 2013-02-25
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,736,847 based on the closing sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2012.

As of February 1, 2013, there were 2,140,871 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Item 11 in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2013, or the 2013 Annual Meeting of Stockholders.

NEUROMETRIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

“NEUROMETRIX”, “NC-STAT”, “ADVANCE”, “SENSUS”, and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding NC-stat DPNCheck and SENSUS; our plans to develop and commercialize our products; the success and timing of our studies; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

ITEM 1. BUSINESS

Our Business — An Overview

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

Diabetes is a worldwide epidemic. Recent studies estimate the worldwide prevalence of diabetes to be over 350 million people, of which approximately 90% are of the Type II variety. Within the United States, there are over 25 million people with diabetes and another 80 million people with pre-diabetes, which represents a constellation of conditions such as obesity and high triglyceride levels that are likely to progress to diabetes. In the United States, the annual cost of treating diabetes is over $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in the long term complications of chronic hyperglycemia. These complications include among other things cardiovascular disease, nerve disease and resulting pathological conditions such as foot ulcers and amputation, eye disease leading to blindness, and kidney failure.

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

Most people with diabetes receive health care attention in primary care settings where physicians have limited access to sophisticated diagnostic tools to detect diabetic neuropathy early and monitor its progress and response to treatment. As a result, they rely primarily on clinical examination of patients which, although it is an important part of the evaluation of a patient with diabetes, has limited sensitivity and specificity and can usually only detect later stage disease where treatment options and efficacy are compromised.

Early detection of DPN is particularly important because there are no treatment options once the nerves have degenerated. At the present time, the most widely used and recommended diagnostic method for DPN is the 5.07/10-g monofilament test. This test assesses the patient’s ability to detect focal pressure application in the foot. The inability to detect a monofilament indicates that the patient lacks adequate sensation to protect their feet from mechanical insults that can lead to foot ulcers; a condition known as loss of protection sensation, or LOPS. Although the monofilament is an important clinical test, it is insensitive to early DPN where interventions may slow or even halt further nerve damage. Nerve conduction studies, or NCS, are objective electrical tests of nerve function. They are considered the gold standard diagnostic method for DPN and can detect mild nerve damage before it is expressed as clinical symptoms. NCS have typically been provided by specialists using expensive equipment and therefore access has been limited, particularly for common conditions such as DPN.

Currently, there are limited treatment options for diabetic neuropathies. There are no approved disease modifying treatments for DPN, although a few pharmacological candidates are in clinical trials. Several large studies have shown that reducing hyperglycemia lowers the risk of developing DPN and decreases its severity. There is also observational data that suggests that reductions in triglyceride levels slows the progression of DPN. Several drugs, such as duloxetine and pregabalin, have been approved to treat the pain associated with DPN, which is referred to as painful diabetic neuropathy. Unfortunately, these drugs, which are also anti-depressants or anti-seizure medications, have systemic effects and are therefore-often associated with side effects. Like DPN, autonomic neuropathies are difficult to manage; however, early identification may allow physicians to lower cardiovascular risk. Mild to moderate CTS is effectively treated with conservative measures such as splinting and local steroid injections. More advanced CTS is usually managed surgically. In either case, it is essential to intervene before extensive nerve degeneration has occurred.

Our Strategy

We believe that there are large and important unmet needs in both the diagnosis and treatment of diabetic neuropathies. As a medical device company with both unique and substantial experience in devices to measure and alter peripheral nerve function, we believe we are in the unique position to address these unmet needs through the development of novel proprietary medical devices. Therefore, we are focused on developing and marketing medical devices for the diagnosis and treatment of diabetic neuropathies. We believe that we are the only medical device company with a strategic focus on the diabetic neuropathy market and our goal is to be the dominant player in this field.

Our key business strategies for 2013 by which we intend to advance our objectives in the diabetic neuropathy market include:

Driving Commercial Adoption of Our Proprietary Products for Diabetic Neuropathy in the United States.

•	NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy has now been on the market for over a year since launch in late 2011. Revenues in 2012 were nearly $1.5 million. Importantly, we were able to test product acceptance in several market segments and have now focused on the managed care market as the most attractive near-term revenue opportunity. Within managed care, we are specifically targeting Medicare Advantage providers. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. The Medicare Advantage market encompasses approximately 15 million covered lives or about 27% of the total Medicare population. We believe that this represents an attainable annual market in the range of $75 to $150 million. We have a small, senior level commercial operations team focused on developing the Medicare Advantage market.
•	SENSUS, our therapeutic device for relief of chronic, intractable pain was launched in January 2013. We believe this product will be attractive to endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy. The prevalence of painful diabetic neuropathy is approximately 16% to 26% of people with diabetes, which represents a 4 to 6 million patient group. We estimate the attainable market for SENSUS could be approximately 10% of this patient group, which we believe represents potential annual revenue in the range of $150 to $200 million. SENSUS is a prescription product and our initial challenge will be to obtain broad, national exposure and acceptance among physicians. We intend to create demand by contracting with a number of independent durable medical equipment (DME) suppliers employing sales representatives who detail physicians. Physician prescriptions will be fulfilled by the DME suppliers who will maintain a stock of SENSUS devices and consumables. As of February 15, 2013, we had seven regional DME suppliers with 30 sales representatives. Our goal is to build national coverage and have 100 sales representatives by mid-2013 and 250 sales representatives by the end of 2013. Further, during 2013, we have set a goal of having 2,000 patients treated with SENSUS, which would result in approximately $1 million in product revenue.

Commercializing NC-stat DPNCheck in Select International Markets Using a Distribution
Network.  We are targeting select international markets where we believe that the combination of a high prevalence of diabetes plus support from the local payer system will support NC-stat DPNCheck and, eventually, SENSUS. This includes countries in Western Europe, including Germany and the Netherlands, where we have both CE marking for NC-stat DPNCheck and established distribution, as well as East Asia, including Japan and South Korea. While our resources committed to this effort are modest, we believe that this approach could contribute meaningful revenue in 2013 while positioning us for international growth in subsequent years.

Leveraging a More Efficient Operating Structure with Future Revenue Growth.  During the course of 2012 we modified our operating structure to focus more narrowly on the high-value opportunities for NC-stat DPNCheck and SENSUS that can be pursued via independent distributors and a small commercial operations team. This has reduced our operating expenses and, more significantly, improved our future flexibility to generate increased sales volume without the cost of adding sales representatives and field clinical support. Our operating expenses during 2012 totaled $14.0 million and we forecast 2013 operating expenses to be in the range of $11 to $12 million, a reduction of 14% to 21%. We believe we can maintain and leverage this approximate operating expense level over the next several years as our diabetes business grows.

Managing Our Legacy Neurodiagnostics Business to Optimize Cash Flow.  Our historical neurodiagnostics business generated $6.1 million in revenue during 2012 with gross margins exceeding 50%. There are few direct cash operating expenses of our neurodiagnostics business. Two years ago we shifted our strategic focus toward more attractive opportunities in diabetes care and we determined that we would manage this legacy neurodiagnostic business for its cash contribution rather than growth. This decision was primarily due to changes in the reimbursement environment which were challenging and presented few practical alternatives. We see the legacy business continuing to decline as we operate it for cash flow. See “— Legacy Neurodiagnostics Business.”

Our Business Model

We develop and market neurodiagnostic systems which typically consist of a medical device plus single patient-use biosensors or electrodes. Other accessories are also offered to our customers. Our goal for these systems is to build an installed base of active customer accounts and distributors that regularly reorder consumables to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations and, more recently, to the ADVANCE NCS/EMG System. The planning for our diabetes care pipeline, including NC-stat DPNCheck, SENSUS and other products in development, is based on the device plus consumables business model.

Marketed Products

NC-stat DPNCheck

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

NC-stat DPNCheck is a modified version of our previously marketed NC-stat nerve testing device, and has the same clinical indications with respect to DPN. The modified device has the same functionality with respect to sural nerve testing as the original device; however, the cost of the electronic hand-held unit and the consumable biosensors has been reduced by approximately 50%. More than 1.7 million patient studies have been performed using our NC-stat technology and there have been approximately 6.3 million nerve tests, including nearly 700,000 sural nerve tests. It has been the subject of many published studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN.

SENSUS

The SENSUS pain therapy device is a transcutaneous electrical nerve stimulator, or TENS, designed for relief of chronic, intractable pain. We believe that SENSUS will be attractive to endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN. We have used our unique expertise in peripheral nerve stimulation in the development of SENSUS which incorporates several proprietary features for ease of patient use and physician reporting. SENSUS is comprised of: (1) an electronic device with strap that is worn on the upper calf and (2) an electrode which attaches to the device. We provide prescribing physicians with PC-based software that links to the device via a USB connection thereby allowing them to download a record of the patient’s use of the device.

A recent evidence based review by the American Academy of Neurology determined that TENS was a useful modality for managing pain associated with diabetic peripheral neuropathy. Our assessment of currently available TENS devices indicated that the devices currently on the market do not meet the needs of patients with PDN because they are not optimized for PDN but are instead targeted at low back pain, sports medicine, and rehabilitation applications. Furthermore, they are difficult to administer and tend to be complicated for clinicians and patients.

Our SENSUS device and electrodes were cleared by the FDA for commercial distribution during 2012. When medically indicated and supported by proper documentation, TENS are generally reimbursed by Medicare and many commercial insurance companies under the DME benefit.

ADVANCE System

Our legacy neurodiagnostics business is based on the ADVANCE NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures. The ADVANCE System is comprised of: (1) various types of electrodes and needles, (2) the ADVANCE device and related modules, and (3) a communication hub that enables the physician's office to network their device to their personal computers and our servers for data archiving, report generation, and other network services. The ADVANCE System is most commonly used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve specific electrode arrays.

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

Products in Development

SENTINELTM

SENTINEL is a device under development that is intended to provide sensory enhancement in the feet. It is targeted at patients who have lost sensory perception in the lower extremities, likely as a result of diabetes, and are at greater risk of falling and developing foot ulcers. The objective of this technology is to relay sensory input from the feet through the nervous system to the brain thereby improving balance and more immediate awareness of foot insults. SENTINEL is in the conceptual stages of product development and a target launch date has not been set.

The following chart summarizes our previously marketed products, currently marketed products, and products in development.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
NC-stat*	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	nearly 1,700,000
ADVANCE	Q2 2008 – present	Nerve Conduction Invasive Needle EMG	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	>103,000
NC-stat DPNCheck	Q3 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	est. >50,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain, such as painful diabetic neuropathy	~100
SENTINEL	TBD	Proprietary	Advanced DPN	N/A

*	Support was discontinued in the first quarter of 2012.

Customers

Our customers include physicians, clinics, hospitals, managed care organizations, retail health businesses, independent distributors in the United States and abroad, and durable medical equipment suppliers. Our NC-stat DPNCheck device was launched in late 2011 and approximately 1,000 devices have been placed with customers through February 15, 2013. These customers include managed care organizations, retail health businesses, endocrinologists, podiatrists and primary care physicians. As of February 15, 2013, we had an installed base of approximately 1,800 active customers using our ADVANCE System. These customers include primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation, or PM&R, physicians, and neurosurgeons. Our SENSUS device was launched in January 2013 and is being sold to DME suppliers who, in turn, distribute the product along with consumables directly to patients. At December 31, 2012, one customer accounted for 11.5% of accounts receivable. For the years ended December 31, 2012, 2011, and 2010, no single customer accounted for more than 10% of revenue.

Geographic Information

Substantially all of our assets, revenues, and expenses for the years ended December 31, 2012, 2011, and 2010 were located at or derived from operations in the United States. In addition, we have had limited sales through distributors in the United Kingdom, the Netherlands, India, and various other countries. For each of the years ended December 31, 2012, 2011, and 2010, international revenues accounted for approximately 7%, 6%, and 2%, respectively, of our total revenues.

Sales, Marketing, and Distribution

NC-stat DPNCheck, our diagnostic test for DPN, was launched late in 2011 into the United States market for endocrinology and podiatry, followed by market evaluations and/or sales efforts in primary care, retail health, and managed care. While we believe that all of these segments hold potential, we have narrowed our focus to managed care, and specifically Medicare Advantage providers, which we believe represent the most attractive near-term opportunity. The Medicare Advantage market encompasses approximately 15 million covered lives or about 27% of the total Medicare population. We believe that this represents an attainable market in the range of $75 to $150 million. We have a four person senior level commercial operations team led by our Chief Operating Officer that is focused on developing the Medicare Advantage market.

SENSUS, our therapeutic device for relief of chronic, intractable pain, was launched in January 2013. We believe this product will be attractive to endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage pain in their patients with diabetes. The prevalence of painful diabetic neuropathy is 16 – 26% of people with diabetes representing a 4 – 6 million patient group. The attainable market potential for SENSUS, we believe, could be 10% of this patient group representing annual revenue in the range of $150 to $200 million. We have seven regional DME distributors in place with 30 sales representatives as of February 15, 2013. Our goal in building national coverage is 100 sales representatives by mid-2013 and 250 sales representatives by the end of 2013. Further, during 2013 we have set a goal of 2,000 patients treated with SENSUS resulting in $1 million in product revenue.

Our installed base of ADVANCE accounts is supported by our customer service department which includes a director and three representatives. We are not actively pursuing new ADVANCE customers. Interest expressed in new ADVANCE systems by potential customers is handled by our customer service department and our marketing department. Internationally, ADVANCE sales and account support is handled by our network of independent distributors who are directed by our European Sales Manager.

Our marketing support for NC-stat DPNCheck and for ADVANCE is provided by our Senior Vice President of Commercial Operations and two marketing staff.

We invest significant effort in technical, clinical, and business practices training for our commercial operations team, marketing staff and independent sales representatives. We also require attendance at periodic sales and product training programs. Promotion and sales of medical devices are highly regulated not only by the FDA, but also by the U.S. Centers for Medicare and Medicaid Services, or CMS, and the Office of Inspector General, or OIG, and, outside the United States, by other international bodies, and are subject to federal and state fraud and abuse enforcement activities. See “— FDA and other Governmental Regulation” below.

Manufacturing and Supply

We perform final assembly and servicing of our new NC-stat DPNCheck and SENSUS devices at our corporate headquarters facility. We rely on an outside contractor for the manufacture and servicing of our ADVANCE device and also for the components that we use in the buildup for NC-stat DPNCheck and SENSUS. We rely on outside contractors for the manufacture of our consumable biosensor/electrodes. With the exception of the biosensors for use with our NC-stat DPNCheck devices, which we acquire from two manufacturers, we do not currently maintain alternative manufacturing sources for our NC-stat DPNCheck, SENSUS or ADVANCE devices, communication hubs, biosensors/electrodes, or any other finished goods products. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, kitting, packaging, and labeling at our corporate headquarters facility. We believe these manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc., or Sunburst, has been manufacturing our NC-stat devices since November 2005. We entered into a supply agreement with Sunburst during 2006 for the manufacturing and supply of our neurodiagnostic devices. Sunburst manufactures the current generation of our ADVANCE device as well as the NC-stat DPNCheck and SENSUS subassemblies at a facility in Massachusetts.

Polymer Flexible Circuits, Inc., or Parlex, has been manufacturing our nerve specific electrodes since early 1999. In 2011 Parlex began manufacturing the NC-stat DPNCheck biosensors. In August 2006, we entered into a mutually exclusive manufacturing and supply agreement with Parlex pursuant to which Parlex will manufacture and supply to us, and we will purchase from Parlex, at agreed upon prices per unit, all of our requirements of nerve conduction testing electrodes for resale in the United States. Under the agreement, Parlex has agreed not to manufacture electrodes to be used to measure nerve conduction for any other company during the term of the agreement and, in some cases, for a period of one year thereafter. This agreement will continue indefinitely until terminated by either party upon not less than 18 months prior written notice to the other party. Parlex manufactures our electrodes at a facility in Massachusetts and also has the ability to perform certain manufacturing steps for our electrodes at a second site located in the United Kingdom.

Katecho, Inc., or Katecho, a full service original equipment manufacturer (OEM) specializing in medical and cosmetic devices manufactures biosensors for use with our NC-stat DPNCheck devices in international markets and initiated manufacturing SENSUS electrodes during 2012 under normal commercial terms contained in our purchase orders. Katecho manufactures electrodes at its facility in Iowa.

We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by European agencies. Our ADVANCE System and NC-stat DPNCheck are cleared for marketing within the United States, Canada, and the European Union. In addition, our SENSUS Pain Management System is cleared for marketing in the United States. Our facility is subject to periodic inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. As a registered device manufacturer, we will undergo regularly scheduled FDA quality system inspections. However, additional FDA inspections may occur if deemed necessary by the FDA.

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry. Key members of our R&D management team have worked together for over a decade. This team includes the extensive involvement of our founder and Chief Executive Officer who holds both M.D. and Ph.D. degrees. The R&D group consists of 11 people, including two who hold M.D. degrees and three who hold Ph.D. degrees. The group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems. The R&D group works closely with our marketing group and our customers to design new and modified products that are focused on improving clinical outcomes. Our clinical programs are led by our Chief Medical Officer who is a board-certified endocrinologist with extensive diabetes management experience.

Our research and development efforts are primarily focused in the following areas:

•	Enhancements to our first generation NC-stat DPNCheck device. We are focused on improving NC-stat DPNCheck’s clinical utility, enhancing device usability, integrating into customer electronic medical records, and lowering manufacturing costs. We are also in the process of evaluating the design of a second generation NC-stat DPNCheck device.
•	Enhancements to our first generation SENSUS pain therapy device. With the recent launch of our SENSUS device, we anticipate customer requests to enhance usability. Also, we have begun to identify improvements that we intend to make in designing a second generation SENSUS device.
•	Development of the SENTINEL sensory enhancement system. We are in the product conceptualization stage for a system which would relay sensory information from a foot lacking physical sensation into the healthy region of the nervous system with the objective of promoting improved balance, lessening falls and minimizing foot ulcers.
•	Oversee our support to clinical studies that employ our NC-stat DPNCheck and SENSUS products. We presently are involved in six studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. These studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption. We are developing plans for clinical studies employing SENSUS.

In addition to these core areas of research and development focus, we are also exploring additional clinical applications within the diagnosis and treatment of diabetic neuropathy for our core technology and expertise.

Research and development expenses were approximately $3.5 million, $3.9 million, and $5.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Clinical Programs

We maintain a clinical program under the direction of our Chief Medical Officer, who is a board certified endocrinologist with extensive experience in diabetes. Our clinical programs are comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted together with leading researchers around the world to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as for devices and consumables. External studies may examine the clinical performance and utility of our products or our products may be used as outcomes measures.

We actively seek to publish our clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same.

Following is a list of external studies involving the use of our products which are currently underway.

Institution	Initiated	Study Focus	Product	Duration	Subjects
Ipswich Diabetes Centre, Ipswich Hospital (UK)	Fall 2011	Evaluation of small fiber neuropathy in patients with diabetes	NC-stat DPNCheck	4 years	400
Royal Hallamshire Hospital University of Sheffield (UK)	Mid 2012	Evaluation of DPN based on severity of diabetes	NC-stat DPNCheck	1 year	120
Joslin Diabetes Center	Mid 2012	Effect of weight loss on DPN	NC-stat DPNCheck	1 year	50
Toronto General Hospital, University of Toronto	Mid 2012	Assessment of various neuropathy measurement modalities	NC-stat DPNCheck	6 months	140
Institute for Clinical Diabetology, Heinrich Heine University	Mid 2012	Assessment of DPN in newly diagnosed Type 2 diabetes patients	NC-stat DPNCheck	6 months	150
Department of Diabetes, Poole Hospital (UK)	Fall 2012	Comparison of DPNCheck with Vibratory Perception Testing	NC-stat DPNCheck	6 months	100
First Vitals Health	Early 2013	Effect of aggressive intervention on foot disease for high risk patients	NC-stat DPNCheck	3 years	600

Competition

Other than NC-stat DPNCheck, we believe that there is currently no objective and standardized test for DPN widely available at the point-of-care. The American Diabetes Association, or ADA, and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, this screen is typically performed with a simple (5.07/10g) monofilament. This subjective method identifies late stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is a large unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by a number of medical supply companies.

With respect to SENSUS, there are numerous manufactures of transcutaneous electrical nerve stimulation devices. We believe that the largest company is Empi, Inc. which is part of DJO Incorporated. We further believe that most of the current manufacturers are focused on low back pain, sports medicine, and rehabilitation rather than on painful diabetic neuropathy. As a result, we are not aware of any devices that are uniquely optimized for use in treating painful diabetic neuropathy. There are a few companies that claim that their devices have specific utility for painful diabetic neuropathy; however, we do not believe that these claims have been widely validated through adequate clinical studies.

There are several companies that sell neurodiagnostic devices. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated. Natus Medical Incorporated has substantially greater financial resources than we do. Natus Medical Incorporated and Cadwell Laboratories, Inc. have established reputations as having effective worldwide distribution channels for medical instruments to neurologists and PM&R physicians.

Intellectual Property

We rely on a combination of patents, trademarks, copyrights, trade secrets, and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary technology, intellectual property rights, and know-how. We hold issued utility patents covering a number of important aspects of our NC-stat, SENSUS, ADVANCE, and NC-stat DPNCheck products. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We also require our employees, consultants and advisors, whom we expect to work on our products, to agree to disclose and assign to us all inventions conceived, developed using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2012, we had 38 issued U.S. patents, one issued foreign patent, and 17 pending patent applications, including nine U.S. applications, five international PCT applications, and three foreign national applications. We have filed a utility patent application for NC-stat DPNCheck and another utility patent application for SENSUS.

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

Trademarks

We hold domestic registrations for the marks NEUROMETRIX and NC-stat. We use a trademark for ADVANCE, NC-stat DPNCheck and SENSUS. We hold certain foreign trademark registrations for the marks NEUROMETRIX and NC-stat.

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and NC-stat DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2013 Physicians Fee Schedule published by CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as are used with the NC-stat DPNCheck device and the ADVANCE System.

We believe that physicians are generally receiving reimbursement under CPT 95905 from Medicare for nerve conduction studies performed using pre-configured electrode arrays that meet the medical necessity requirements in their local Medicare region but that commercial insurers are generally not providing reimbursement. Reimbursement by third-party payers is an important element of success for medical device companies. We do not foresee a significant near-term improvement in reimbursement for procedures performed with ADVANCE and NC-stat DPNCheck.

In the United States, some insured individuals are receiving their medical care through managed care programs which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis a predetermined annual payment per member which puts the providers at financial risk for the services provided to their members. This is generally the case under Medicare Advantage where contracting insurers receive a monthly capitated fee from CMS to provide all necessary medical care to participating members. These capitated fees are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to ensure the adequacy of payment. Members with higher risk codes generally require more healthcare resources than those with lower risk codes. In turn, the insurer fully absorbs the risk of patient health care costs. Insurers may share a portion of the risk with provider organizations such as independent practice associations (IPAs) with whom they contract to provide medical services to their members. Proper assessment of each member’s health status and accurate coding helps to assure that insurers receive capitation fees consistent with the cost of treating these members. Nerve conduction testing can provide valuable, early identification of neuropathy leading to clinical interventions that can reduce health care costs. Also, these tests provide valuable input regarding each member’s health risk status which can result in more appropriate capitated payments from CMS. We believe that the clinical and economic proposition for NC-stat DPNCheck is attractive to Medicare Advantage insurers and risk bearing provider organizations. We are focusing our sales effort for NC-stat DPNCheck on the Medicare Advantage managed care market segment.

We believe that the SENSUS pain management therapeutic system is considered a durable medical equipment (DME) benefit and is reimbursed for chronic pain by Medicare and many commercial insurers under HCPCS code EO730 for the device and under HCPCS code A4595 for the consumable electrodes. These pre-existing codes apply to DME benefits employing transcutaneous electrical nerve stimulation equipment.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services.

Our success in selling the NC-stat DPNCheck and SENSUS devices and the ADVANCE System will depend upon, among other things, our customers receiving, and our potential customers' expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. See Item 1A, “Risk Factors,” “If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products, the adoption of our products and our future product sales will be materially adversely affected.”

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

Before being introduced into the market, our products must obtain market clearance or approval through the 510(k) pre-market notification process, the de novo review process or the PMA process, unless they qualify for an exemption from these processes. See Item 1A, “Risk Factors,” “We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the NC-stat DPNCheck and SENSUS devices and the ADVANCE System, as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.”

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

As a transcutaneous electrical nerve stimulator, the SENSUS pain therapy device is a Class II medical device which received 510(k) clearance from the FDA in August 2012. In November 2012 the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic intractable pain.

Manufacturing Facilities

Our facility, and the facility utilized by Sunburst, our contract device manufacturer, have each been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturer are in substantial compliance with the QSR. We expect that our facility will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

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

Legacy Neurodiagnostics Business

We were founded in 1996 as a science-based health care company. Our focus had been the development of innovative products for the detection, diagnosis, and monitoring of peripheral nerve and spinal cord disorders, such as those associated with carpal tunnel syndrome, lumbosacral disc disease and spinal stenosis, and diabetes. Our NC-stat System for the performance of nerve conduction studies at the point-of-care was commercially launched in 1999. The second generation NC-stat was released in 2002. In 2008, we brought to market the more sophisticated ADVANCE System for nerve conduction testing and performance of invasive needle electromyography. These systems were general purpose with broad application in evaluating and diagnosing nerve disorders. Numerous studies demonstrating the clinical accuracy and utility of these devices have been conducted and published in high quality peer-reviewed journals. Furthermore, these devices have been used in FDA sanctioned clinical trials for pharmacological agents and large scale epidemiological studies sponsored by the NIH, Center for Disease Control, or CDC, and other governmental agencies. The products have been cleared by the FDA, field tested for over a decade and highly regarded for their ease of use, accuracy and reproducibility of results.

Following launch of NC-stat in 1999, we experienced rapid revenue growth, which lead to our initial public offering in 2004. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had always required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. The success of point-of-care nerve testing, a market which we created, was met with resistance in some sectors of the medical community, particularly by neurologists and physical medicine and rehabilitation physicians, both of which had traditionally provided nerve testing services. As a consequence of successful lobbying by these specialists, physicians using our technology experienced increased denials of coverage by third party payers resulting in their discontinuing usage and our difficulty in accruing new customer accounts. In late 2009 CMS included in the Physician Fee Schedule a new Category I CPT Code, CPT 95905, for nerve conduction studies performed using preconfigured electrode such as those employed with our products. During 2010 most Medicare fiscal intermediaries assumed coverage for CPT 95905 for at least some clinical indications; however, the health care environment has been such that we have been unable to secure broad coverage among private payers, which is essential to the success of our ADVANCE System product. This experience was reflected in our revenues for the legacy Neurodiagnostics business, which peaked in 2006 at $55.3 million. We reported revenue of $6.1 million, $10.3 million, and $13.9 million in 2012, 2011, and 2010, respectively, for the legacy Neurodiagnostics business.

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

Employees

As of December 31, 2012, we had a total of 39 employees, 38 of which were full-time employees. Of these employees, 11 were in research and development, 13 in sales and marketing, five in production/distribution, and nine in general and administrative services. One employee holds both M.D. and Ph.D. degrees, two additional employees hold M.D. degrees, and three additional employees hold Ph.D. degrees.

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

We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2012, 2011, and 2010 were approximately $10.0 million, $10.0 million, and $16.9 million, respectively, reflecting a decline in revenues. At December 31, 2012, we had an accumulated deficit of approximately $138.6 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Two years ago, we shifted our business focus to diabetes care. We cannot assure you that we will be successful in this field or that our initial commercial products for diabetes care, NC-stat DPNCheck and SENSUS, or the products in our development pipeline, will be successful.

Our strategic focus is diabetes care. Our initial diabetes care product, NC-stat DPNCheck which was launched in late 2011, is a fast, accurate, and quantitative nerve conduction test for systemic neuropathies, such as DPN. In January 2013, we launched SENSUS, our pain management therapeutic device for relief of chronic, intractable pain. We also have other products in our development pipeline. Our future prospects are closely tied to our success with our NC-stat DPNCheck and SENSUS devices which, in turn, depends upon market acceptance and growth in future revenues. We cannot assure you that our diabetes care strategy, including the commercialization of our current products and other products in our development pipeline, will be successful. If our diabetes care strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to increase adoption of NC-stat DPNCheck within the Medicare Advantage market;
•	inability to secure broad, national distribution for SENSUS among independent DME suppliers;
•	decreased rates of patient visits to physicians;
•	unfavorable changes to current Medicare and commercial payer payment policies;
•	unfavorable experiences by patients and physicians using SENSUS, and;
•	physicians’ reluctance to alter their existing practices.

If we are unable to expand exposure and penetrate the market for NC-stat DPNCheck and SENSUS, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

We currently rely on sales of the products that comprise the ADVANCE System to generate a substantial portion of our revenues. Any factors that negatively impact our sales of these products could significantly reduce our ability to generate revenues.

We launched the ADVANCE System, our sophisticated nerve conduction testing system, in June 2008. For the year ended December 31, 2012, $6.1 million of our $7.6 million in total revenue was attributed to the ADVANCE System. We continue to derive a substantial portion of our revenues from sales of the products that comprise this system, particularly from electrodes. We expect that sales of ADVANCE System products will constitute more than half of our sales during 2013. Accordingly, our ability to generate revenues in the short-term is dependent on our ability to market and sell the products that comprise the ADVANCE System, particularly electrodes. Our sales of these products may be negatively impacted by many factors, including:

•	changes in reimbursement rates or policies relating to our products by third-party payers;
•	manufacturing problems;
•	claims that our products infringe on patent rights or other intellectual property rights owned by other parties;
•	adverse regulatory or legal actions relating to our products; and
•	clinical trial results relating to our products or our competitors’ products.

If any of these events occurs, our ability to generate revenues from the ADVANCE System could be significantly reduced.

If health care providers are unable to obtain sufficient reimbursement or adjustment to capitated premium payments from third-party health care payers related to the use of our products, the adoption of our products and our future product sales will be materially adversely affected.

Widespread adoption of our products by the medical community is unlikely to occur without a financial incentive from third-party payers for the use of these products. If health care providers are unable to obtain adequate reimbursement for procedures performed using our products, if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, and if DME suppliers are not adequately reimbursed for supplying our therapeutic products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly. Additionally, even if these products and procedures are adequately reimbursed by third-party payers today, adverse changes in payers future policies toward payment would harm our ability to market and sell our products. Third-party payers include those governmental programs such as Medicare and Medicaid, private health insurers, workers’ compensation programs and other organizations.

Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using our products. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not cover the procedures performed with our products or pay physicians an adequate amount for performing those procedures, if at all. Additionally, some private payers do not follow the Medicare guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers. Importantly, the effects that implementation of the Patient Protection and Affordable Care Act will have on CMS, commercial insurers, health care providers, and ultimately on our business, cannot be predicted.

We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the NC-stat DPNCheck and SENSUS devices and the ADVANCE System as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.

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

We rely on third-party manufacturers to manufacture components of our NC-stat DPNCheck and SENSUS systems, and to fully manufacture the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have entered into exclusive manufacturing and supply agreements with Parlex Polymer Flexible Circuits, Inc. for the manufacture of the biosensors for nerve conduction testing for our domestic market. Katecho, Inc. manufactures biosensors for use with our NC-stat DPNCheck devices in international markets and also manufactures electrodes for SENSUS, and Sunburst EMS, Inc. manufactures electronic boards and other components of our NC-stat DPNCheck and SENSUS products, which we assemble at our corporate headquarters facility to produce completed devices. Sunburst EMS, Inc. also manufactures our ADVANCE System monitors, docking stations, and communication hubs.

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

We and our contract manufacturers are required to comply with the FDA’s quality system regulation, or QSR, which is a complex regulation that governs the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections. We cannot assure you that our facilities or the facilities of the manufacturers of our products would pass any future inspection. If our facilities or any of the facilities of the manufacturers of our products fail an inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could result in a suspension or shutdown of our packaging and labeling operations and the operations of the manufacturers of our products or a recall of our products, or other administrative or judicial sanctions. If any of these events occurs, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

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

Two years ago we shifted our strategy to focus on diabetes care, specifically unmet medical needs related to diabetic peripheral neuropathy which is the most common complication of diabetes. Since then, we have advanced NC-stat DPNCheck and SENSUS through our product development pipeline to the market. We plan to introduce other new products related to diabetic neuropathy, such as SENTINEL, in future periods. We expect that advancing our pipeline products will require significant time and resources. We may not be successful in our commercialization efforts for any of the product candidates currently in our pipeline and we may not be successful in developing, acquiring, or in-licensing additional product candidates, to the extent we decide to do so. If we are not successful advancing new products through our development pipeline, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected.

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

In February 2009, we announced that we had reached a resolution with the United States Department of Justice, or DOJ, and the OIG of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System. As part of the resolution with the DOJ and OIG, we entered into a three-year Deferred Prosecution Agreement with the DOJ and a five-year Corporate Integrity Agreement with the OIG. The Deferred Prosecution Agreement has now expired. However, failure to comply with the terms of the Corporate Integrity Agreement could result in substantial civil or criminal penalties and being excluded from government health care programs, which could materially reduce our sales and adversely affect our financial condition and results of operations.

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

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of medical devices. The medical device industry historically has been litigious, and we face financial exposure to product liability claims if the use of our products were to cause or contribute to injury or death. Our NC-stat and ADVANCE systems, NC-stat DPNCheck, and SENSUS products may be susceptible to claims of injury because their use involves the electric stimulation of a patient’s nerves. Although we maintain product liability insurance for our products and other commercial insurance, the coverage limits of these policies may not be adequate to cover future claims. As sales and use of our products increase, we may be unable to maintain sufficient product liability or other commercial insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. A product liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A product liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

Our products are complex in design, and defects may not be discovered prior to shipment to customers, which could result in warranty obligations or product liability or other claims, reducing our revenues and increasing our costs and liabilities.

We depend upon third parties for the manufacture of our products or components. Our products, particularly our electrodes, require a significant degree of technical expertise to produce. If these manufacturers fail to produce our products to specification, or if the manufacturers use defective materials or workmanship in the manufacturing process, the reliability and performance of our products will be compromised.

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

We are a small company with 39 employees as of December 31, 2012, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges our business has recently faced. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

Our future business and financial success will depend, in part, on our ability to effectively market our new products, such as NC-stat DPNCheck, SENSUS and the ADVANCE System and upgrade these products in response to customer demand. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance our current products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

We currently compete, and may in the future need to compete, against other medical device companies with potentially greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that may have competitive advantages over us. We compete with companies that sell traditional nerve conduction study and electromyography equipment including Cadwell Laboratories, Inc. and Natus Medical Incorporated. These companies enjoy significant competitive advantages, including:

•	greater resources for product development, sales and marketing;
•	more established distribution networks;
•	greater name recognition;
•	more established relationships with health care professionals, customers and third-party payers; and
•	additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives.

As we develop the market for diagnosis and treatment of diabetic neuropathy, we may be faced with competition from these companies or others that decide and are able to enter this market. Some or all of our future competitors in the diabetes care market may enjoy competitive advantages such as those described above. If we are unable to compete effectively against existing and future competitors, our sales will decline and our business will be harmed.

Security breaches and other disruptions could compromise our information and expose us to liability, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks, including intellectual property, our proprietary business information, and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

As we expand into foreign markets, we will be affected by new business risks that may adversely impact our financial condition or results of operations.

Foreign markets represented approximately 7% of our revenues in 2012. We are working to expand market penetration, particularly in Europe and Asia. Any such expansion will subject us to the possibility of new business risks, including:

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

Our loan and security agreement with a bank, which we refer to as our credit facility, contains financial and operating restrictions that may limit our access to credit. If we fail to comply with covenants in the credit facility, we may be required to repay any indebtedness thereunder, which may have an adverse effect on our liquidity.

Although we have not borrowed any funds under the credit facility, provisions in the credit facility impose restrictions on our ability to, among other things:

•	incur additional indebtedness;
•	create liens;
•	replace certain of our executive officers;
•	enter into transactions with affiliates;
•	transfer assets;
•	pay dividends or make distributions on, or repurchase, our capital stock; and
•	merge or consolidate.

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants. We may not be able to comply with these covenants in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

We held cash and cash equivalents of $8.7 million as of December 31, 2012. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs beyond the next twelve months. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

The trading price of our common stock has been highly volatile. Since our public offering in July 2004 through February 1, 2013 our stock price has fluctuated from a low of $2.40 to a high of $1,482.84. The market price for our common stock will be affected by a number of factors, including:

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

If we fail to meet all applicable NASDAQ Capital Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On March 22, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company would be afforded 180 calendar days, or until September 18, 2012, to regain compliance with the minimum bid price requirement. On September 19, 2012, we received a letter from NASDAQ stating that we had been granted a six month extension until March 18, 2013 to regain compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. During this grace period extension, our common stock will continue to be listed on The NASDAQ Stock Market. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

In order to regain compliance, shares of the our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. Therefore, on February 15, 2013, we filed a Certificate of Amendment to our Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-6 reverse stock split of our common stock. This action had previously been approved by our stockholders at a special meeting of stockholders held on December 7, 2012. As a result of the reverse stock split, every six shares of our pre-reverse split common stock were combined and reclassified into one share of our common stock. No fractional shares were issued in connection with the reverse stock split.

If we do not regain compliance by March 18, 2013, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Hearings Panel. While we intend to engage in efforts to regain compliance, and thus maintain our listing, we may not be able to regain compliance during the applicable time period set forth above. If we fail to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Capital Market was $2.88 on February 1, 2013.

Our recently implemented reverse stock split could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

On December 7, 2012, our stockholders approved a proposed amendment to our restated certificate of incorporation, as amended, and authorized our Board of Directors, if in their judgment they deemed it necessary, to effect a reverse stock split of our common stock at a ratio in the range of 1:2 to 1:6. We implemented this reverse stock split on February 15, 2013 with a ratio of 1:6, however, there are risks associated with this reverse stock split, including that the reverse stock split may not result in a sustained increase in the per share price of our common stock. We cannot predict whether the reverse stock split will increase the market price for our common stock on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

•	the market price per share of our common stock after the reverse stock split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split;
•	the reverse stock split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;
•	the reverse stock split will result in a per share price that will increase our ability to attract and retain employees and other service providers; or
•	the market price per share will either exceed or remain in excess of the $1.00 minimum bid price as required by NASDAQ, or that we will otherwise meet the requirements of NASDAQ for continued inclusion for trading on The NASDAQ Capital Market.

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume. The 50 day average trading volume through February 1, 2013 as reported by NASDAQ was approximately 13,667 shares. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility precludes us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in an approximately 30,000 square foot facility in Waltham, Massachusetts, which we occupy under an office lease expiring in March 2014. We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the NASDAQ Global Market from its initial listing in July 2004 until March 23, 2011. Since March 24, 2011, our common stock has traded on the NASDAQ Capital Market under the symbol “NURO”. The price range per share reflected in the table below is the high and low sales prices of our common stock as reported by NASDAQ (rounded to the nearest penny) for the periods presented and has been adjusted to reflect a 1-for-6 reverse stock split of our common stock completed on February 15, 2013.

	Years ended December 31,
	2012		2011
	High	Low	High	Low
First quarter	$9.48	$3.96	$24.84	$15.48
Second quarter	4.98	3.66	22.68	14.76
Third quarter	5.10	3.12	19.80	9.60
Fourth quarter	3.66	2.40	12.30	6.90

Stockholders

On February 1, 2013, there were approximately 55 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 1, 2013, the last reported sale price per share of our common stock on the NASDAQ Capital Market was $2.88.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion and growth of our business and do not expect to pay any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, and plans for expansion. Additionally, the credit facility restricts our ability to pay dividends.

Issuer Purchases of Equity Securities

We reacquired 75 shares of our common stock, at an average price of $3.78 per share, during the quarter ended December 31, 2012, in connection with the vesting of certain restricted shares issued pursuant to our Fourth Amended and Restated 2004 Stock Option and Incentive Plan. We reacquired these shares as part of the settlement of minimum tax withholding obligations by participants under our Fourth Amended and Restated 2004 Stock Option and Incentive Plan. The following table sets forth these reacquisitions that we made during the quarter ended December 31, 2012 and has been adjusted to reflect a 1-for-6 reverse split of our common stock completed on February 15, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	—	—	N/A	N/A
November 1, 2012 – November 30, 2012	—	—	N/A	N/A
December 1, 2012 – December 31, 2012	75	$3.78	N/A	N/A
Total	75	$3.78	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements and related notes for the years ended 2012, 2011, and 2010 appearing elsewhere in this Annual Report on Form 10-K:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$7,575	$10,397	$13,900	$26,137	$31,121
Cost of revenues	3,589	4,722	7,050	7,536	9,012
Gross profit	3,986	5,675	6,850	18,601	22,109
Operating expenses:
Research and development	3,546	3,877	5,856	5,611	5,589
Sales and marketing	5,727	6,689	11,072	10,841	14,647
General and administrative	4,735	5,112	7,232	9,119	12,016
Goodwill impairment	—	—	—	—	5,833
Charge for legal settlement	—	—	—	—	3,706
Intangible asset impairment	—	—	—	—	1,768
Gain from deconsolidation of joint venture	—	—	—	—	(2,100)
Total operating expenses	14,008	15,678	24,160	25,571	41,459
Loss from operations	(10,022)	(10,003)	(17,310)	(6,970)	(19,350)
Loss on available-for-sale investment	—	—	—	—	(2,500)
Interest and other income	14	22	298	227	721
Warrants fair value adjustment	—	—	—	(5,175)	—
Loss from continuing operations	(10,008)	(9,981)	(17,012)	(11,918)	(21,129)
Loss from discontinued operations	—	—	—	—	(6,601)
Loss before taxes	(10,008)	(9,981)	(17,012)	(11,918)	(27,730)
Income tax benefit	—	—	121	—	—
Net loss	$(10,008)	$(9,981)	$(16,891)	$(11,918)	$(27,730)
Loss per common share from continuing operations, basic and diluted	$(5.22)	$(15.53)	$(26.41)	$(25.56)	$(55.38)
Loss per common share from discontinued operations, basic and diluted	$—	$—	$—	$—	$(17.28)
Net loss per common share, basic and diluted	$(5.22)	$(15.53)	$(26.41)	$(25.56)	$(72.66)

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$8,699	$10,290	$16,987	$30,432	$19,797
Working capital	8,567	10,482	19,020	34,374	21,632
Total assets	10,877	14,221	23,066	40,567	31,147
Total liabilities	2,077	3,132	2,867	4,857	8,314
Total stockholders’ equity	8,800	11,089	20,199	35,710	22,833

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

We believe that there are large and important unmet needs in both the diagnosis and treatment of diabetic neuropathies. As a medical device company with both unique and substantial experience in devices to measure and alter peripheral nerve function, we believe we are in the unique position to address the nerve-related complications of diabetes through the development of novel proprietary medical devices. Therefore, we are focused on developing and marketing medical devices for the diagnosis and treatment of diabetic neuropathies. We believe that we are the only medical device company with a strategic focus on the diabetic neuropathy market and our goal is to be the dominant player in this field.

Since we shifted our strategic focus to the diabetic neuropathy market in 2011, we have launched two products with the potential to change medical practice. NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy has now been on the market for over a year since launch in late 2011. Revenues in 2012 were nearly $1.5M. Importantly, we were able to test product acceptance in several market segments and have now focused on the managed care market as the most attractive near-term revenue opportunity. Within managed care, we are specifically targeting Medicare Advantage. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, has a direct, positive effect on the Medicare Advantage premium received by the provider. The Medicare Advantage market encompasses approximately 15 million covered lives or about 27% of the total Medicare population. We believe that this represents an attainable market in the range of $75 and $150 million. We have a small, senior level commercial operations team focused on developing the Medicare Advantage market.

SENSUS, our therapeutic device for relief of chronic, intractable pain was launched in January 2013. We believe this product will be attractive to endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy. The prevalence of painful diabetic neuropathy is 16 – 26% of people with diabetes representing a 4 – 6 million patient group. The attainable market for SENSUS, we believe, could be 10% of this patient group representing annual potential revenue in the range of $150 – $200 million. SENSUS is a prescription product and our initial challenge is to obtain broad, national physician exposure. We intend to create demand by contracting with a number of independent durable medical equipment (DME) suppliers employing sales representatives who detail physicians. Physician prescriptions will be fulfilled by the DME suppliers who will maintain a stock of SENSUS devices and consumables. We have seven regional DME distributors with 30 sales representatives as of February 15, 2013. Our goal in building national coverage is 100 sales representatives by mid-2013 and 250 sales representatives by the end of 2013. Further, during 2013 we have set a goal of 2,000 patients treated with SENSUS resulting in $1 million in product revenue.

During the course of 2012 we modified our operating structure to focus more narrowly on the high-value opportunities for NC-stat DPNCheck and SENSUS that can be pursued via independent distributors plus a small commercial operations team. This has reduced operating expenses and, more significantly, improved our future flexibility to generate increased sales volume without the cost of adding sales representatives and field clinical support. Our operating expenses during 2012 totaled $14.0 million. We forecast 2013 operating expenses to be in the range of $11 to $12 million, a reduction of 14% to 21%. We believe we can maintain and leverage this approximate operating expense level over the next several years as our diabetes business grows.

We continue to manage our historical neurodiagnostics business which is centered on the ADVANCE system. This business generated $6.1 million in revenue during 2012 with gross margins exceeding 50%. There are few direct cash operating expenses of the business. The neurodiagnostic business has been in decline for several years and reimbursement conditions that might lead to reversing the trend are not existent. We see this business as continuing to decline as we operate it for cash flow.

Results of Operations

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$7,575.3	$10,396.8	$(2,821.5)	(27.1)%

Revenues include sales from our initial diabetes product, NC-stat DPNCheck which was commercially launched late in 2011, and our legacy neurodiagnostics business. During the year ended December 31, 2012 we shipped 836 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of $1,443,000. This compares with NC-stat DPNCheck revenue of $84,800 for the year ended December 31, 2011. Revenues from medical device and consumables sales of our legacy neurodiagnostic products totaled $6.1 million in 2012, compared to $10.3 million in 2011. The $4.2 million reduction in neurodiagnostics revenue reflects the continuing decline of this business which we manage for cash flow and not growth. In addition, neurodiagnostic revenue in 2012 was adversely affected by our discontinuance of service to older NC-stat products linked to our onCall system. While many NC-stat accounts transitioned to the ADVANCE platform, we did experience a drop in testing accounts shortly after we shut down the onCall system.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Cost of revenues	$3,588.8	$4,722.1	$(1,133.3)	(24.0)%
Gross profit	$3,986.5	$5,674.7	$(1,688.2)	(29.7)

Our cost of revenues decreased $1.1 million to $3.6 million, or 47.4% of revenues, for the year ended December 31, 2012, compared to $4.7 million, or 45.4% of revenues for the year ended December 31, 2011. Included in cost of revenues in 2012 was $234,800 in non-cash charges for excess inventory related to our neurodiagnostics business. Our gross margin percentage of 52.6% of revenues for 2012 decreased from 54.6% of revenues for 2011. The decreased gross margin percentage in 2012 reflected in part discounts and promotions aimed at expanding market penetration, as well as non-cash charges to write-off excess inventory.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,545.8	$3,877.5	$(331.7)	(8.6)%
Sales and marketing	5,727.5	6,688.6	(961.1)	(14.4)
General and administrative	4,735.2	5,111.6	(376.4)	(7.4)
Total operating expenses	$14,008.5	$15,677.7	$(1,669.2)	(10.6)

Research and Development

Research and development expenses for the years ended December 31, 2012 and 2011 were $3.5 million and $3.9 million, respectively. The comparative results included decreases of $214,100 in technology licenses and fees as we narrowed our product development focus, $192,500 related to intangible asset impairment charges, $120,000 in recruiting costs for new hires in 2011, $58,800 in stock-based compensation, and $54,000 in depreciation and amortization. These decreases were partially offset by a $187,000 increase in personnel costs as we increased headcount to support development of SENSUS and product modifications to NC-stat DPNCheck, plus a $136,300 increase in engineering fees related to these new products.

Sales and Marketing

Sales and marketing expenses decreased to $5.7 million for the year ended December 31, 2012 from $6.7 million for the year ended December 31, 2011. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care allowing us to eliminate our endrocrinolgy/podiatry direct sales representatives. Total sales and marketing headcount was reduced by 18 positions as a result. Personnel costs, including compensation, benefits and recruiting costs in 2012 were $967,500 lower than in 2011. This spending reduction was partially offset by an increase of $101,100 for outside consulting support related to international markets and for U.S. distribution channel development for SENSUS.

General and Administrative

General and administrative expenses decreased to $4.7 million for the year ended December 31, 2012 from $5.1 million for the year ended December 31, 2011. Personnel costs were reduced in 2012 with $348,100 attributable to stock compensation and $142,900 attributable to incentive compensation. Insurance costs were reduced by $90,300 due to a lower coverage amount and reduced insurance rates. Bad debt expense and customer credit processing fees were reduced by $98,300. The Company expanded investor outreach and publicity which increased costs by $196,000.

Interest and other income

Interest income was $14,500 and $21,900 for the years ended December 31, 2012 and 2011, respectively. Interest income was earned from investments in cash equivalents.

Comparison of Years Ended December 31, 2011 and December 31, 2010

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Revenues	$10,396.8	$13,899.7	$(3,502.9)	(25.2)%

Revenues include sales of medical equipment consisting of sales of the ADVANCE device and, in 2010, the NC-stat device, accessories, extended service agreements, and sales of consumables consisting of various electrodes, which are used with our ADVANCE and NC-stat Systems, and EMG needles which are used with our ADVANCE System. In 2011, revenues also included $85,000 from sales of our initial diabetes product, NC-stat DPNCheck, which was launched in late 2011. Revenues for the year ended December 31, 2011 declined $3.5 million to $10.4 million, compared with $13.9 million for the year ended December 31, 2010, reflecting a 22.7% contraction of our neurodiagnostic installed base that contributed to lower electrodes sales.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2011	2010	Change	% Change
	(in thousands)
Cost of revenues	$4,722.1	$7,050.2	$(2,328.1)	(33.0)%
Gross margin	$5,674.7	$6,849.5	$(1,174.8)	(17.2)

Our cost of revenues decreased $2.3 million to $4.7 million, or 45.4% of revenues for the year ended December 31, 2011, compared with $7.1 million, or 50.7% of revenues, for the year ended December 31, 2010. This decrease was due primarily to lower neurodiagnostic shipment volume, partially offset by the impact of higher electrode costs, which increased due to lower production volumes, compared with the year ended December 31, 2010. In addition, gross margin for 2010 included inventory charges of $1.8 million related to a strategic change in direction of our business that was announced on January 4, 2011. Our gross margin of 54.6% of revenues for the year ended December 31, 2011 increased from 49.3% of revenues for the same period in 2010. The lower gross margin percentage for 2010 resulted primarily from the inventory charges noted above.

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

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2012, cash and cash equivalents totaled $8.7 million. Our ability to generate revenue will largely depend on the success of our diabetes business initiative and our ability to manage our legacy neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerating decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	December 31, 2012	December 31, 2011	Change	% Change
	($ in thousands)
Cash and cash equivalents	$8,699.5	$10,290.4	$(1,590.9)	(15.5)%

In order to supplement our access to capital, we are party to a Loan and Security Agreement, or the credit facility, with a bank. As of December 31, 2012 the credit facility permitted us to borrow up to $7.5 million on a revolving basis. The credit facility was recently amended on January 28, 2013 and the amount of the credit facility was set at $2.5 million. The amended credit facility was extended, until its new expiry date of January 31, 2014. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be secured by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of December 31, 2012, we were in compliance with these covenants and had not borrowed any funds under the credit facility. The amount of $225,000 of the credit facility limit is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the credit facility as of December 31, 2012 was $7,275,000 and was subsequently reduced to $2,275,000 on January 28, 2013, as noted above.

During the year ended December 31, 2012, our cash and cash equivalents decreased by $1.6 million, primarily due to net cash of $9.2 million used in operating activities, which was largely offset by net proceeds of $7.5 million provided by our public offering in February 2012. In connection with this public offering, we issued 1,421,735 shares of common stock and warrants to purchase 710,868 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.5 million. In addition, the placement agent for the offering was issued warrants to purchase 71,087 shares of common stock.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Days sales outstanding (days)	33	40
Inventory turnover rate (times per year)	3.2	2.4

The improvement in DSO reflects continuing vigilance in managing customer collections and increased up-front payments. The improvement in inventory turnover reflects continuing vigilance in managing inventory balances.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash used in operating activities	$(9,175.6)	$(6,778.4)	$(13,307.1)
Net cash provided by investing activities	122.0	67.5	7,188.5
Net cash provided by financing activities	7,462.6	14.5	168.0

Our operating activities used $9.2 million in the year ended December 31, 2012. The primary driver for the use of cash in our operating activities during 2012 was our net loss of $10.0 million. This net loss included non-cash charges of $319,400 for stock-based compensation, $297,100 for depreciation and amortization, and $234,800 for an excess inventory provision. In addition, cash used in operating activities reflected working capital changes including a $694,300 decrease in inventories, a $530,100 decrease in accrued expenses and compensation, a $371,900 decrease in accounts payable, and a $343,300 decrease in accounts receivable.

During the year ended December 31, 2012, our investing activities included a $229,500 benefit in the release of formerly restricted cash upon the signing of an amendment to our facility lease, partially offset by $107,500 spent for the acquisition of fixed assets.

During the year ended December 31, 2012, our financing activities included $7.5 million in net proceeds from our public offering of equity securities in February 2012.

We held cash and cash equivalents of $8.7 million as of December 31, 2012. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs beyond the next twelve months. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we currently have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of the common stock held by non-affiliates. If we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

As of December 31, 2012, we have federal and state net operating loss, or NOL, carryforwards available to offset future taxable income of $89.4 million and $38.0 million, respectively, and federal and state tax credits of $1.0 million and $901,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2013. The federal and state research and development credits both begin to expire in 2018. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2012, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2012 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due in
Contractual Obligations	Total	2013	1 – 3 years	3 – 5 years
Operating lease obligations	$793,755	$635,004	$158,751	$—
Capital lease obligations	18,446	18,446	—	—
Purchase order obligations	566,628	566,628	—	—
Total contractual obligations	$1,378,829	$1,220,078	$158,751	$—

As of December 31, 2012, we have no contractual obligations that extend beyond two years.

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

Revenues associated with the sale of the ADVANCE devices to customers and distributors are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight-line basis over the estimated period of time that we provide the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

Revenues associated with the sale of the NC-stat DPNCheck devices are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

Revenues also include sales of consumables, including single use nerve specific electrodes, EMG needles, and other accessories. These revenues are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

When multiple elements are contained in a single arrangement, we allocate revenue between the elements based on their relative selling prices. We determine selling price using vendor specific objective evidence, or VSOE, if it is available, third-party evidence, or TPE, if VSOE is not available, and best estimate of selling price, or BESP, if neither VSOE nor TPE are available. We generally expect that we will not be able to establish TPE due to the nature of the markets in which we compete, and, as such, we will typically determine selling price using VSOE or if not available, BESP. The objective of BESP is to determine the selling price of a deliverable on a standalone basis. Our determination of BESP involves a weighting of several factors based on the specific facts and circumstances of an arrangement. Specifically, we consider the cost to produce the deliverable, the anticipated margin on that deliverable, the selling price and profit margin for similar parts, our ongoing pricing strategy, the value of any enhancements that have been built into the deliverable, and the characteristics of the varying markets in which the deliverable is sold.

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. We analyze various factors, including a review of specific transactions, our historical returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, our actual return or bad debt experience could exceed our estimate.

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

Recently Issued or Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, or ASU 2011-04. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. We adopted this new guidance prospectively beginning on January 1, 2012. Adoption has not had a material effect on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, or ASU No. 2011-05. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU No. 2011-05. We adopted this new guidance retrospectively beginning on January 1, 2012. Adoption has not had a material effect on our financial statements.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-23 of this Annual Report on Form 10-K with the exception of the unaudited summarized quarterly financial data which is presented below. Net loss per common share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per common share amounts will not necessarily equal the total for the full fiscal year. Per common share data and share amounts reflect a 1-for-6 reverse split of our common stock completed on February 15, 2013.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,081,542	$2,205,831	$1,764,764	$1,523,152	$7,575,289
Cost of revenues	1,134,944	983,350	793,990	676,522	3,588,806
Gross profit	946,598	1,222,481	970,774	846,630	3,986,483
Net loss	(2,752,335)	(2,772,128)	(2,610,254)	(1,872,836)	(10,007,553)
Net loss per common share, basic and diluted	$(1.99)	$(1.32)	$(1.24)	$(0.89)	$(5.22)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,904,846	$2,571,840	$2,560,226	$2,359,863	$10,396,775
Cost of revenues	1,255,575	1,110,073	1,156,119	1,200,302	4,722,069
Gross profit	1,649,271	1,461,767	1,404,107	1,159,561	5,674,706
Net loss	(2,697,257)	(2,436,718)	(2,430,842)	(2,416,288)	(9,981,105)
Net loss per common share, basic and diluted	$(4.20)	$(3.80)	$(3.78)	$(3.76)	$(15.53)

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of February 8, 2013:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	48	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	61	Senior Vice President, Chief Financial Officer and Treasurer
Guy Daniello	68	Senior Vice President of Information Technology
Krishnamurthy Balachandran	54	Senior Vice President, Chief Operating Officer, Neurodiagnostics
Michael Williams, Ph.D.	56	Senior Vice President Engineering, Chief Technology Officer
David E. Goodman, M.D.(1)(2)	56	Director
Allen J. Hinkle, M.D.(2)(3)	62	Director
Nancy E. Katz(1)	53	Director
Timothy R. Surgenor(1)(3)	53	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Allen J. Hinkle, M.D. has served as a member of our Board of Directors since January 2006. From December 2010 through the present, Dr. Hinkle has served as the Chief Medical Officer of MVP Health Care, a not-for-profit health insurer. Dr. Hinkle was the Chief Medical Officer and Senior Vice President for Tufts Health Plan in Massachusetts, a health insurance provider, where he was responsible for medical management programs and initiatives from 2004 to 2009. Prior to becoming the Chief Medical Officer of Tufts Health Plan, Dr. Hinkle was Senior Medical Director and Vice President of Health Care Quality, Policy and Innovations at Blue Cross Blue Shield of Massachusetts, a health insurance provider, from 2001 through September 2004. From 1995 to 2001, Dr. Hinkle was the Chief Medical Officer and Senior Vice President of Quality — Healthcare Management for Anthem Blue Cross Blue Shield of New Hampshire and Matthew

Thornton Plan, health insurance provider organizations. Dr. Hinkle has over 30 years of experience in the healthcare field. Dr. Hinkle received a B.S. from the University of Massachusetts at Amherst and an M.D. from Albert Einstein College of Medicine in New York. He is board certified in pediatrics and anesthesiology and is an Associate Professor of Anesthesiology and Pediatrics at Dartmouth Medical School. He also owns several U.S. patents on medical devices. The Board has concluded that Dr. Hinkle should serve as a director because Dr. Hinkle’s years of experience as a physician and in executive positions in the health insurance industry provide the Board with valuable insights in the areas of product development and reimbursement.

Nancy E. Katz has served as a member of our Board of Directors since December 2010. Since May 2011, Ms. Katz has served as Vice President, Consumer Marketing at Medtronic, Inc., a medical technology company. From July 2005 to July 2010, Ms. Katz was Senior Vice President, Bayer Diabetes Care — North America. Prior to this position, she was President and Chief Executive Officer of Calypte Biomedical Corporation, a manufacturer of HIV diagnostics, President of Zila Pharmaceutical, Inc, a manufacturer of oral care products, and held senior marketing positions with the Lifescan division of Johnson & Johnson (blood glucose diabetes products), Schering-Plough Healthcare Products, and with American Home Products. She has previously served on the Boards of Directors of Neoprobe Corporation (AMEX: NEOP), Calypte Biomedical Corporation, LXN Corporation and Pepgen Corporation. She received a B.S. in business from the University of South Florida. The Board has concluded that Ms. Katz should serve as a director because her experience in diabetes care and marketing into the diabetes sector provides valuable insight to the Board and management in our diabetes strategy.

Timothy R. Surgenor has served as a member of our Board of Directors since April 2009. Since April 2009, Mr. Surgenor has been a partner at Red Sky Partners, LLC, a provider of general management consulting services to the biotechnology and medical device industries. Since July, 2012 Mr. Surgenor has also served as a director of Precision Ventures, a developer of medical and consumer devices. From 2003 to 2009, Mr. Surgenor served as President, Chief Executive Officer and director of Cyberkinetics Neurotechnology Systems(OTC: CYKN.PK), a medical device company. From January 1999 to January 2003, Mr. Surgenor was Executive Vice President at Haemonetics Corporation, which is a medical device company. From 1994 to 1999, Mr. Surgenor was President of Genzyme Tissue Repair, the cell therapy division of Genzyme Corporation. Previously, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and also held various positions in operations at Integrated Genetics. Mr. Surgenor received a B.A. in Biochemistry from Williams College and an M.B.A. from Harvard Business School. The Board has concluded that Mr. Surgenor should serve as a director because Mr. Surgenor’s long career in the medical device and biotechnology business as both an entrepreneur and in senior executive positions in public companies provides the Board with important industry experience as well as valuable finance, accounting and executive management expertise.

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class I, Class II and Class III directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2014, 2015, and 2013, respectively. Currently:

•	our Class I directors are Allen J. Hinkle, M.D. and Timothy R. Surgenor;
•	our Class II director is Shai N. Gozani, M.D., Ph.D.; and
•	our Class III directors are David E. Goodman, M.D. and Nancy E. Katz.

Our Board of Directors has determined that Dr. Goodman, Dr. Hinkle, Mr. Surgenor, and Ms. Katz are independent directors for purposes of the corporate governance rules contained in the NASDAQ Marketplace Rules, or the NASDAQ rules.

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, and Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held five meetings during 2012.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2012 annual meeting of stockholders by which stockholders may nominate directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such Reporting Persons are required by regulations of the SEC to furnish us with copies of all such filings. Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except that 5 Forms 4 were not filed on a timely basis as a result of administrative error for one transaction for each of Krishnamurthy Balachandran, Guy Daniello, Dr. Shai N. Gozani, Thomas T. Higgins, and Dr. Michael Williams in connection with the surrender of restricted shares upon vesting of such restricted shares to pay taxes.

ITEM 11. Executive Compensation

The information required by this Item will be contained in our definitive proxy statement for our 2013 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers” and “Director Compensation Table – 2012” and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of February 1, 2013, except as noted below, of our common stock by:

•	each of our directors;
•	each of our named executive officers;

•	all of our directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than five percent of our common stock.

The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 1, 2013, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after February 1, 2013. Each stockholder’s percentage ownership is based on 2,140,871 shares of our common stock outstanding as of February 1, 2013 plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after February 1, 2013.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

	Amount and Nature of Beneficial Ownership
Name and Address(1) of Beneficial Owner	Common Stock	Options(2)	Total	Percent of Class of Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	41,553	11,995	53,548	2.5%
David E. Goodman, M.D.	250	1,764	2,014	*
Allen Hinkle, M.D.	250	1,903	2,153	*
Nancy E. Katz	250	538	788	*
Timothy R. Surgenor	250	903	1,153	*
Krishnamurthy Balachandran	6,738	1,563	8,301	*
Guy Daniello	4,106	5,564	9,670	*
Thomas T. Higgins	7,713	1,563	9,276	*
Michael Williams, Ph.D.	4,939	6,103	11,042	*
All Current Directors and Executive Officers as a group (9 persons)	66,049	31,896	97,945	4.5%

	Amount and Nature of Beneficial Ownership
Name and Address(1) of Beneficial Owner	Common Stock	Options(2)	Total	Percent of Class of Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Chayn Mousa(3)	198,815	—	198,815	9.3%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 62 Fourth Avenue, Waltham, Massachusetts 02451.
(2)	Includes all options that are exercisable on or within 60 days from February 1, 2013 by the beneficial owner, except as otherwise noted.
(3)	This information is based solely on information contained in a Schedule 13D filed on November 20, 2012 by Chayn Mousa. Chayn Mousa’s address is 13455 Cutten Road Suite 1H, Houston, Texas, 77069.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2012 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	49,466	$76.08	198,647 (2)
Equity compensation plans not approved by security holders(3)	2,083	9.60	11,806
Totals	51,549	$73.38	210,453

(1)	Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Fourth Amended and Restated 2004 Stock Option and Incentive Plan, and 2010 Employee Stock Purchase Plan.
(2)	As of December 31, 2012, there were 176,882 shares available for future grant under the Fourth Amended and Restated 2004 Stock Option and Incentive Plan and 21,765 shares available under the 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.
(3)	Includes information related to our 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest. As required under SEC rules, transactions that involve an amount in excess of $120,000, in which we are a participant and a related person is determined to have a direct or indirect material interest, are disclosed in our proxy statement.

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2012 and 2011 are as follows:

Audit Fees

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2012 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled $469,000, of which $340,000 was billed in 2012 and $129,000 was billed in 2013.

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2011 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled $408,000, of which $265,000 was billed in 2011 and $143,000 was billed in 2012.

Audit-Related Fees

There were no audit related fees for PricewaterhouseCoopers LLP in 2012 and 2011.

All Other Fees

Fees for PricewaterhouseCoopers LLP for services other than audit-related services were $16,800 for 2012 and $21,800 for 2011, and included annual fees of $15,000 and $20,000, respectively, in connection with our Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System and $1,800 in both years for a software subscription used to review accounting literature.

Tax Fees

There were no tax fees for PricewaterhouseCoopers LLP in 2012 and 2011.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by PricewaterhouseCoopers LLP during the 2012 and 2011 fiscal years.

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

3.  Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
2.1	Asset Purchase Agreement dated November 7, 2008 by and between NeuroMetrix, Inc. and Advanced Diagnostics, LLC(7)
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc.(6)
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share(4)
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011(18)
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013(19)
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.(6)
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.(3)
4.1	Specimen Certificate for Shares of Common Stock(1)
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent(4)
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent(11)
4.3	Form of Unit Warrant to purchase Common Stock(22)
4.4	Form of Placement Agent Warrant(22)
10.1.1	Lease Agreement, dated October 18, 2000, between Fourth Avenue LLC and NeuroMetrix, Inc.(1)
10.1.2	Amendment Number One to Lease, dated February 22, 2008, between Fourth Avenue LLC and NeuroMetrix, Inc.(15)
10.1.2	Amendment Number Two to Lease, dated June 6, 2012, between Fourth Avenue LLC and NeuroMetrix, Inc.(25)
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010(16)
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011(20)
10.3+	Amended and Restated 1996 Stock Option/Restricted Stock Plan(1)

Exhibit Number	Description
10.4.1+	Amended and Restated 1998 Equity Incentive Plan(1)
10.4.3+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan(1)
10.5+	Second Amended and Restated 2004 Stock Option and Incentive Plan(8)
10.6.1+	Third Amended and Restated 2004 Stock Option and Incentive Plan(10)
10.6.2+	Form of Restricted Stock Agreement pursuant to the Third Amended and Restated 2004 Stock Option and Incentive Plan(16)
10.7+	2010 Employee Stock Purchase Plan(17)
10.8+	2009 Non-Qualified Inducement Stock Plan(21)
10.9+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors(1)
10.10.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.(1)
10.10.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.(9)
10.10.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.(1)
10.10.4+	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.(1)
10.11.1+	Letter Agreement, dated February 5, 2008 between NeuroMetrix, Inc. and Michael Williams, Ph.D.(14)
10.11.2+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Michael Williams, Ph.D.(9)
10.12.1+	Letter Agreement, dated February 5, 2008, between NeuroMetrix, Inc. and Guy Daniello(14)
10.12.2+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Guy Daniello(9)
10.13.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins(12)
10.13.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins(12)
10.14.1+	Letter Agreement, dated January 20, 2010, between NeuroMetrix, Inc. and Krishnamurthy Balachandran(16)
10.14.2+	Indemnification Agreement, dated April 19, 2010, by and between NeuroMetrix, Inc. and Krishnamurthy Balachandran(16)
10.15	Form of Securities Purchase Agreement, dated September 8, 2009 between the Company and each investor(11)
10.16†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.(2)
10.17	Deferred Prosecution Agreement dated February 5, 2009 by and between NeuroMetrix, Inc and the United States Attorney’s Office for the District of Massachusetts(5)

Exhibit Number	Description
10.18	Settlement Agreement and Release dated February 9, 2009 by and among NeuroMetrix, Inc. and the United States of America acting through the United States Attorney’s Office for the District of Massachusetts and the Office of Inspector General of the United States Department of Health and Human Services(5)
10.19.1	Engagement Letter by and between NeuroMetrix, Inc. and Dawson James Securities, Inc., dated December 30, 2011(22)
10.19.2	First Amendment to Engagement Letter by and between NeuroMetrix, Inc. and Dawson James Securities, Inc., dated January 30, 2012(22)
10.20+	Fourth Amended and Restated 2004 Stock Option and Incentive Plan(23)
10.21+	Amended and Restated 2010 Employee Stock Purchase Plan(24)
10.22+	Management Retention and Incentive Plan, dated August 2, 2012(25)
*23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets as of December 31, 2012 and 2011, (ii) Statements of Operations for the years ended December 31, 2012, 2011, and 2010, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011, and 2010, (iv) Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010, and (v) Notes to Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
+	Indicates management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-1 filed on May 13, 2004, as amended (Registration No. 333-115440).
(2)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on August 2, 2006 (File No. 000-50856).
(3)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on September 17, 2007 (File No. 001-33351).
(4)	Incorporated herein by reference to NeuroMetrix, Inc.’s Form 8-A12(b) filed on March 8, 2007 (File No. 001-33351).
(5)	Incorporated hereby by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 10, 2009 (File No. 001-33351).

(6)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-8 filed on August 9, 2004 (File No. 333-118059).
(7)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on November 26, 2008 (File No. 001-33351).
(8)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 25, 2008 (File No. 001-33351).
(9)	Incorporated herein by reference to NeuroMetrix, Inc.’s Annual Report on Form 10-K filed on March 20, 2009 (File No. 001-33351).
(10)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 24, 2009 (File No. 001-33351).
(11)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed September 14, 2009 (File No. 001-33351).
(12)	Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed September 15, 2009 (File No. 001-33351).
(13)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed November 12, 2009 (File No. 001-33351).
(14)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 6, 2008 (File No. 001-33351).
(15)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 27, 2008 (File No. 001-33351).
(16)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2010 (File No. 001-33351).
(17)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 8, 2010 (File No. 001-33351).
(18)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on September 1, 2011 (File No. 001-33351).
(19)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 15, 2013 (File No. 001-33351).
(20)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on March 3, 2011 (File No. 001-33351).
(21)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-8 filed on June 3, 2009 (File No. 333-159712).
(22)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-1 filed on November 23, 2011, as amended (Registration No. 333-178165).
(23)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 16, 2012 (File No. 001-33351).
(24)	Incorporated herein by reference to Appendix B to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 16, 2012 (File No. 001-33351).
(25)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2012 (File No. 001-33351).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.

By:	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 25, 2013 in the capacities indicated below.

Name	Title
/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS T. HIGGINS Thomas T. Higgins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID E. GOODMAN, M.D. David E. Goodman, M.D.	Director
/s/ ALLEN J. HINKLE, M.D. Allen J. Hinkle, M.D.	Director
/s/ NANCY E. KATZ Nancy E. Katz	Director
/s/ TIMOTHY R. SURGENOR Timothy R. Surgenor	Director

INDEX TO FINANCIAL STATEMENTS
NeuroMetrix, Inc.
Years ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. at December 31, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(1) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 25, 2013

NeuroMetrix, Inc.
Balance Sheets

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$8,699,478	$10,290,446
Accounts receivable, net of allowances of $151,616 and $299,914 at December 31, 2012 and 2011, respectively	566,451	909,718
Inventories	834,526	1,763,700
Prepaid expenses and other current assets	462,503	493,421
Current portion of deferred costs	10,108	38,021
Total current assets	10,573,066	13,495,306
Restricted cash	—	229,500
Fixed assets, net	293,897	483,530
Deferred costs and other long-term assets	10,484	12,447
Total assets	$10,877,447	$14,220,783
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$257,361	$629,215
Accrued compensation	647,288	929,117
Accrued expenses	948,843	1,222,155
Current portion of deferred revenue	134,185	212,108
Current portion of capital lease obligation	17,929	20,321
Total current liabilities	2,005,606	3,012,916
Deferred revenue, net of current portion	71,419	101,417
Capital lease obligation, net of current portion	—	17,929
Total liabilities	2,077,025	3,132,262
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 authorized; 2,140,871 and 650,720 shares issued and outstanding at December 31, 2012 and 2011, respectively	214	65
Additional paid-in capital	147,393,151	139,673,846
Accumulated deficit	(138,592,943)	(128,585,390)
Total stockholders’ equity	8,800,422	11,088,521
Total liabilities and stockholders’ equity	$10,877,447	$14,220,783

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Operations

	Years Ended December 31,
	2012	2011	2010
Revenues	$7,575,289	$10,396,775	$13,899,670
Cost of revenues	3,588,806	4,722,069	7,050,209
Gross profit	3,986,483	5,674,706	6,849,461
Operating expenses:
Research and development	3,545,790	3,877,526	5,855,353
Sales and marketing	5,727,482	6,688,591	11,072,172
General and administrative	4,735,238	5,111,616	7,231,875
Total operating expenses	14,008,510	15,677,733	24,159,400
Loss from operations	(10,022,027)	(10,003,027)	(17,309,939)
Interest and other income	14,474	21,922	298,301
Loss before taxes	(10,007,553)	(9,981,105)	(17,011,638)
Income tax benefit	—	—	120,490
Net loss	$(10,007,553)	$(9,981,105)	$(16,891,148)
Net loss per common share, basic and diluted	$(5.22)	$(15.53)	$(26.41)
Weighted average number of common shares outstanding, basic and diluted	1,918,723	642,513	639,597

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
Balance at December 31, 2009	638,046	$64	$137,422,944	$(101,713,137)	$35,709,871
Issuance of stock from stock option plans	163	—	10,273	—	10,273
Stock-based compensation expense	—	—	1,184,570	—	1,184,570
Issuance of common stock under employee stock purchase plan	3,244	1	162,562	—	162,563
Other issuances of stock from option plan	2,923	—	22,843	—	22,843
Net loss	—	—	—	(16,891,148)	(16,891,148)
Balance at December 31, 2010	644,376	65	138,803,192	(118,604,285)	20,198,972
Stock-based compensation expense	—	—	837,040	—	837,040
Issuance of common stock under employee stock purchase plan	4,002	—	33,614	—	33,614
Other issuances of stock from option plan	2,342	—	—	—	—
Net loss	—	—	—	(9,981,105)	(9,981,105)
Balance at December 31, 2011	650,720	65	139,673,846	(128,585,390)	11,088,521
Stock-based compensation expense	—	—	319,368	—	319,368
Issuance of common stock and warrants in public offering	1,421,735	142	7,376,906	—	7,377,048
Issuance of common stock on redemption of warrants	23,127	2	(2)	—	—
Issuance of common stock under employee stock purchase plan	8,895	1	23,037	—	23,038
Other issuances of stock from option plan	36,394	4	(4)	—	—
Net loss	—	—	—	(10,007,553)	(10,007,553)
Balance at December 31, 2012	2,140,871	$214	$147,393,151	$(138,592,943)	$8,800,422

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
Cash flows for operating activities:
Net loss	$(10,007,553)	$(9,981,105)	$(16,891,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297,097	376,932	523,756
Intangible asset impairment	—	192,500	—
Stock-based compensation	319,368	837,040	1,184,570
Inventory charges	234,848	98,556	2,075,494
Changes in operating assets and liabilities:
Accounts receivable	343,267	682,846	1,733,767
Inventories	694,327	550,549	71,308
Prepaid expenses and other current assets	(76,880)	110,400	(199,105)
Accounts payable	(371,854)	370,060	(827,791)
Accrued expenses and compensation	(530,141)	240,433	(753,995)
Deferred revenue, deferred costs, and other	(78,046)	(256,609)	(223,970)
Net cash used in operating activities	(9,175,567)	(6,778,398)	(13,307,114)
Cash flows for investing activities:
Maturities of investments	—	—	7,495,000
Purchases of fixed assets	(107,465)	(110,987)	(306,451)
Release of restricted cash	229,500	178,500	—
Net cash provided by investing activities	122,035	67,513	7,188,549
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants, including public offering and equity plans	7,482,884	33,614	195,679
Payments on capital lease	(20,320)	(19,092)	(27,715)
Net cash provided by financing activities	7,462,564	14,522	167,964
Net decrease in cash and cash equivalents	(1,590,968)	(6,696,363)	(5,950,601)
Cash and cash equivalents, beginning of year	10,290,446	16,986,809	22,937,410
Cash and cash equivalents, end of year	$8,699,478	$10,290,446	$16,986,809
Supplemental disclosure of cash flow information:
Equipment acquired under capital lease, net	$—	$—	$60,410
Common stock issued in exchange for warrants	$127,885	$—	$—
Warrants issued in public offering	$2,373,267	$—	$—

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.
Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a medical device company focused on the diagnosis and treatment of the neurological complications of diabetes. The Company believes that its substantial experience in developing medical devices to stimulate and measure peripheral nerve function uniquely position it to address unmet medical needs related to diabetic neuropathy. Neuropathy is a common and serious, often painful, complication of diabetes that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies. The Company currently markets products for the detection, diagnosis, monitoring and treatment of diabetic neuropathies such as diabetic peripheral neuropathy and median neuropathy (carpal tunnel syndrome).

The Company launched NC-stat DPNCheck in late 2011. NC-stat DPNCheck is a fast, accurate, and quantitative nerve conduction test for diabetic peripheral neuropathy designed to be used at the point of care. Sales efforts for NC-stat DPNCheck are currently targeted at opportunities in the managed care market. In the first quarter of 2013, the Company completed product development and launched the SENSUS pain management system which is designed for relief of chronic, intractable pain. The Company believes this product will be attractive to endocrinologists, podiatrists, primary care and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy. The Company’s historical neurodiagnostic business is based on the ADVANCETM NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. The ADVANCE System contributes the majority of the Company’s revenues.

The Company held cash and cash equivalents of $8.7 million as of December 31, 2012. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs beyond the next twelve months. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of its common stock completed on February 15, 2013 (see Note 15, Reverse Stock Splits, for further details).

NeuroMetrix, Inc.
Notes to Financial Statements

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

At December 31, 2012, one customer accounted for 11.5% of accounts receivable. For the years ended December 31, 2012, 2011, and 2010, no single customer accounted for more than 10% of revenue.

The Company relies on in-house assembly and three third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company’s business, financial position, and results of operations.

Inventories

Inventories, consisting primarily of purchased components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down inventory to its net realizable value for excess or obsolete inventory.

Fair Value

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2012 and 2011.

Revenue Recognition

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the sale of the ADVANCE devices to customers and distributors are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no

NeuroMetrix, Inc.
Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

continuing obligations exist. The revenues from the sale of an ADVANCE communication hub together with access to NeuroMetrix information systems are considered one unit of accounting and deferred and recognized on a straight-line basis over the estimated period of time that the Company provides the service associated with the information systems of three years. The resulting deferred revenue and deferred costs are presented as separate line items on the accompanying balance sheet. Revenues related to extended service agreements for the devices are recognized ratably over the term of the extended service agreement.

Revenues associated with the sale of the NC-stat DPNCheck devices are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

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

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. The Company analyzes various factors, including a review of specific transactions, its historical returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, the Company’s actual return or bad debt experience could exceed its estimate.

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

NeuroMetrix, Inc.
Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $18,629 and $32,308 at December 31, 2012 and 2011, respectively, are included in accrued expenses in the accompanying balance sheets.

NeuroMetrix, Inc.
Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

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

	Years Ended December 31,
	2012	2011	2010
Options	53,999	91,411	89,079
Warrants	741,546	238,413	238,413
Unvested restricted stock	31,699	4,725	1,484
Total	827,244	334,549	328,976

Warrants outstanding at December 31, 2012 were issued in the public offering completed on February 13, 2012 (see Note 14, Public Offering of Common Stock and Warrants, for further details). Warrants outstanding at December 31, 2011 and 2010 were redeemed in March 2012 in exchange for 23,127 shares of common stock.

NeuroMetrix, Inc.
Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was $242,000, $426,000, and $256,000 in the years ended December 31, 2012, 2011, and 2010, respectively.

Accumulated Other Comprehensive Items

For the years ended December 31, 2012, 2011, and 2010, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for the years ended December 31, 2012, 2011, and 2010 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 7% of total revenues in 2012, 6% of total revenues in 2011, and 2% of total revenues in 2010.

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

In late 2011, the Company launched NC-stat DPNCheck, which is a fast, accurate, and quantitative nerve conduction test for the assessment of systemic neuropathies such as DPN. In early 2013 the Company launched SENSUS for the treatment intractable pain, including pain associated with diabetic neuropathy. The future prospects of the Company are closely tied to its success with NC-stat DPNCheck and SENSUS in market acceptance and growth in future revenues.

Recently Issued or Adopted Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, or ASU 2011-04. The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards, or IFRS. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The Company adopted this new guidance prospectively beginning January 1, 2012. Adoption has not had a material effect on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income”, or ASU No. 2011-05. ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements, eliminating the option to present other comprehensive income in the statement of changes in equity. Under either choice, items that are reclassified from other comprehensive income to net income are required to be presented on the face of the financial statements where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”, which defers the requirement within ASU No. 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent

NeuroMetrix, Inc.
Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

with the presentation requirements in effect prior to the issuance of ASU No. 2011-05. The Company adopted this new guidance retrospectively beginning January 1, 2012. Adoption has not had a material effect on the Company’s financial statements.

3. Stock-Based Compensation and Stockholders’ Equity

Stock-Based Compensation

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated in 2006, 2008 and 2009. At the Annual Meeting of Stockholders held on May 14, 2012, the stockholders of the Company approved the Company’s Fourth Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 166,667 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2012, 276,279 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 9,272 shares had been issued, 47,907 shares were subject to outstanding options at a weighted average exercise price of $72.06 per share and 176,882 shares were available for future grant.

During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2012, 13,889 shares of common stock were authorized for issuance under the 2009 Inducement Plan, of which no shares had been issued, 2,083 shares were subject to outstanding options at a weighted average exercise price of $9.60 per share, and 11,806 shares were available for future grant.

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

In June 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). All of the Company’s employees who had been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year were eligible to participate and any employee who owned 5% or more of the voting power or value of the Company’s stock was not eligible to participate. The 2004 ESPP authorized the issuance of up to a total of 10,417 shares of the Company’s common stock to participating employees.

In May 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP initially authorized the issuance of up to a total of 6,945 shares, of the Company’s common stock to participating employees plus an annual increase on the first day of each of the Company's fiscal years beginning in 2011, equal to the lesser of (i) 6,945 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. At the Company’s Annual Meeting of Stockholders held on May 14, 2012, the stockholders of the Company approved the Company’s Amended and Restated 2010 Employee Stock Purchase Plan (the “Amended and Restated 2010 ESPP”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 16,667 shares. All of the Company’s

NeuroMetrix, Inc.
Notes to Financial Statements

3. Stock-Based Compensation and Stockholders’ Equity  – (continued)

full-time employees and certain part-time employees are eligible to participate in the Amended and Restated 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the Amended and Restated 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the Amended and Restated 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The Amended and Restated 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2012 and 2011 the Company issued 8,895 and 4,090 shares of its common stock, respectively, under the Amended and Restated 2010 ESPP and the 2010 ESPP, respectively. As of December 31, 2012, there were 21,765 remaining shares to be issued under the Amended and Restated 2010 ESPP.

The Company uses the Black-Scholes option pricing model for determining the fair value of shares of common stock issued or to be issued under the 2010 ESPP and the Amended and Restated 2010 ESPP. The following assumptions are used in determining fair value: The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a six month term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero because the Company does not currently pay dividends nor expects to do so during the expected option term. An expected term of six months is used based on the duration of each plan offering period. The volatility assumption is based on a consideration of stock price volatility over the most recent period of time corresponding to the expected term and is also based on expected future stock price volatility.

The weighted average grant-date fair value used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2012, 2011, and 2010 is calculated using the following assumptions:

	Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	0.6% – 0.9%	0.9% – 2.3%	1.0% – 2.8%
Expected dividend yield	—	—	—
Expected option term	5 years	5 – 6 years	5 years
Volatility	70.0%	70.0%	70.0%

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

NeuroMetrix, Inc.
Notes to Financial Statements

3. Stock-Based Compensation and Stockholders’ Equity  – (continued)

A summary of option activity for the year ended December 31, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	56,433	$80.82
Granted	617	4.62
Exercised	—	—
Forfeited	(5,391)	143.40
Expired	(109)	81.00
Outstanding at December 31, 2012	51,550	73.38	6.80	$—
Vested or expected to vest at December 31, 2012	50,872	74.10	6.77	—
Exercisable at December 31, 2012	40,784	85.62	6.49	—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2012, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2012.

The weighted average per share grant-date fair values of options granted during the years ended December 31, 2012, 2011, and 2010 was $2.67, $11.34, and $28.44, respectively.

The aggregate intrinsic value of options issued or exercised during the years ended December 31, 2012, 2011, and 2010 was $0, $0, and $3,000, respectively.

Total unrecognized stock-based compensation costs related to non-vested stock options was $251,747, which related to 49,043 shares with a per share weighted fair value of $5.16 as of December 31, 2012. This unrecognized cost is expected to be recognized over a weighted average period of approximately 0.6 years.

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the option term, a risk-free interest rate corresponding to the expected term, a stock price volatility over the most recent period of time corresponding to the expected term and also based on expected future stock price volatility, and a dividend yield of zero. There were no options granted to non-employees during the year ended December 31, 2012.

Beginning in 2010, certain employees have been granted restricted stock. During 2012, 2011, and 2010, the Company granted 37,167, 3,630, and 2,616 shares of restricted stock, respectively. The fair value of restricted stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of restricted stock activity for the year ended December 31, 2012 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2011	4,488	$28.32
Granted	37,167	4.20
Vested	(3,331)	(24.36)
Canceled	(52)	(20.16)
Restricted shares at December 31, 2012	38,272	$5.25

NeuroMetrix, Inc.
Notes to Financial Statements

3. Stock-Based Compensation and Stockholders’ Equity  – (continued)

During the years ended December 31, 2012 and 2011, certain employees, in lieu of paying withholding taxes on the vesting of restricted stock, authorized the withholding of an aggregate of 721 and 147 shares, respectively, of common stock to satisfy the minimum tax withholding requirements related to such vesting. Shares withheld were calculated using the market price of the common stock on the vesting dates.

During 2010, certain employees received bonus payments in the form of common stock. A total of 307 such shares were issued with a total intrinsic value of $23,000.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for the years ended December 31, 2012, 2011, and 2010 was $23,000, $34,000, and $163,000, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $319,000, $837,000, and $1.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Stockholders’ Equity

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 781,955 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 14, Public Offering of Common Stock and Warrants, for further details.

In March 2012, the Company issued 23,127 shares of its common stock, $0.0001 par value per share, in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009. No cash was paid to redeem the warrants.

As of December 31, 2012, the Company had 50,000,000 shares of common stock authorized and 2,140,871 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2012, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	781,954
Outstanding stock options	51,549
Possible future issuance under stock option plans	188,687
Possible future issuance under employee stock purchase plan	21,765
Total	1,043,955

On March 7, 2007, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on March 8, 2007. As of December 31, 2012 and 2011, there was no preferred stock outstanding.

4. Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company had been amortizing these intangible assets using the straight-line method over their economic lives, which was estimated to be five years. Research and development expenses included amortization of this technological and intellectual property of $17,500 for the quarter March 31, 2011. Following its decision to terminate development work

NeuroMetrix, Inc.
Notes to Financial Statements

4. Intangible Assets  – (continued)

related to this technology, the Company recorded within research and development expense in the second quarter of 2011 an impairment charge of $192,500 for the remaining unamortized balance of these assets. There was no amortization expense in the year ended December 31, 2012. Amortization expense for the year ended December 31, 2010 was $70,000.

Intangible assets consisted of the following:

	December 31, 2011
	Gross Intangibles	Accumulated Amortization	Impairment	Net Intangibles
Technological and intellectual property	$350,000	$(157,500)	$(192,500)	$—

5. Inventories

Inventories consist of the following:

	December 31,
	2012	2011
Purchased components	$187,567	$423,007
Finished goods	646,959	1,340,693
	$834,526	$1,763,700

The decrease in the inventory balance at December 31, 2012, reflects the Company’s efforts to manage inventory balances.

6. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2012	2011
Computer and laboratory equipment	3	$2,689,519	$2,597,969
Furniture and equipment	3	644,034	774,532
Production equipment	7	997,297	1,061,186
Leasehold improvements	*	179,997	179,997
		4,510,847	4,613,684
Less — accumulated depreciation		(4,216,950)	(4,130,154)
		$293,897	$483,530

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $239,168, $359,432, and $453,756 for the years ended December 31, 2012, 2011, and 2010, respectively.

A capital lease is included as a component of furniture and equipment at December 31, 2012 and 2011. Amortization of assets under this capital lease is included in depreciation expense. See Note 10 —  Commitments and Contingencies for more information regarding this capital lease.

NeuroMetrix, Inc.
Notes to Financial Statements

7. Accrued Expenses

Accrued expenses consist of the following for the years ended December 31, 2011 and 2010:

	December 31,
	2012	2011
Technology fees	$450,000	$450,416
Professional services	248,759	298,283
Supplier obligations	105,132	236,592
Sales taxes	62,385	65,217
Other	82,567	171,647
	$948,843	$1,222,155

8. Restructuring Related Activity

In January 2011, the Company announced it had restructured its neurodiagnostic activities to more efficiently focus its efforts on its installed base of active accounts, to shift distribution to independent sales representatives, and to reduce cash consumption. Twenty-five positions were eliminated, primarily in sales. Charges totaled $2.2 million related to severance costs and inventory. Approximately $2.0 million, consisting of $0.2 million in severance and $1.8 million in inventory charges, was recorded as of December 31, 2010 and the balance of approximately $0.2 million in severance was recorded in 2011. The full amount of the charge was paid as of December 31, 2011.

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

Year Ended December 31, 2011
Balance at beginning of period	$208,333
Accrual for severance	184,656
Severance payments made	(392,989)
Balance at end of period	$—

9. Income Taxes

Current income tax expense (benefit) attributable to continuing operations consists of the following for the years ended December 31, 2012, 2011, and 2010.

	Years Ended December 31,
	2012	2011	2010
Federal	—	—	(120,490)
State	—	—	—
Total	—	—	(120,490)

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2012, 2011, and 2010.

NeuroMetrix, Inc.
Notes to Financial Statements

9. Income Taxes  – (continued)

	Years Ended December 31,
	2012	2011	2010
Federal tax provision (benefit) rate	(34.0)%	(34.0)%	(34.0)%
State tax provision, net of federal provision	(3.5)	(3.4)	(3.5)
Permanent items	0.8	1.9	1.4
Federal research and development credits	—	(0.5)	(0.6)
Valuation allowance	36.7	36.0	36.0
Effective income tax rate	—%	—%	(0.7)%

The Company’s deferred tax assets consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$30,514,469	$26,907,393
Research and development credit carryforwards	1,547,374	1,494,802
Accrued expenses	643,952	297,503
Stock-based compensation	593,131	571,652
Other	1,048,541	1,215,735
Total gross deferred tax assets	34,347,467	30,487,085
Valuation allowance	(34,347,467)	(30,487,085)
Net deferred tax assets	$—	$—

At December 31, 2012, the Company has federal and state net operating loss carryforwards (“NOL”) of $89.4 million and $38.0 million, respectively, as well as federal and state tax credits of $1.0 million and $901,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $3.7 million and $71,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2013. The federal and state research and development credits both begin to expire in 2018.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately and $34.3 million and $30.5 million has been established at December 31, 2012 and 2011, respectively.

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

If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership

NeuroMetrix, Inc.
Notes to Financial Statements

9. Income Taxes  – (continued)

changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position.

A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

10. Commitments and Contingencies

Operating Leases

Lease Agreement with Fourth Avenue LLC

In June 2012, the Company amended the Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space to extend the term of the lease through March 31, 2014. Base rent for the period January 2013 through March 2014 is $52,917 per month.

Future minimum lease payments under noncancelable operating leases as of December 31, 2012 are as follows:

2013	$635,004
2014	158,751
Total minimum lease payments	$793,755

Total recorded rent expense was $709,164, $764,754, and $764,754 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term.

Capital Lease

In October 2010, the Company entered into a non-cancelable capital lease for copiers located at its corporate headquarters valued at $60,410, expiring in September 2013.

Future minimum lease payments under the capital lease as of December 31, 2012 are as follows:

2013	$18,446
Total minimum lease payments	18,446
Less: Amount representing imputed interest	517
Present value of future minimum lease payments	$17,929

Other Commitments

At December 31, 2012, other commitments, comprised of purchase orders, totaled approximately $566,628.

11. Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Codification defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or

NeuroMetrix, Inc.
Notes to Financial Statements

11. Fair Value Measurements  – (continued)

liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

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

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519,242	$519,242	$—	$—
Total	$519,242	$519,242	$—	$—

		Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$559,427	$559,427	$—	$—
Total	$559,427	$559,427	$—	$—

12. Retirement Plan

The Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2012, 2011, and 2010 the Company made no contributions to the plan.

13. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2012 the Credit Facility permitted the Company to borrow up to $7.5 million on a revolving basis. The Credit Facility was subsequently amended on January 28, 2013 and the amount of the Credit Facility was set at $2.5 million. The amended facility was extended, until its new expiry date of January 31, 2014. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be secured by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. The amount of $225,000 of the Credit Facility limit is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the

NeuroMetrix, Inc.
Notes to Financial Statements

13. Credit Facility  – (continued)

amount available for borrowing under the Credit Facility as of December 31, 2012 was $7,275,000 and was subsequently reduced to $2,275,000 on January 28, 2013, as noted above.

14. Public Offering of Common Stock and Warrants

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit (the “Offering”). Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 710,868 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the Offering until the date five years following the closing date of the Offering, one half of a share of the Company’s common stock. Two warrants would need to be exercised to acquire one share of the Company’s common stock at an exercise price of $6.90 (115% of the aggregate offering price for a unit). In addition, the placement agent for the Offering was issued warrants to purchase 71,087 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in the Offering) at an exercise price of $7.50 per share (125% of the aggregate offering price for a Unit). The placement agent’s warrants will be exercisable at any time beginning one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the Offering.

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

15. Reverse Stock Splits

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

The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 23,331,646, which were adjusted to 3,888,607 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on September 2, 2011. On September 19, 2011, the Company received a letter from NASDAQ indicating that it had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. The Company’s common stock continued to be listed on NASDAQ.

On March 22, 2012, the Company received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for its common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company would be afforded 180 calendar days, or until

NeuroMetrix, Inc.
Notes to Financial Statements

15. Reverse Stock Splits  – (continued)

September 18, 2012, to regain compliance with the minimum bid price requirement. On September 19, 2012, the Company received a letter from NASDAQ stating that it had been granted a six month extension until March 18, 2013 to regain compliance with the minimum bid price requirement for continued listing on The NASDAQ Capital Market. During this grace period extension, the Company’s common stock will continue to be listed on The NASDAQ Stock Market.

In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. Therefore, on February 15, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a second 1-for-6 reverse stock split of its common stock, or the Second Reverse Stock Split. This action had previously been approved by the Company’s stockholders at a special meeting of stockholders held on December 7, 2012. As a result of the Second Reverse Stock Split, every six shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connection with the Second Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Second Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Second Reverse Stock Split.

The Company’s shares outstanding immediately prior to the Second Reverse Stock Split totaled 12,845,228. These were adjusted to 2,140,871 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Second Reverse Stock Split price at the beginning of trading on February 19, 2013. Share, per share, and stock option amounts for all periods presented within this annual report on Form 10-K and the amounts for common stock and additional paid-in capital have been retroactively adjusted to reflect the Second Reverse Stock Split.

16. Management Retention and Incentive Plan

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

NeuroMetrix, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2012
Allowance for Doubtful Accounts	$286,612	$(12,999)	$—	$(143,613	)(2)	$130,000
Sales Returns Reserve	13,302	—	180,066	(171,752	)(2)	21,616
Deferred Tax Asset Valuation Allowance	30,487,085	3,900,388	—	(40,006	)(3)	34,347,467
December 31, 2011
Allowance for Doubtful Accounts	$379,100	$30,825	$—	$(123,313	)(2)	$286,612
Sales Returns Reserve	26,865	—	272,607	(286,170	)(2)	13,302
Deferred Tax Asset Valuation Allowance	28,670,035	3,803,223	—	(1,986,173	)(3)	30,487,085
December 31, 2010
Allowance for Doubtful Accounts	370,000	657	—	8,443	(1)	379,100
Sales Returns Reserve	144,362	—	655,890	(773,387	)(2)	26,865
Deferred Tax Asset Valuation Allowance	22,513,217	6,147,638	—	9,180	(3)	28,670,035

(1)	Net recoveries.
(2)	Net write-offs.
(3)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1