Form 10-Q
period 2013-03-31
NeuroMetrix, Inc.
filed 2013-04-25
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

2,260,195 shares of common stock, par value $0.0001 per share, were outstanding as of April 18, 2013.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$6,886,191	$8,699,478
Accounts receivable, net	532,820	566,451
Inventories	794,665	834,526
Prepaid expenses and other current assets	406,125	462,503
Current portion of deferred costs	8,180	10,108
Total current assets	8,627,981	10,573,066

Fixed assets, net	258,805	293,897
Deferred costs and other long-term assets	4,416	10,484
Total assets	$8,891,202	$10,877,447

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$225,870	$257,361
Accrued compensation	559,693	647,288
Accrued expenses	1,016,875	948,843
Current portion of deferred revenue	124,693	134,185
Current portion of capital lease obligation	12,648	17,929
Total current liabilities	1,939,779	2,005,606

Deferred revenue, net of current portion	55,965	71,419
Total liabilities	1,995,744	2,077,025

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,260,195 and 2,140,871 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	226	214
Additional paid-in capital	147,741,590	147,393,151
Accumulated deficit	(140,846,358)	(138,592,943)
Total stockholders’ equity	6,895,458	8,800,422
Total liabilities and stockholders’ equity	$8,891,202	$10,877,447

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2013	2012

Revenues	$1,401,454	$2,081,542

Cost of revenues	569,784	1,134,944

Gross profit	831,670	946,598

Operating expenses:
Research and development	1,073,419	978,066
Sales and marketing	779,841	1,534,101
General and administrative	1,233,594	1,191,064

Total operating expenses	3,086,854	3,703,231

Loss from operations	(2,255,184)	(2,756,633)

Interest income	1,769	4,298

Net loss	$(2,253,415)	$(2,752,335)

Net loss per common share, basic and diluted	$(1.06)	$(1.99)

Weighted average number of common shares outstanding, basic and diluted	2,131,745	1,384,225

The accompanying notes are an integral part of these interim financial statements.

 NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,253,415)	$(2,752,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,156	70,808
Stock-based compensation	63,155	79,218
Inventory charges	25,699	194,048
Changes in operating assets and liabilities:
Accounts receivable	33,631	39,329
Inventories	14,162	353,007
Prepaid expenses and other current assets	56,378	57,050
Accounts payable	(31,491)	(229,446)
Accrued expenses and compensation	265,733	(340,752)
Deferred revenue, deferred costs, and other	(16,950)	(56,723)
Net cash used in operating activities	(1,801,942)	(2,585,796)

Cash flows from investing activities:
Purchases of fixed assets	(6,064)	(24,408)
Net cash used in investing activities	(6,064)	(24,408)

Cash flows from financing activities:
Net proceeds from stock offering	—	7,537,347
Payments on capital lease	(5,281)	(4,962)
Net cash (used in) provided by financing activities	(5,281)	7,532,385

Net (decrease) increase in cash and cash equivalents	(1,813,287)	4,922,181
Cash and cash equivalents, beginning of period	8,699,478	10,290,446
Cash and cash equivalents, end of period	$6,886,191	$15,212,627

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$285,296	$—
Common stock issued in exchange for warrants	$—	$127,885

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2013

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a medical device company focused on the treatment of diabetic peripheral neuropathy, or DPN. The Company believes that its substantial experience in developing medical devices to stimulate and measure peripheral nerve function uniquely position it to address unmet medical needs related to diabetic neuropathy. Neuropathy is a common and serious, often painful, complication of diabetes that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection, starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies.

In the first quarter of 2013, the Company completed product development and launched the SENSUS™ Pain Management System, or SENSUS, which is designed for relief of chronic, intractable pain. The Company believes this product will be attractive to endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN. The Company also markets the NC-stat® DPNCheck® device, which is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as DPN. NC-stat DPNCheck is designed to be used by endocrinologists, podiatrists, primary care physicians and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. Sales efforts for NC-stat DPNCheck are currently targeted at opportunities in the managed care market. The Company’s historical neurodiagnostic business is based on the ADVANCE™ NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. While the ADVANCE System contributes the majority of the Company’s revenues, the Company is not actively managing the ADVANCE business for growth.

The Company held cash and cash equivalents of $6.9 million as of March 31, 2013. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements at least into the first quarter of 2014. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from the Company’s new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the first quarter of 2014 and beyond. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of its common stock completed on February 15, 2013 (see Note 11, Reverse Stock Split, for further details).

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2013, unaudited statements of operations for the quarters ended March 31, 2013 and 2012 and the unaudited statements of cash flows for the quarters ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2013 (File No. 001-33351), or the Company’s 2012 Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Revenues associated with the sale of the SENSUS and NC-stat DPNCheck devices are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

Revenues also include sales of consumables, including single use nerve specific electrodes and other accessories. These revenues are recognized upon shipment provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, and product returns are reasonably estimable.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in the Company's 2012 Form 10-K that are of significance to the Company.

2.	Comprehensive Loss

For the quarters ended March 31, 2013 and 2012, the Company had no components of other comprehensive income or loss other than net loss itself.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average number of outstanding instruments such as options, warrants, and restricted stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2013	2012
Options	51,169	56,089
Warrants	781,955	619,434
Unvested restricted stock	34,303	10,480
Total	867,427	686,003

4.	Common Stock

In March 2013, the Company awarded certain executives an aggregate of 119,370 shares of fully vested common stock with a value of $285,300 in partial settlement of 2012 incentive compensation and in lieu of 2013 long-term incentive stock awards to such executives. The shares issued reflected the $2.39 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 4, 2013.

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit. Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 781,955 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 10, Public Offering of Common Stock and Warrants, for further details.

In March 2012, the Company issued 23,127 shares of its common stock, $0.0001 par value per share, in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009. No cash was paid to redeem the warrants.

5.	Inventories

Inventories consist of the following:

	March 31, 2013	December 31, 2012

Purchased components	$247,362	$187,567
Finished goods	547,303	646,959
	$794,665	$834,526

6.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2013	December 31, 2012

Technology fees	$450,000	$450,000
Professional services	214,925	248,759
Supplier obligations	98,343	105,132
Clinical study obligations	71,975	24,490
Sales taxes	55,511	62,385
Other	126,121	58,077
	$1,016,875	$948,843

7.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. The lease term extends through March 31, 2014. Base rent for the period April 2013 through March 2014 is $52,917 per month.

8.	Fair Value Measurements

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

		Fair Value Measurements at March 31, 2013 Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$133,686	$133,686	$—	$—
Total	$133,686	$133,686	$—	$—

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519,242	$519,242	$—	$—
Total	$519,242	$519,242	$—	$—

9.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of March 31, 2013, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. Prior to its amendment on January 28, 2013, the amount of the Credit Facility was set at $7.5 million. The amended Credit Facility expires on January 31, 2014. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2013 and December 31, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. Of the Credit Facility limit, $225,000 is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2013 was $2,275,000.

10.	Public Offering of Common Stock and Warrants

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit (the “Offering”). Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 710,868 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the Offering until the date five years following the closing date of the Offering, one half of a share of the Company’s common stock. Two warrants would need to be exercised to acquire one share of the Company’s common stock at an exercise price of $6.90 (115% of the aggregate offering price for a Unit). In addition, the placement agent for the Offering was issued warrants to purchase 71,087 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in the Offering) at an exercise price of $7.50 per share (125% of the aggregate offering price for a Unit). The placement agent’s warrants became exercisable one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the Offering.

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

11.	Reverse Stock Split

On February 15, 2013, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-6 reverse stock split of its common stock. This action had previously been approved by the Company’s stockholders at a special meeting of stockholders held on December 7, 2012 and was intended to address the Company’s deficiency in compliance with the minimum bid listing requirements of the NASDAQ Stock Market. As a result of the reverse stock split, every six shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the reverse stock split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the reverse stock split.

The Company’s shares outstanding immediately prior to the reverse stock split totaled 12,845,228. These were adjusted to 2,140,871 shares outstanding as a result of the reverse stock split. The Company’s common stock began trading at its post-reverse stock split price at the beginning of trading on February 19, 2013. Share, per share, and stock option amounts for all periods presented within this quarterly report on Form 10-Q and the amounts for common stock and additional paid-in capital have been retroactively adjusted to reflect the reverse stock split.

On March 5, 2013, the Company received a letter from The NASDAQ Stock Market indicating that it had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. The Company’s common stock continues to be listed on The NASDAQ Capital Market.

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

Overview

We are a medical device company focused on the treatment of diabetic peripheral neuropathy, or DPN. People with diabetes do not effectively regulate their blood glucose, or sugar, levels leading to chronically high levels of glucose in the blood, called hyperglycemia, and occasionally bouts of low glucose in the blood, called hypoglycemia. The primary reason that glucose levels are not effectively regulated in people with diabetes is that those with the disease do not produce insulin (Type I diabetes) or are resistant to the normal physiological action of insulin (Type II diabetes). Many Type II diabetics eventually require insulin because production of the hormone by their pancreas decreases with time. Type I diabetes usually affects children and teenagers whereas Type II diabetes has typically been a disease of adults over the age of 50. However, over the past decade, Type II diabetes is occurring in younger adults, which can probably be attributed to higher levels of obesity in this age group.

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

Since we shifted our strategic focus to the diabetic neuropathy market in 2011, we have launched two products with the potential to change medical practice. SENSUS, our therapeutic device for relief of chronic, intractable pain was launched in January 2013. We believe this product will be attractive to endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN. The prevalence of PDN is 16 – 26% of people with diabetes representing a 3 – 5 million patient group. SENSUS is a prescription product and our initial challenge is to obtain broad, national physician exposure. We intend to create demand by contracting with a number of independent durable medical equipment, or DME, suppliers employing sales representatives who detail physicians. Physician prescriptions will be fulfilled by the DME suppliers who will maintain a stock of SENSUS devices and consumables.

NC-stat DPNCheck, our diagnostic test for DPN, has now been on the market for over a year since launch in late 2011. Revenues were nearly $1.5 million in 2012 and were $315,000 for the quarter ended March 31, 2013. Our sales efforts in the U.S. market are focused on Medicare Advantage providers. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. The Medicare Advantage market encompasses approximately 15 million covered lives or about 27% of the total Medicare population. We have a small, senior level commercial operations team focused on developing the Medicare Advantage market. We are also pursuing international opportunities for this product using local distributors.

We continue to manage our historical neurodiagnostics business which is centered on the ADVANCE System. This business generated $6.1 million in revenue during 2012 and $1.1 million for the quarter ended March 31, 2013. There are few direct cash operating expenses of the business. The neurodiagnostic business has been in decline for several years due to reimbursement challenges. We envision this line of our business will continue to decline as we operate it for cash flow.

Results of Operations

Comparison of Quarters Ended March 31, 2013 and 2012

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$1,401.5	$2,081.5	$(680.0)	(32.7)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain, that was launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the first quarter of 2013, we recorded revenue of $34,000 from sales of SENSUS. We are working to create demand for SENSUS in several distinct channels, including independent regional and national DME suppliers that employ sales representatives who detail physicians, large direct sale customers such as orthotic and prosthetic clinics and chronic pain treatment centers, and national diabetes mail order DME suppliers. As of April 25, 2013, we had ten regional DME suppliers with 40 sales representatives. Our goal is to have broad national coverage for SENSUS by the end of 2013. We also believe that there are international market opportunities, particularly in Europe and Japan, and in some developing countries such as China and India. In the first quarter of 2013 we recorded revenue of $315,000 from sales of NC-stat DPNCheck devices and consumable biosensors, compared to $137,000 in the first quarter of 2012. Revenues also include medical device and consumables sales from our ADVANCE neurodiagnostic products totaling $1.1 million in the first quarter of 2013, compared to $1.9 million in the first quarter of 2012. The $0.8 million decline in our legacy neurodiagnostics revenue reflects a business in decline due to reimbursement challenges.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$569.8	$1,134.9	$(565.1)	(49.8)%

Gross profit	$831.7	$946.6	$(114.9)	(12.1)

Reflecting our decrease in revenues, our cost of revenues decreased to $569,800 in the first quarter of 2013, compared to $1.1 million in the first quarter of 2012. However, our gross margin increased to 59.3% in the first quarter of 2013 from 45.5% in the first quarter of 2012. Our 2013 gross margin benefitted from a margin of nearly 70% on NC-stat DPNCheck revenues due to favorable pricing on international sales. For the first quarter of 2012, gross margin was depressed by 8.5% due to a net non cash charge of $157,100 resulting from our decision to consolidate our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,073.4	$978.1	$95.3	9.7%
Sales and marketing	779.8	1,534.1	(754.3)	(49.2)
General and administrative	1,233.6	1,191.0	42.6	3.6
Total operating expenses	$3,086.8	$3,703.2	$(616.4)	(16.6)

Research and Development

Research and development expenses for the quarters ended March 31, 2013 and 2012 were $1.1 million and $978,100, respectively. The comparative results included an increase of $123,300 in clinical and development costs, partially offset by a $76,300 decrease in personnel costs. We presently are involved in seven studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. These studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption by customers. We are also developing plans for clinical studies employing SENSUS.

Sales and Marketing

Sales and marketing expenses decreased to $779,800 for the quarter ended March 31, 2013 from $1.5 million for the quarter ended March 31, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care allowing us to eliminate our endocrinology/podiatry direct sales representatives. As a result, total sales and marketing headcount was reduced from 33 at March 31, 2012 to 12 at March 31, 2013. Personnel costs, including compensation and benefits, in 2013 were $563,100 lower than in 2012. In addition, travel costs decreased $136,600 in 2013 compared to 2012.

General and Administrative

General and administrative expenses increased slightly to $1.2 million for the quarter ended March 31, 2013 compared to the same quarter in 2012. This increase was attributed to bad debt expense being higher by $123,400 in the first quarter of 2013 versus the comparable period of 2012. This increase was partially offset by a $50,600 decrease in taxes and fees.

Interest Income

Interest income was approximately $2,000 and $4,000 for the quarters ended March 31, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2013, cash and cash equivalents totaled $6.9 million. Our ability to generate revenue to generate funds to operate our business will largely depend on the success of our diabetes business initiative and our ability to manage our legacy neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	March 31, 2013	December 31, 2012	Change	% Change
	($ in thousands)

Cash and cash equivalents	$6,886.2	$8,699.5	$(1,813.3)	(20.8)%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement with a bank which provides us with a credit facility in the amount of $2.5 million. The amended credit facility expires on January 31, 2014. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of March 31, 2013, we were in compliance with these covenants and had not borrowed any funds under the credit facility. Of the credit facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the credit facility as of March 31, 2013 was $2,275,000.

During the first quarter of 2013, our cash and cash equivalents decreased by $1.8 million due mainly to net cash used in operating activities.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended March 31, 2013 and 2012, and the year ended December 31, 2012:

	Quarters Ended March 31,		Year Ended December 31,
	2013	2012	2012

Days sales outstanding (days)	35	38	33
Inventory turnover rate (times per year)	2.8	3.0	3.2

Our payment terms extended to our customers generally require payment within 30 days from invoice date. DSO’s have increased slightly since December 31, 2012.

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended March 31,
	2013	2012

	(in thousands)

Net cash used in operating activities	$(1,801.9)	$(2,585.8)
Net cash used in investing activities	(6.1)	(24.4)
Net cash (used in) provided by financing activities	(5.3)	7,532.4

Our operating activities used $1.8 million in the quarter ended March 31, 2013. The primary driver for the use of cash in our operating activities during the first quarter of 2013 was our net loss of $2.3 million, which included non-cash charges of $130,000, primarily for stock-based compensation and for depreciation and amortization.

Financing activities for the quarter ended March 31, 2012 included $7.5 million from the net proceeds from a public offering of common stock and warrants.

We held cash and cash equivalents of $6.9 million as of March 31, 2013. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the first quarter of 2014. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the first quarter of 2014 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we currently have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. We may file during the second quarter of 2013, a registration statement for an equity offering on Form S-1, which would increase our capacity to raise new funding beyond the limitations imposed under Form S-3. If we raise additional funds by issuing equity or debt securities, either through the shelf registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2013, we did not have any off-balance sheet financing arrangements.

See Note 7, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

Refer to Note 1, Business and Basis of Presentation, of our Notes to Unaudited Financial Statements contained in this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding our NC-stat DPNCheck and SENSUS devices; our plans to develop and commercialize our products; the success and timing of our studies and/or clinical trials; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

NEUROMETRIX, INC.

Date: April 25, 2013	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 25, 2013	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Operations for the quarter ended March 31, 2013 and 2012, (iii) Statements of Cash Flows for the quarter ended March 31, 2013 and 2012, and (iv) Notes to Financial Statements.**

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.