Form 10-Q
period 2013-06-30
NeuroMetrix, Inc.
filed 2013-07-26
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

2,636,142 shares of common stock, par value $0.0001 per share, were outstanding as of July 18, 2013.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$9,586,435	$8,699,478
Accounts receivable, net	562,063	566,451
Inventories	753,944	834,526
Prepaid expenses and other current assets	305,615	462,503
Current portion of deferred costs	6,935	10,108
Total current assets	11,214,992	10,573,066
Fixed assets, net	230,566	293,897
Deferred costs and other long-term assets	3,098	10,484
Total assets	$11,448,656	$10,877,447

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$208,498	$257,361
Accrued compensation	716,780	647,288
Accrued expenses	1,061,168	948,843
Current portion of deferred revenue	117,930	134,185
Current portion of capital lease obligation	7,283	17,929
Total current liabilities	2,111,659	2,005,606
Deferred revenue, net of current portion	41,225	71,419
Common stock warrants	2,855,209	—
Total liabilities	5,008,093	2,077,025

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2013 and December 31, 2012:
Convertible preferred stock; 4,438 and 0 shares designated at June 30, 2013 and December 31, 2012, respectively, and 4,436.764 and 0 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	4	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,505,071 and 2,140,871 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	251	214
Additional paid-in capital	148,632,496	147,393,151
Accumulated deficit	(142,192,188)	(138,592,943)
Total stockholders’ equity	6,440,563	8,800,422
Total liabilities and stockholders’ equity	$11,448,656	$10,877,447

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$1,160,472	$2,205,831	$2,561,926	$4,287,373

Cost of revenues	501,161	983,350	1,070,945	2,118,294

Gross profit	659,311	1,222,481	1,490,981	2,169,079

Operating expenses:
Research and development	913,847	1,020,726	1,987,266	1,998,792
Sales and marketing	880,218	1,595,642	1,660,059	3,129,743
General and administrative	992,160	1,382,268	2,225,754	2,573,332

Total operating expenses	2,786,225	3,998,636	5,873,079	7,701,867

Loss from operations	(2,126,914)	(2,776,155)	(4,382,098)	(5,532,788)

Interest income	1,394	4,027	3,163	8,325
Warrants offering costs	(376,306)	—	(376,306)	—
Change in fair value of warrant liability	1,155,996	—	1,155,996	—

Net loss	$(1,345,830)	$(2,772,128)	$(3,599,245)	$(5,524,463)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.92)	$(1.32)	$(1.97)	$(3.17)

Weighted average number of common shares outstanding, basic and diluted	2,299,463	2,094,487	2,215,658	1,740,325

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,599,245)	$(5,524,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,299	136,566
Stock-based compensation	96,107	157,586
Inventory charges	77,642	258,848
Warrants offering costs	376,306	—
Change in fair value of warrant liability	(1,155,996)	—
Changes in operating assets and liabilities:
Accounts receivable	4,388	391,044
Inventories	2,940	427,702
Prepaid expenses and other current assets	156,888	30,474
Accounts payable	(48,863)	(164,273)
Accrued expenses and compensation	383,263	(373,513)
Deferred revenue, deferred costs, and other	(35,890)	32,432
Net cash used in operating activities	(3,663,161)	(4,627,597)

Cash flows from investing activities:
Purchases of fixed assets	(15,968)	(28,892)
Release of restricted cash	—	229,500
Net cash (used in) provided by investing activities	(15,968)	200,608

Cash flows from financing activities:
Net proceeds from issuance of stock and equity	4,576,732	7,471,370
Payments on capital lease	(10,646)	(10,003)
Net cash provided by financing activities	4,566,086	7,461,367

Net increase in cash and cash equivalents	886,957	3,034,378
Cash and cash equivalents, beginning of period	8,699,478	10,290,446
Cash and cash equivalents, end of period	$9,586,435	$13,324,824

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$285,296	$—
Warrants issued under Securities Purchase Agreement recorded as a non-current liability	$4,011,205	$—
Common stock issued in exchange for warrants	$—	$127,885

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2013

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is a medical device company focused on the neurological complications of diabetes. The Company believes that its substantial experience in developing medical devices to stimulate and measure peripheral nerve function uniquely position it to address unmet medical needs related to diabetic neuropathy. Neuropathy is a common and serious, often painful, complication of diabetes that may lead to foot ulcers and limb amputation. The Company has over a decade of experience in neuropathy detection, starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies.

In the first quarter of 2013, the Company completed product development and launched the SENSUS™ Pain Management System, or SENSUS, which is designed for relief of chronic, intractable pain. The Company believes this product will be attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN and other forms of neuropathic pain. The Company also markets the NC-stat® DPNCheck® device, which is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. NC-stat DPNCheck is designed to be used by endocrinologists, podiatrists, primary care physicians and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. Sales efforts for NC-stat DPNCheck are currently targeted at opportunities in the managed care market. The Company’s historical neurodiagnostic business is based on the ADVANCE™ NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. While the ADVANCE System contributes the majority of the Company’s revenues, the Company is not actively managing the ADVANCE business for growth.

On June 4, 2013, the Company entered into a Securities Purchase Agreement, as amended (the “Purchase Agreement”), providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share (the “2013 Offering”). Each share of Preferred Stock is convertible into 477.327 shares of common stock, subject to adjustment, at any time at the option of the holder. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.6 million. See Note 10, Stockholders’ Equity, for further details.

The Company held cash and cash equivalents of $9.6 million as of June 30, 2013. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the third quarter of 2014. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the third quarter of 2014 and beyond. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of its common stock completed on February 15, 2013. See Note 11, Reverse Stock Split, for further details.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2013, unaudited statements of operations for the quarters and six months ended June 30, 2013 and 2012 and the unaudited statements of cash flows for the six months ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2013 (File No. 001-33351), or the Company’s 2012 Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

For the quarters and six months ended June 30, 2013 and 2012, the Company had no components of other comprehensive income or loss other than net loss itself.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average number of outstanding instruments such as options, warrants, restricted stock, and preferred stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Options	50,757	54,657	50,962	55,385
Warrants	1,457,936	781,954	1,121,813	700,694
Unvested restricted stock	20,318	38,817	27,271	24,623
Convertible preferred stock	605,082	—	304,212	—
Total	2,134,093	875,428	1,504,258	780,702

The Beneficial Conversion Feature, or BCF, recorded in the 2013 Offering has been recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. See Note 10, Stockholders’ Equity, for further details.

Net loss per common share was determined as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(1,345,830)	$(2,772,128)	$(3,599,245)	$(5,524,463)
Deemed dividend attributable to preferred stockholders in connection with embedded conversion features	(766,872)	—	(766,872)	—
Net loss applicable to common stockholders	$(2,112,702)	$(2,772,128)	$(4,366,117)	$(5,524,463)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.92)	$(1.32)	$(1.97)	$(3.17)

Weighted average number of common shares outstanding, basic and diluted	2,299,463	2,094,487	2,215,658	1,740,325

4.	Common Stock

On June 4, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which it issued 248,147 shares of common stock at a price of $2.095 per share. See Note 10, Stockholders’ Equity, for further details.

In March 2013, the Company awarded certain executives an aggregate of 119,370 shares of fully vested common stock with a value of $285,300 in settlement of 2012 incentive compensation obligations. The shares issued reflected the $2.39 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 4, 2013.

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit (the “2012 Offering”). Each Unit consisted of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 781,955 shares of common stock and received proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 10, Stockholders’ Equity, for further details.

In March 2012, the Company issued 23,127 shares of its common stock in satisfaction of the Company’s obligation to redeem certain warrants issued by the Company pursuant to Securities Purchase Agreements dated as of September 8, 2009. No cash was paid to redeem the warrants.

5.	Inventories

Inventories consist of the following:

	June 30, 2013	December 31, 2012

Purchased components	$252,544	$187,567
Finished goods	501,400	646,959
	$753,944	$834,526

6.	Accrued Compensation and Expenses

Accrued compensation includes $429,178 of severance incurred in the second quarter of 2013. No severance payments were made during the period. There were no restructuring charges or payments in the six months ended June 30, 2012. There were no severance charges accrued as of December 31, 2012.

Accrued expenses consist of the following:

	June 30, 2013	December 31, 2012

Technology fees	$450,000	$450,000
Professional services	194,576	248,759
Clinical study obligations	104,000	24,490
Sales taxes	33,334	62,385
Supplier obligations	—	105,132
Other	279,258	58,077
	$1,061,168	$948,843

7.	Commitments and Contingencies

Operating Lease

The Company leases office and engineering laboratory space in Waltham, Massachusetts. In June 2013, the lease term was extended through March 31, 2015. Base rent for the period July 2013 through March 2015 is $52,917 per month.

8.	Fair Value Measurements

The Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board, Accounting Standards Codification (the “Codification”) defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

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

		Fair Value Measurements at June 30, 2013 Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,193,007	$4,193,007	$—	$—
Total	$4,193,007	$4,193,007	$—	$—

Liabilities:
Common stock warrants	$2,855,209	$—	$—	$2,855,209
Total	$2,855,209	$—	$—	$2,855,209

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519,242	$519,242	$—	$—
Total	$519,242	$519,242	$—	$—

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at June 30, 2013 using the Black-Scholes model, which is based on Level 3 inputs. As of June 30, 2013, inputs used in the Black-Scholes model include our stock price as of that date of $2.00, exercise price of $2.00, expected volatility of 74.1%, risk free interest rate of 1.41%, expected term of approximately four years and 11 months, and no dividends. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on this calculation, the Company recorded a gain of $1.1 million during the quarter ended June 30, 2013, resulting in a common stock warrants liability of $2.9 million at June 30, 2013. The Company did not have any financial liabilities carried at fair value as of December 31, 2012.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the six month period ended June 30, 2013:

Balance at December 31, 2012	$—
Initial fair value of warrants	4,011,205
Change in fair value of warrant liability	(1,155,996)
Balance at June 30, 2013	$2,855,209

9.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of June 30, 2013, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. Prior to its amendment on January 28, 2013, the amount of the Credit Facility was set at $7.5 million. The amended Credit Facility expires on January 31, 2014. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2013 and December 31, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. Of the Credit Facility limit, $225,000 is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2013 was $2,275,000.

10.	Stockholders’ Equity

On June 4, 2013, the Company entered into a Purchase Agreement providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.6 million.

The shares of Preferred Stock have a stated value of $1,000 and are convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the initial conversion price of $2.095, which is subject to adjustment as provided in each Certificate of Designation for the Preferred Stock. The Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in each Certificate of Designation for the Preferred Stock and as required by law. The warrants to purchase 2,365,934 shares of common stock are exercisable immediately, have a five-year term, and a per share exercise price of $2.00.

The terms and conditions of the Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature is clearly and closely related to the Preferred Stock. The conversion price at which shares of Preferred Stock are convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of the Purchase Agreement. This “in-the-money” conversion feature, or BCF, requires separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the Purchase Agreement). The BCF measurement totaled $766,900, an amount limited by the transaction proceeds which had been allocated to the Preferred Stock. Because there is not a stated redemption date for the shares of Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share.

The warrants issued in connection with the 2013 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, the Company has reflected the warrants as a liability in the balance sheet. The fair value of the warrants at the date of the 2013 Offering was estimated at $4.0 million using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. The warrants were revalued at June 30, 2013 using the same Black-Scholes model, and a $1.1 million decrease in the fair value of the warrants at that date was recognized in the Company's statement of operations for the quarter ended June 30, 2013. The warrants liability was reflected in the balance sheet at June 30, 2013 in the amount of $2.9 million. The Company will continue to revalue unexercised warrants at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations.

On July 8, 2013, 266.564 shares of Series A-1 Preferred Stock were converted into 127,238 shares of the Company’s common stock and 10.475 shares of Series A-2 Preferred Stock were converted into 5,000 shares of the Company’s common stock.

On February 13, 2012, the Company completed the 2012 Offering, which included 1,421,735 Units at a price of $6.00 per Unit. Each Unit consisted of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 710,868 shares of common stock and received proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the 2012 Offering until the date five years following the closing date of the 2012 Offering, one half of a share of the Company’s common stock. Two warrants would need to be exercised to acquire one share of the Company’s common stock at an exercise price of $6.90 (115% of the aggregate price of the 2012 Offering for a Unit). In addition, the placement agent for the 2012 Offering was issued warrants to purchase 71,087 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in the 2012 Offering) at an exercise price of $7.50 per share (125% of the aggregate price for a Unit). The placement agent’s warrants became exercisable one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the 2012 Offering.

The fair value of the warrants issued in the 2012 Offering was estimated at $2.4 million using a Black-Scholes model with the following assumptions: expected volatility of 73.5%, risk free interest rate of 0.85%, expected term of five years, and no dividends. The volatility assumption is based on weekly historical volatility during the time period that corresponds to the expected option term, a review of comparable medical device companies, and expected future stock price volatility. The relative fair value of the warrants was recorded as equity.

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

Overview

We are a medical device company focused on the neurological complications of diabetes. People with diabetes do not effectively regulate their blood glucose, or sugar, levels leading to chronically high levels of glucose in the blood, called hyperglycemia, and occasionally bouts of low glucose in the blood, called hypoglycemia. The primary reason that glucose levels are not effectively regulated in people with diabetes is that those with the disease do not produce insulin (Type I diabetes) or are resistant to the normal physiological action of insulin (Type II diabetes). Many Type II diabetics eventually require insulin because production of the hormone by their pancreas decreases with time. Type I diabetes usually affects children and teenagers whereas Type II diabetes has typically been a disease of adults over the age of 50. However, over the past decade, Type II diabetes is occurring in younger adults, which can probably be attributed to higher levels of obesity in this age group.

We believe that there are large and important unmet needs in the treatment of diabetic neuropathies. As a medical device company with both unique and substantial experience in devices to measure and alter peripheral nerve function, we believe we are in the unique position to address these unmet needs through the development of novel proprietary medical devices. Therefore, we are focused on developing and marketing medical devices for the diagnosis and treatment of diabetic neuropathies. We believe that we are the only medical device company with a strategic focus on the diabetic neuropathy market and our goal is to be the dominant player in this field.

Since we shifted our strategic focus to the diabetic neuropathy market in 2011, we have launched two products with the potential to change medical practice. SENSUS, our therapeutic device for relief of chronic, intractable pain, was launched in January 2013. SENSUS is a convenient and wearable non-invasive device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. The device is lightweight and can be worn during the day while remaining active, or at night while sleeping. The Company believes it is the only transcutaneous electrical nerve stimulator designed specifically for people with diabetes that suffer from chronic pain. We believe this product will be attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN and other forms of neuropathic pain. The prevalence of PDN indicates a patient group of 3 - 5 million in the United States alone. In the U.S., SENSUS is a prescription product and our initial challenge will be to obtain broad, national exposure and acceptance among physicians as well as a broad distribution channel to fulfill prescriptions. We are working to create demand in several distinct channels: independent regional and national durable medical equipment, or DME, suppliers that employ sales representatives who detail physicians, large direct sale customers such as orthotic and prosthetic clinics and chronic pain treatment centers, and national diabetes mail order DME’s. As of June 30, 2013, we had about 15 regional DME suppliers. We believe there may be future opportunities to expand the SENSUS revenue and gross margin potential by developing a direct sales channel.

NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN, has been on the market since launch in late 2011. Revenues were nearly $1.5 million in 2012 and were $444,000 and $785,000 for the six months ended June 30, 2013 and 2012, respectively. Our sales efforts in the U.S. market are focused on Medicare Advantage providers. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Recent changes to the Medicare Advantage patient assessment and premium structure effective for 2014 have narrowed the financial benefits from early diagnosis of DPN. This has reduced the market opportunity and delayed adoption of NC-stat DPNCheck. Accordingly, we have scaled-back our United States sales efforts and now provide corporate-based sales outreach in addition to support to our existing customers. Attractive international market opportunities are developing in Japan, South Korea and Europe. These are led by our local distributors with support from our corporate office.

We continue to manage our historical neurodiagnostics business which is centered on the ADVANCE System. This business generated $6.1 million in revenue during 2012 and $2.1 million and $3.5 million for the six months ended June 30, 2013 and 2012, respectively. There are few direct cash operating expenses of the business. The neurodiagnostic business has been in decline for several years due to reimbursement challenges. We envision this line of our business will continue to decline as we operate it for cash flow.

On June 4, 2013, we entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 convertible preferred stock, or the “Series A-1 Preferred Stock”, at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 convertible preferred stock, or the Series A-2 Preferred Stock, at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share, which we collectively refer to as the 2013 Offering. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.6 million.

Results of Operations

Comparison of Quarters Ended June 30, 2013 and 2012

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$1,160.5	$2,205.8	$(1,045.3)	(47.4)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the second quarter of 2013, we shipped 208 SENSUS devices and recorded revenue of $32,000. This is the early launch period for the product as we work to develop national distribution in several sales channels, including DME suppliers addressing pain physicians, primary care physicians and endocrinologists, large clinic organizations and direct mail diabetes suppliers. We also recorded NC-stat DPNCheck revenue of $129,000, down from $648,000 in the second quarter of 2012. The second quarter of 2012 activity included large, initial NC-stat DPNCheck stocking orders from two new customers which accounted for the variance. ADVANCE revenues totaled $1.0 million in comparison with $1.5 million in the second quarter of 2012. The decline in ADVANCE revenue continues the historical trend for this product line which is managed for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$501.1	$983.4	$(482.3)	(49.0)%
Gross profit	$659.3	$1,222.5	$(563.2)	(46.1)

Reflecting our decrease in revenues, our cost of revenues decreased to $501,100 in the second quarter of 2013, compared to $983,400 in the second quarter of 2012. However, our gross margin increased to 56.8% in the second quarter of 2013 from 55.4% in the second quarter of 2012. Our 2013 gross margin improvement was primarily attributable to improved pricing on NC-stat DPNCheck consumable biosensors.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$913.8	$1,020.7	$(106.9)	(10.5)%
Sales and marketing	880.2	1,595.6	(715.4)	(44.8)
General and administrative	992.2	1,382.3	(390.1)	(28.2)
Total operating expenses	$2,786.2	$3,998.6	$(1,212.4)	(30.3)

Research and Development

Research and development expenses for the quarters ended June 30, 2013 and 2012 were $913,800 and $1.0 million, respectively. The comparative results largely reflect a $72,600 decrease in personnel costs, resulting from lower headcount and incentive compensation expense.

Sales and Marketing

Sales and marketing expenses decreased to $880,200 for the quarter ended June 30, 2013 from $1.6 million for the quarter ended June 30, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care, allowing us to eliminate our endocrinology/podiatry direct sales representatives. In addition, during the second quarter of 2013 we further reduced staff support for NC-stat DPNCheck resulting in severance cost of $294,600. As a result, total sales and marketing personnel costs, including compensation and benefits, were $372,400 lower than in 2012, travel costs decreased $127,900, consulting services decreased $94,300, recruiting costs decreased $28,200, and trade show costs decreased $21,700.

General and Administrative

General and administrative expenses decreased to $992,200 for the quarter ended June 30, 2013 compared to $1.4 million for the same quarter in 2012. This decrease included decreases of $133,200 for consultants and temporary labor, $89,700 for personnel costs, $58,500 for professional fees, $34,200 for insurance and outside administration, and $26,200 for stock-based compensation.

Interest Income

Interest income was approximately $1,400 and $4,000 for the quarters ended June 30, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $376,300 consists of offering costs allocated to warrants in the 2013 Offering.

Change in fair value of warrant liability

The change in fair value of warrant liability of $1.1 million relates to the revaluation of warrants from the fair value of $4.0 million estimated as of the closing date of the 2013 Offering to $2.9 million at June 30, 2013.

Comparison of Six Months Ended June 30, 2013 and 2012

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$2,561.9	$4,287.4	$(1,725.5)	(40.2)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the six months ended June 30, 2013, we shipped 353 SENSUS devices and recorded revenue of $65,000. This is the early launch period for the product as we work to develop national distribution in several sales channels, including DME suppliers addressing pain physicians, primary care physicians and endocrinologists, large clinic organizations and direct mail diabetes suppliers. We also recorded NC-stat DPNCheck revenue of $444,000, down from $785,000 for the six months ended June 30, 2012. The second quarter of 2012 activity included large, initial NC-stat DPNCheck stocking orders from two new customers which accounted for the variance. ADVANCE revenues totaled $2.1 million in comparison with $3.5 million for the six months ended June 30, 2012. The decline in ADVANCE revenue continues the historical trend for this product line which is managed for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$1,070.9	$2,118.3	$(1,047.4)	(49.4)%
Gross profit	$1,491.0	$2,169.1	$(678.1)	(31.3)

Reflecting our decrease in revenues, our cost of revenues decreased to $1.1 million for the first six months of 2013, compared to $2.1 million for the first six months of 2012. However, our gross margin increased to 58.2% in the first half of 2013 from 50.6% in the first half of 2012. Our 2013 gross margin improvement was primarily attributable to improved pricing on NC-stat DPNCheck consumable biosensors. For the first half of 2012, gross margin was depressed by 5.7% due to a net non cash charge of $221,900 resulting from our decision to consolidate our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,987.3	$1,998.8	$(11.5)	(0.1)%
Sales and marketing	1,660.1	3,129.7	(1,469.6)	(47.0)
General and administrative	2,225.8	2,573.3	(347.5)	(13.5)
Total operating expenses	$5,873.2	$7,701.8	$(1,828.6)	(23.7)

Research and Development

Research and development expenses for the six months ended June 30, 2013 and 2012 were both about $2.0 million. The comparative results included a decrease of $148,800 in personnel costs, resulting from lower headcount and incentive compensation expense, partially offset by a $121,600 increase in clinical costs. We presently are involved in eight studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. These studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption by customers. We are also developing plans for clinical studies employing SENSUS.

Sales and Marketing

Sales and marketing expenses decreased to $1.7 million for the six months ended June 30, 2013 from $3.1 million for the six months ended June 30, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care, allowing us to eliminate our endocrinology/podiatry direct sales representatives. In addition, during the second quarter of 2013 we further reduced staff support for NC-stat DPNCheck resulting in severance of $294,600. As a result, when compared to 2012, total sales and marketing personnel costs, including compensation and benefits, decreased $935,500, travel costs decreased $264,500, consulting costs decreased $55,200, recruiting costs decreased $43,100, dues and subscriptions decreased $34,400, advertising and promotion costs decreased $27,300, depreciation and amortization decreased $26,100, and trade show costs decreased $23,900.

General and Administrative

General and administrative expenses decreased to $2.2 million for the six months ended June 30, 2013 compared to $2.6 million for the same period in 2012. This decrease included decreases of $132,700 for consultants and temporary labor, $75,600 for professional fees, $64,800 for personnel costs, $51,400 for insurance and outside administration, $50,500 for taxes and fees, $37,700 for stock-based compensation, $34,300 for travel costs, and $28,800 for the cost of credit. These decreases were partially offset by an increase in bad debt expense of $178,500.

Interest Income

Interest income was approximately $3,200 and $8,300 for the six months ended June 30, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $376,300 consists of offering costs allocated to warrants in the 2013 Offering.

Change in fair value of warrant liability

The change in fair value of warrant liability of $1.1 million relates to the revaluation of warrants from the fair value of $4.0 million estimated as of the closing date of the 2013 Offering to $2.9 million at June 30, 2013.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2013, cash and cash equivalents totaled $9.6 million. On June 4, 2013, we entered into a Purchase Agreement providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.6 million. See Note 10, Stockholders’ Equity, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue to generate funds to operate our business will largely depend on the success of our diabetes business initiative and our ability to manage our legacy neurodiagnostics business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations.

The following table sets forth information relating to our cash and cash equivalents:

	June 30, 2013	December 31, 2012	Change	% Change
	($ in thousands)

Cash and cash equivalents	$9,586.4	$8,699.5	$886.9	10.2%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million. The amended credit facility expires on January 31, 2014. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of June 30, 2013, we were in compliance with these covenants and had not borrowed any funds under the credit facility. Of the credit facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the credit facility as of June 30, 2013 was $2,275,000.

During the first six months of 2013, our cash and cash equivalents increased by $886,900 due mainly to net proceeds of $4.6 million from the 2013 Offering, partially offset by net cash used in operating activities of $3.7 million.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended June 30, 2013 and 2012, and the year ended December 31, 2012:

	Quarters Ended June 30,		Year Ended December 31,
	2013	2012	2012

Days sales outstanding (days)	42	28	33
Inventory turnover rate (times per year)	2.6	3.4	3.2

Payment terms extended to our customers generally require payment within 30 days from invoice date. DSO’s have increased since December 31, 2012 due to the decline in revenues and slower collections. The inventory turnover rate has declined since December 31, 2012 also reflecting lower sales activity.

The following table sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2013	2012
	(in thousands)

Net cash used in operating activities	$(3,663.2)	$(4,627.6)
Net cash (used in) provided by investing activities	(16.0)	200.6
Net cash provided by financing activities	4,566.1	7,461.4

Our operating activities used $3.7 million in the six months ended June 30, 2013. The primary driver for the use of cash in our operating activities during the first six months of 2013 was our net loss of $3.6 million, which included a non-cash credit of $1.1 million for the change in fair value of the warrant liability and non-cash charges of $376,300 for offering costs allocated to warrants in the 2013 Offering, $96,100 for stock-based compensation, $79,300 for depreciation and amortization, and $77,600 for inventory charges.

Financing activities for the six months ended June 30, 2013 included $4.5 million from the net proceeds from the 2013 Offering. Financing activities for the six months ended June 30, 2012 included $7.5 million from the net proceeds from the 2012 Offering.

We held cash and cash equivalents of $9.6 million as of June 30, 2013. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2014. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the third quarter of 2014 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the 2013 Offering, we will be limited in the use of this shelf registration statement until June 2014. We have filed an initial registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2013, we did not have any off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

We reacquired 4,134 shares of our common stock, at an average price of $2.22 per share, during the quarter ended June 30, 2013, in connection with the vesting of certain restricted shares issued pursuant to our Fifth Amended and Restated 2004 Stock Option and Incentive Plan. We reacquired these shares as part of the settlement of tax withholding obligations by participants under our Fifth Amended and Restated 2004 Stock Option and Incentive Plan. The following table sets forth the reacquisitions that we made during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	4,134	$2.22	N/A	N/A
May 1, 2013 – May 31, 2013	—	—	N/A	N/A
June 1, 2013 – June 30, 2013	—	—	N/A	N/A
Total	4,134	$2.22	N/A	N/A

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On June 20, 2013, we entered into a third amendment, or the Amendment, to our lease agreement with Fourth Avenue LLC, dated October 18, 2000. The Amendment extends the term of our existing lease of its principal facility at 62 Fourth Avenue, Waltham, Massachusetts for an additional year until March 2015. The description of the Amendment contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is set forth as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

NEUROMETRIX, INC.

Date: July 26, 2013	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: July 26, 2013	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock (1).
3.2	Certificate of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock (1).
4.1	Form of Common Stock Purchase Warrant (1).
4.2	Amendment No. 2 to Shareholder Rights Agreement (1).
10.1	Form of Securities Purchase Agreement dated as of June 4, 2013, by and among NeuroMetrix, Inc. and the purchasers named therein, as amended. (1).
10.2	Form of Registration Rights Agreement dated as of June 4, 2013, by and among NeuroMetrix, Inc. and the purchasers named therein, as amended (1).
10.3	Letter agreement dated as of June 4, 2013, by and between NeuroMetrix, Inc. and Dawson James Securities, Inc. (1).
10.4	Amendment Number Three to Lease, dated June 20, 2013, between Fourth Avenue LLC and NeuroMetrix, Inc. Filed herewith.
10.5+	Separation Agreement and Release of Claims by and between Krishnamurthy Balachandran and NeuroMetrix, Inc. Filed herewith.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Statements of Operations for the quarters and six months ended June 30, 2013 and 2012, (iii) Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Financial Statements.**
+	Indicates management contract or any compensatory plan, contract or arrangement.
(1)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on June 6, 2013, as amended (File No. 001-33351).

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.