Form 10-Q
period 2013-09-30
NeuroMetrix, Inc.
filed 2013-10-24
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

2,986,142 shares of common stock, par value $0.0001 per share, were outstanding as of October 17, 2013.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012

Assets
Current assets:
Cash and cash equivalents	$7,836,168	$8,699,478
Accounts receivable, net	619,219	566,451
Inventories	544,219	834,526
Prepaid expenses and other current assets	490,165	462,503
Current portion of deferred costs	6,000	10,108
Total current assets	9,495,771	10,573,066

Fixed assets, net	205,307	293,897
Deferred costs and other long-term assets	1,828	10,484
Total assets	$9,702,906	$10,877,447

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$263,231	$257,361
Accrued compensation	604,437	647,288
Accrued expenses	914,986	948,843
Current portion of deferred revenue	112,270	134,185
Current portion of capital lease obligation	—	17,929
Total current liabilities	1,894,924	2,005,606

Deferred revenue, net of current portion	27,379	71,419
Common stock warrants	1,973,426	—
Total liabilities	3,895,729	2,077,025

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2013 and December 31, 2012:
Convertible preferred stock; 4,438 and 0 shares designated at September 30, 2013 and December 31, 2012, respectively, and 3,740.724 and 0 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	4	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 2,836,142 and 2,140,871 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	284	214
Additional paid-in capital	148,715,341	147,393,151
Accumulated deficit	(142,908,452)	(138,592,943)
Total stockholders’ equity	5,807,177	8,800,422
Total liabilities and stockholders’ equity	$9,702,906	$10,877,447

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$1,314,728	$1,764,764	$3,876,654	$6,052,137

Cost of revenues	578,484	793,990	1,649,429	2,912,284

Gross profit	736,244	970,774	2,227,225	3,139,853

Operating expenses:
Research and development	740,324	980,361	2,727,590	2,979,153
Sales and marketing	581,079	1,457,079	2,241,138	4,586,822
General and administrative	1,014,295	1,147,075	3,240,049	3,720,407

Total operating expenses	2,335,698	3,584,515	8,208,777	11,286,382

Loss from operations	(1,599,454)	(2,613,741)	(5,981,552)	(8,146,529)

Interest income	1,407	3,487	4,570	11,812
Warrants offering costs	—	—	(376,306)	—
Change in fair value of warrant liability	881,783	—	2,037,779	—

Net loss	$(716,264)	$(2,610,254)	$(4,315,509)	$(8,134,717)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.26)	$(1.24)	$(2.13)	$(4.37)

Weighted average number of common shares outstanding, basic and diluted	2,725,466	2,098,600	2,387,462	1,860,622

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,315,509)	$(8,134,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,398	255,692
Stock-based compensation	158,932	244,269
Inventory charges	95,186	234,848
Warrants offering costs	376,306	—
Change in fair value of warrant liability	(2,037,779)	—
Changes in operating assets and liabilities:
Accounts receivable	(52,768)	298,283
Inventories	195,121	741,024
Prepaid expenses and other current assets	(27,662)	(146,871)
Accounts payable	5,870	(223,839)
Accrued expenses and compensation	208,588	(171,760)
Deferred revenue, deferred costs, and other	(53,191)	(63,129)
Net cash used in operating activities	(5,330,508)	(6,966,200)

Cash flows from investing activities:
Purchases of fixed assets	(27,808)	(84,352)
Release of restricted cash	—	229,500
Net cash (used in) provided by investing activities	(27,808)	145,148

Cash flows from financing activities:
Net proceeds from issuance of stock and equity instruments	4,512,935	7,471,370
Payments on capital lease	(17,929)	(15,121)
Net cash provided by financing activities	4,495,006	7,456,249

Net (decrease) increase in cash and cash equivalents	(863,310)	635,197
Cash and cash equivalents, beginning of period	8,699,478	10,290,446
Cash and cash equivalents, end of period	$7,836,168	$10,925,643

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$285,296	$—
Warrants issued under Securities Purchase Agreement initially recorded as a non-current liability	$4,011,205	$—
Common stock issued in exchange for warrants	$—	$127,885

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

September 30, 2013

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

On June 4, 2013, the Company entered into a Securities Purchase Agreement, as amended (the “Purchase Agreement”), providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share (the “2013 Offering”). Each share of Preferred Stock is convertible into 477.327 shares of common stock, subject to adjustment, at any time at the option of the holder. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million. See Note 10, Stockholders’ Equity, for further details. As of September 30, 2013, 476.064 shares of Series A-1 Preferred Stock had been converted into 227,238 shares of common stock and 219.975 shares of Series A-2 Preferred Stock had been converted into 105,000 shares of common stock.

The Company held cash and cash equivalents of $7.8 million as of September 30, 2013. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the third quarter of 2014. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the third quarter of 2014 and beyond. The Company will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

At September 30, 2013, one customer accounted for 10.6% of gross accounts receivable. No single customer has accounted for more than 10% of our revenues in the periods presented in this Form 10-Q.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-6 reverse stock split of its common stock completed on February 15, 2013. See Note 11, Reverse Stock Split, for further details.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2013, unaudited statements of operations for the quarters and nine months ended September 30, 2013 and 2012 and the unaudited statements of cash flows for the nine months ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2013 (File No. 001-33351), or the Company’s 2012 Form 10-K. The accompanying balance sheet as of December 31, 2012 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

For the quarters and nine months ended September 30, 2013 and 2012, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Options	236,381	53,344	113,447	54,699
Warrants	3,147,889	781,954	1,804,593	727,978
Unvested restricted stock	17,665	38,958	24,035	29,436
Convertible preferred stock	1,875,308	—	833,667	—
Total	5,277,243	874,256	2,775,742	812,113

The Beneficial Conversion Feature, or BCF, recorded in the 2013 Offering has been recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. See Note 10, Stockholders’ Equity, for further details.

Net loss per common share applicable to common stockholders, basic and diluted was determined as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(716,264)	$(2,610,254)	$(4,315,509)	$(8,134,717)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	—	—	(766,872)	—
Net loss applicable to common stockholders	$(716,264)	$(2,610,254)	$(5,082,381)	$(8,134,717)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.26)	$(1.24)	$(2.13)	$(4.37)

Weighted average number of common shares outstanding, basic and diluted	2,725,466	2,098,600	2,387,462	1,860,622

4.	Common Stock

On June 4, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which it issued (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. Additionally, during the quarter ended September 30, 2013, 476.064 shares of Series A-1 Preferred Stock had been converted into 227,238 shares of common stock and 219.975 shares of Series A-2 Preferred Stock had been converted into 105,000 shares of common stock. See Note 10, Stockholders’ Equity, for further details.

In March 2013, the Company awarded certain executives an aggregate of 119,370 shares of fully vested common stock with a value of $285,300 in settlement of 2012 incentive compensation obligations. The value of the shares issued reflected the $2.39 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 4, 2013.

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

5.	Inventories

Inventories consist of the following:

	September 30, 2013	December 31, 2012

Purchased components	$176,407	$187,567
Finished goods	367,812	646,959
	$544,219	$834,526

6.	Accrued Compensation and Expenses

Accrued compensation includes $290,305 of unpaid severance incurred in the second and third quarters of 2013. The following table provides a rollforward of the liability balance for severance, of which $382,900 and $136,900 was recorded as sales and marketing expense and research and development expense, respectively, in the Company’s Statement of Operations during the 9 months ended September 30, 2013. The balance as of September 30, 2013 will be paid out by March 31, 2014. There were no severance charges or payments in the nine months ended September 30, 2012. There were no severance charges accrued as of December 31, 2012.

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013

Balance – beginning	$429,178	$—
Accrual for severance	90,652	519,830
Severance payments made	(229,525)	(229,525)
Balance at September 30, 2013	$290,305	$290,305

Accrued expenses consist of the following:

	September 30, 2013	December 31, 2012

Technology fees	$450,000	$450,000
Professional services	254,692	248,759
Clinical study obligations	46,988	24,490
Sales taxes	34,956	62,385
Supplier obligations	—	105,132
Other	128,350	58,077
	$914,986	$948,843

7.	Commitments and Contingencies

Operating Leases

The Company leases office and engineering laboratory space in Waltham, Massachusetts. In June 2013, the lease term was extended through March 31, 2015. Base rent for the period October 2013 through March 2015 is $52,917 per month.

In July 2013, the Company entered into a non-cancelable operating lease for copiers located at its corporate headquarters, expiring in July 2016. Base rent for the period October 2013 through July 2016 is $1,728 per month.

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

		Fair Value Measurements at September 30, 2013 Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,479,172	$2,479,172	$—	$—
Total	$2,479,172	$2,479,172	$—	$—

Liabilities:
Common stock warrants	$1,973,426	$—	$—	$1,973,426
Total	$1,973,426	$—	$—	$1,973,426

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519,242	$519,242	$—	$—
Total	$519,242	$519,242	$—	$—

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at September 30, 2013 using the Black-Scholes model, which is based on Level 3 inputs. As of September 30, 2013, inputs used in the Black-Scholes model include our stock price as of that date of $1.65, exercise price of $2.00, expected volatility of 67.58%, risk free interest rate of 1.40%, expected term of approximately four years and 8 months, and no dividends. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on this calculation, the Company recorded other non-operating income of $0.9 million during the quarter ended September 30, 2013, resulting in a common stock warrants liability of $2.0 million at September 30, 2013. The Company did not have any financial liabilities carried at fair value as of December 31, 2012.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the three and nine month periods ended September 30, 2013:

	Quarter Ended September 30, 2013	Nine Months Ended September 30, 2013

Balance – beginning	$2,855,209	$—
Initial fair value of warrants at issuance in June 2013	—	4,011,205
Change in fair value of warrant liability	(881,783)	(2,037,779)
Balance at September 30, 2013	$1,973,426	$1,973,426

9.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of September 30, 2013, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The amended Credit Facility expires on January 31, 2014. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2013 and December 31, 2012, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. Of the Credit Facility limit, $225,000 is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2013 was $2,275,000.

10.	Stockholders’ Equity

On June 4, 2013, the Company entered into a Purchase Agreement providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million.

The shares of Preferred Stock have a stated value of $1,000 and are convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the initial conversion price of $2.095, which is subject to adjustment as provided in each Certificate of Designation for the Preferred Stock. The Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in each Certificate of Designation for the Preferred Stock and as required by law. The warrants to purchase 2,365,934 shares of common stock were exercisable immediately, have a five-year term, and a per share exercise price of $2.00.

The terms and conditions of the Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature was clearly and closely related to the Preferred Stock. The conversion price at which shares of Preferred Stock are convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of the Purchase Agreement. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the Purchase Agreement). The BCF measurement totaled $766,900, an amount limited by the transaction proceeds which had been allocated to the Preferred Stock. Because there is not a stated redemption date for the shares of Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share.

The warrants issued in connection with the 2013 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, the Company has reflected the warrants as a liability in the balance sheet. The fair value of the warrants at the date of the 2013 Offering was estimated at $4.0 million using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. The warrants were revalued at June 30, 2013 and September 30, 2013 using the same Black-Scholes model. The warrants liability was reflected in the balance sheet at September 30, 2013 in the amount of $2.0 million, resulting in the recognition of non-operating income of $2.0 million through September 30, 2013. The Company will continue to revalue unexercised warrants at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations.

On July 8, 2013, 266.564 shares of Series A-1 Preferred Stock were converted into 127,238 shares of the Company’s common stock and 10.475 shares of Series A-2 Preferred Stock were converted into 5,000 shares of the Company’s common stock. On August 5, 2013, 209.5 shares of Series A-1 Preferred Stock were converted into 100,000 shares of the Company’s common stock and 209.5 shares of Series A-2 Preferred Stock were converted into 100,000 shares of the Company’s common stock. On October 2, 2013, 209.5 shares of Series A-1 Preferred Stock were converted into 100,000 shares of the Company’s common stock and on October 3, 2013, 104.75 shares of Series A-2 Preferred Stock were converted into 50,000 shares of the Company’s common stock.

On July 26, 2013, the Company filed a Registration Statement on Form S-8 to register 386,111 additional shares of the Company’s common stock for issuance under the Company’s 2009 Non-Qualified Inducement Stock Plan (the “2009 Stock Plan”). An aggregate of 13,889 shares of common stock to be issued under the 2009 Stock Plan were previously registered on June 3, 2009. The amount previously registered reflects two 1-for-6 reverse splits of the Company’s common stock completed on September 1, 2011 and February 15, 2013.

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

NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN, has been on the market since launch in late 2011. Revenues were nearly $1.5 million in 2012 and were $761,000 and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. Our sales efforts in the U.S. market are focused on Medicare Advantage providers. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Changes to the Medicare Advantage patient assessment and premium structure effective for 2014 have narrowed the financial benefits from early diagnosis of DPN. This has reduced the market opportunity and delayed adoption of NC-stat DPNCheck. Accordingly, our sales efforts now encompass corporate-based sales outreach in addition to support to our existing customers. Attractive international market opportunities are developing in Japan, South Korea and Europe. These are led by our local distributors with support from our corporate office.

We are currently involved in seven studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. We anticipate that these studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption by customers. We are also developing plans for clinical studies employing SENSUS.

We continue to manage our historical neurodiagnostics business which is centered on the ADVANCE System. This business generated $6.1 million in revenue during 2012 and $3.0 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively. There are few direct cash operating expenses of the business. The neurodiagnostic business has been in decline for several years due to reimbursement challenges. We envision this line of our business will continue to decline as we operate it for cash flow.

On June 4, 2013, we entered into a Securities Purchase Agreement, as amended, or the Purchase Agreement, providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 convertible preferred stock, or the “Series A-1 Preferred Stock”, at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 convertible preferred stock, or the Series A-2 Preferred Stock, at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share, which we collectively refer to as the 2013 Offering. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million. As of October 3, 2013, 685.564 shares of Series A-1 Preferred Stock had been converted into 327,238 shares of common stock and 324.725 shares of Series A-2 Preferred Stock had been converted into 155,000 shares of common stock.

Results of Operations

Comparison of Quarters Ended September 30, 2013 and 2012

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$1,314.7	1,764.8	$(450.1)	(25.5)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the third quarter of 2013, we shipped 557 SENSUS devices and recorded revenue of $73,000. This is the early launch period for the product as we work to develop national distribution in several sales channels, including DME suppliers addressing pain physicians, primary care physicians and endocrinologists, large clinic organizations and direct mail diabetes suppliers. We also recorded NC-stat DPNCheck revenue of $317,000, compared to $306,000 in the third quarter of 2012. ADVANCE revenues totaled $925,000 in comparison with $1.5 million in the third quarter of 2012. The decline in ADVANCE revenue continues the historical trend for this product line which is managed for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$578.5	$794.0	$(215.5)	(27.1)%

Gross profit	$736.2	$970.8	$(234.6)	(24.2)

Reflecting our decrease in revenues, our cost of revenues decreased to $578,500 in the third quarter of 2013, compared to $794,000 in the third quarter of 2012. However, our gross margin increased to 56.0% in the third quarter of 2013 from 55.0% in the third quarter of 2012. Our 2013 gross margin improvement was primarily attributable to improved pricing on NC-stat DPNCheck consumable biosensors.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$740.3	$980.3	$(240.0)	(24.5)%
Sales and marketing	581.1	1,457.1	(876.0)	(60.1)
General and administrative	1,014.3	1,147.1	(132.8)	(11.6)
Total operating expenses	$2,335.7	$3,584.5	$(1,248.8)	(34.8)

Research and Development

Research and development expenses for the quarters ended September 30, 2013 and 2012 were $740,300 and $980,300, respectively. The comparative results largely reflect a $161,600 decrease in personnel costs, resulting from lower headcount and incentive compensation expense, and an $118,400 decrease in the cost of clinical studies and development, partially offset by a $29,600 increase in recruiting costs for a new software engineer.

Sales and Marketing

Sales and marketing expenses decreased to $581,100 for the quarter ended September 30, 2013 from $1.5 million for the quarter ended September 30, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care, allowing us to eliminate our endocrinology/podiatry direct sales representatives. In addition, during 2013 we further reduced our sales staff, largely in support of NC-stat DPNCheck, resulting in severance cost of $90,700 in the third quarter of 2013. As a result, total sales and marketing personnel costs, including compensation and benefits, which includes the $90,700 of incremental severance costs in 2013, were $492,000 lower than in the quarter ended September 30, 2012. Further, travel costs decreased $140,300, trade show costs decreased $57,400, and advertising and promotion costs decreased $36,700. In addition, sales and marketing expenses for 2012 included $57,900 for a write-off on loaner and demonstration systems.

General and Administrative

General and administrative expenses decreased to $1.0 million for the quarter ended September 30, 2013 compared to $1.1 million for the same quarter in 2012. This decrease included $105,500 for consultants and temporary staff, $37,000 for travel costs, $29,600 for personnel costs, and $23,900 for taxes. This was partially offset by adjustments to accounts receivable credit balances of $47,100 recorded in the quarter ended September 30, 2012.

Interest Income

Interest income was approximately $1,400 and $3,500 for the quarters ended September 30, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $881,800 relates to the revaluation of warrants from the fair value of $2.9 million estimated at June 30, 2013 to $2.0 million at September 30, 2013. The Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at September 30, 2013 reflects our lower stock price at September 30, 2013 compared to June 30, 2013, as well as the shorter remaining term of the warrants.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$3,876.7	$6,052.1	$(2,175.4)	(35.9)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the nine months ended September 30, 2013, we shipped 910 SENSUS devices and recorded revenue of $138,000. This is the early launch period for the product as we work to develop national distribution in several sales channels, including DME suppliers addressing pain physicians, primary care physicians and endocrinologists, large clinic organizations and direct mail diabetes suppliers. We also recorded NC-stat DPNCheck revenue of $761,000, down from $1.1 million for the nine months ended September 30, 2012. The 2012 activity included large, initial NC-stat DPNCheck stocking orders from two new customers which accounted for the majority of this variance. ADVANCE revenues totaled $3.0 million in comparison with $5.0 million for the nine months ended September 30, 2012. The decline in ADVANCE revenue continues the historical trend for this product line which is managed for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$1,649.4	$2,912.3	$(1,262.9)	(43.4)%

Gross profit	$2,227.2	$3,139.9	$(912.7)	(29.1)

Corresponding with our decrease in revenues, our cost of revenues decreased to $1.6 million for the first nine months of 2013, compared to $2.9 million for the first nine months of 2012. However, our gross margin increased to 57.5% in the first nine months of 2013 from 51.9% in the first nine months of 2012. Our 2013 gross margin improvement was primarily attributable to improved pricing on NC-stat DPNCheck consumable biosensors. In addition, for the first nine months of 2012, gross margin was depressed by 3.6% due to a net non cash charge, largely related to excess inventory, of $197,900 resulting from our decision to consolidate our neurodiagnostics installed customer base on a single technology platform, the ADVANCE System.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,727.6	$2,979.2	$(251.6)	(8.4)%
Sales and marketing	2,241.1	4,586.8	(2,345.7)	(51.1)
General and administrative	3,240.1	3,720.4	(480.3)	(12.9)
Total operating expenses	$8,208.8	$11,286.4	$(3,077.6)	(27.3)

Research and Development

Research and development expenses for the nine months ended September 30, 2013 and 2012 were $2.7 million and $3.0 million, respectively. The comparative results largely reflect a $310,400 decrease in personnel costs, resulting from lower headcount and incentive compensation expense, partially offset by a $29,600 increase in recruiting costs for a new software engineer. Personnel costs for 2013 include $136,900 for severance incurred in the second quarter of 2013.

Sales and Marketing

Sales and marketing expenses decreased to $2.2 million for the nine months ended September 30, 2013 from $4.6 million for the nine months ended September 30, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care, allowing us to eliminate our endocrinology/podiatry direct sales representatives. In addition, in 2013 we have further reduced our sales staff, largely in support of NC-stat DPNCheck, resulting in severance cost of $382,900 for the nine months ended September 30, 2013. As a result, total sales and marketing personnel costs, including compensation and benefits, which includes the $382,900 of incremental severance costs in 2013, were $1.4 million lower than in the nine months ended September 30, 2012. In addition, travel costs decreased $404,900, trade show costs decreased $81,300, advertising and promotion costs decreased $64,000, consulting and outside services costs decreased $58,100, dues decreased $45,400, and depreciation decreased $38,500. Sales and marketing expenses for 2012 included $57,900 for a write-off on loaner and demo systems.

General and Administrative

General and administrative expenses decreased to $3.2 million for the nine months ended September 30, 2013 compared to $3.7 million for the same period in 2012. This decrease included $238,200 for consultants and temporary staff, $97,500 for personnel costs, $77,100 for professional fees, $74,400 for taxes and fees, $71,300 for travel costs, $58,500 for insurance and outside administration, and $46,800 for stock-based compensation. These decreases were partially offset by an increase in bad debt expense of $235,500.

Interest Income

Interest income was approximately $4,600 and $11,800 for the nine months ended September 30, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $376,300 consists of offering costs allocated to warrants in the 2013 Offering.

Change in fair value of warrant liability

The change in fair value of warrant liability of $2.0 million relates to the revaluation of warrants from the fair value of $4.0 million estimated as of the closing date of the 2013 Offering to $2.0 million at September 30, 2013. The Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at September 30, 2013 reflects our lower stock price at September 30, 2013 compared to June 4, 2013, as well as the shorter remaining term of the warrants.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2013, cash and cash equivalents totaled $7.8 million. On June 4, 2013, we entered into a Purchase Agreement providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share, which we collectively refer to as the 2013 Offering. The 2013 Offering resulted in approximately $4.5 million net proceeds, after deducting placement agent fees and other expenses. See Note 10, Stockholders’ Equity, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue to generate funds to operate our business will largely depend on the success of our diabetes business initiative and our ability to manage our legacy neurodiagnostics business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations.

The following table sets forth information relating to our cash and cash equivalents:

	September 30, 2013	December 31, 2012	Change	% Change
	(in thousands)

Cash and cash equivalents	$7,836.2	$8,699.5	$(863.3)	(9.9)%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million. The amended credit facility expires on January 31, 2014. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of September 30, 2013, we were in compliance with these covenants and had not borrowed any funds under the credit facility. Of the credit facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the credit facility as of September 30, 2013 was $2,275,000.

During the first nine months of 2013, our cash and cash equivalents decreased by $863,300 due mainly to net cash used in operating activities of $5.3 million, partially offset by net proceeds of $4.5 million from the 2013 Offering.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below for the quarters ended September 30, 2013 and 2012, and the year ended December 31, 2012:

	Quarters Ended September 30,		Year Ended December 31,
	2013	2012	2012

Days sales outstanding (days)	40	29	33
Inventory turnover rate (times per year)	3.6	3.4	3.2

Payment terms extended to our customers generally require payment within 30 days from invoice date. DSO’s have increased since December 31, 2012 due to the decline in revenues and slower collections. The inventory turnover rate has increased since December 31, 2012 due to decreased inventory.

The following table sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)

Net cash used in operating activities	$(5,330.5)	$(6,966.2)
Net cash (used in) provided by investing activities	(27.8)	145.1
Net cash provided by financing activities	4,495.0	7,456.2

Our operating activities used $5.3 million in the nine months ended September 30, 2013. The primary driver for the use of cash in our operating activities during the first nine months of 2013 was our net loss of $4.3 million, which included a non-cash credit of $2.0 million for the change in fair value of the warrant liability and non-cash charges of $376,300 for offering costs allocated to warrants in the 2013 Offering, $158,900 for stock-based compensation, $116,400 for depreciation and amortization, and $95,200 for inventory charges.

Financing activities for the nine months ended September 30, 2013 included $4.5 million from the net proceeds from the 2013 Offering. Financing activities for the nine months ended September 30, 2012 included $7.5 million from the net proceeds from the 2012 Offering.

We held cash and cash equivalents of $7.8 million as of September 30, 2013. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2014. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the third quarter of 2014 and beyond. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the 2013 Offering, we will be limited in the use of this shelf registration statement until June 2014. We have also filed a registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2013, we did not have any off-balance sheet financing arrangements.

See Note 7, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2012 Form 10-K that are of significance to us.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding our NC-stat DPNCheck and SENSUS devices; our plans to develop and commercialize our products; the success and timing of our studies and/or clinical trials; our hope that certain NC-stat DPNCheck studies will expand the clinical foundation for use and adoption of NC-stat DPNCheck; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEUROMETRIX, INC.

Date: October 24, 2013	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 24, 2013	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Statements of Operations for the quarters and nine months ended September 30, 2013 and 2012, (iii) Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Financial Statements.