Form 10-K
period 2013-12-31
NeuroMetrix, Inc.
filed 2014-02-24
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,743,950 based on the closing sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2013.

As of February 3, 2014, there were 5,945,581 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Item 11 in Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 6, 2014, or the 2014 Annual Meeting of Stockholders.

NEUROMETRIX, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

“NEUROMETRIX”, “NC-STAT”, “ADVANCE”, “SENSUS”, and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the diagnosis and treatment of diabetic neuropathy and our expectations surrounding SENSUS and NC-stat DPNCheck; our plans to develop and commercialize our products; the success and timing of our studies; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

ITEM 1. BUSINESS

Our Business-An Overview

We are a medical device company focused on the treatment of the neurological complications of diabetes. People with diabetes do not effectively regulate their blood glucose, or sugar, levels leading to chronically high levels of glucose in the blood, called hyperglycemia, and occasionally bouts of low glucose in the blood, called hypoglycemia. The primary reason that glucose levels are not effectively regulated in people with diabetes is that those with the disease do not produce insulin (Type I diabetes) or are resistant to the normal physiological action of insulin (Type II diabetes). Many Type II diabetics eventually require insulin because production of the hormone by their pancreas decreases with time. Type I diabetes usually affects children and teenagers whereas Type II diabetes has typically been a disease of adults over the age of 50. However, over the past decade, Type II diabetes is occurring in younger adults, which can probably be attributed to higher levels of obesity in this age group.

Diabetes is a worldwide epidemic. Recent studies estimate the worldwide prevalence of diabetes to be over 350 million people, of which approximately 90% have the Type II variety. Within the United States, there are over 25 million people with diabetes and another 80 million people with pre-diabetes, which represents a constellation of conditions such as obesity and high triglyceride levels that are likely to progress to diabetes. In the United States, the annual cost of treating diabetes is over $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in the long term complications of chronic hyperglycemia. These complications include, among other things, cardiovascular disease, nerve disease and resulting pathological conditions such as foot ulcers and amputation, eye disease leading to blindness, and kidney failure.

The most common long-term complication of diabetes, which affects over 50% of the diabetic population, is nerve disease or diabetic neuropathy. There are different forms of diabetic neuropathy; the most common are diabetic peripheral neuropathy, or DPN, carpal tunnel syndrome, or CTS, and autonomic neuropathy. DPN is a systemic nerve disease that is worse in the feet and lower legs. It may lead to loss of sensation in the feet, severe pain in the feet and legs, and increased risk of falling. DPN is the primary trigger for diabetic foot ulcers which may progress to the point where amputation is required. People with diabetes have a 15% to 25% lifetime risk of developing a foot ulcer and approximately 15% of foot ulcers lead to amputation. Foot ulcers are among the most expensive complications of diabetes, with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from pain of the feet and lower legs due to painful diabetic neuropathy, or PDN, which is a condition caused by DPN. In addition to causing pain that is often severe, PDN may interfere with sleep and is also associated with anxiety and depression. Loss of sleep is particularly concerning because sleep deprivation is associated with insulin resistance and worse glycemic control, and thereby exacerbates diabetes severity. CTS is caused by focal damage to the median nerve as it passes from the forearm into the hand, through the wrist. When the median nerve is compressed it can lead to symptoms in the hand including pain, numbness, and loss of strength. Autonomic neuropathy is a systemic disease of the autonomic nerves, which regulate the heart, digestion, sexual function, and other essential bodily functions. Damage to these nerves leads to a host of clinical complications that include an increased risk of sudden death, elevated risk of stroke, digestion difficulties and impotence.

Most people with diabetes receive health care attention in primary care settings where physicians have limited access to sophisticated diagnostic tools to detect diabetic neuropathy early and monitor its progress and response to treatment. As a result, these physicians rely primarily on clinical examination of patients which, although it is an important part of the evaluation of a patient with diabetes, has limited sensitivity and specificity and can usually only detect later stage disease where treatment options and efficacy are compromised.

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

Currently, there are limited treatment options for diabetic neuropathies. There are no approved disease-modifying treatments for DPN, although a few pharmacological candidates are in clinical trials. One such drug is Ranirestat, an aldose reductase inhibitor being developed in the United States by Eisai Co., Ltd., which has recently completed a large scale Phase III clinical trial. If trial results are successful, Eisai could submit to the FDA a new drug application as early as 2014. If Ranirestat becomes commercially available, it may expand the demand for early detection and monitoring of DPN. In the absence of targeted therapies, several large studies have shown that reducing hyperglycemia lowers the risk of developing DPN and decreases its severity. There is also observational data that suggests that a reduction in triglyceride levels slows the progression of DPN. Several drugs, such as duloxetine and pregabalin, have been approved to provide pain relief in patients with PDN. Unfortunately, these drugs, which are also anti-depressants or anti-seizure medications, have systemic effects and are therefore often associated with side effects. In the case of PDN and/or DPN, it is essential to intervene before extensive nerve degeneration has occurred.

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

Our key business strategies for 2014 by which we intend to advance our objectives in the diabetic neuropathy market include:

Driving Commercial Adoption of Our Proprietary Products for Diabetic Neuropathy in the United States.  Our two primary products that target the diabetic neuropathy market are the following:

•	SENSUS, our therapeutic device for relief of chronic, intractable pain, was launched in January 2013. SENSUS revenues for the fiscal year ended December 31, 2013 were approximately $200,000. SENSUS is a convenient and wearable non-invasive device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. The device is lightweight and can be worn during the day while remaining active, or at night while sleeping. We believe SENSUS is the only transcutaneous electrical nerve stimulator designed specifically for people with diabetes that suffer from chronic pain. We believe this product is attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with PDN and other forms of neuropathic pain. We believe that PDN impacts 3 to 5 million people in the United States alone. We estimate the wholesale market for SENSUS is characterized by the 50% of patients with either severe pain or sleep interference due to PDN. This represents an annual revenue potential in excess of $300 million. We also believe that there are international market opportunities, particularly in Europe and Japan. In the United States, SENSUS is a prescription product and our initial challenge has been and will continue to be to obtain broad, national exposure and acceptance among physicians as well as a broad distribution channel to fulfill prescriptions. We are working to create demand in several distinct channels: independent regional and national durable medical equipment, or DME, suppliers that employ sales representatives who detail physicians, large direct sale customers such as orthotic and prosthetic clinics and chronic pain treatment centers, and national diabetes mail order DMEs. We believe there may be future opportunities to expand our SENSUS revenue and gross margin potential by developing an over-the-counter version of SENSUS and a direct sales channel.
•	NC-stat DPNCheck, our diagnostic test for DPN was launched in late 2011. NC-stat DPNCheck revenues for the fiscal years ended December 31, 2013 and 2012 were approximately $1.3 million and $1.4 million, respectively. We have tested product acceptance for NC-stat DPNCheck in several domestic market segments and focused on the managed care market as the most attractive revenue opportunity. Within managed care, we target Medicare Advantage providers and those companies that provide diagnostic testing services. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents an attractive clinical case that provides early detection of diabetic neuropathy, allowing for earlier clinical intervention to help mitigate the effects of diabetic neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of diabetic neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We also believe that attractive international market opportunities for this product are developing in Japan, China, the Middle East and Mexico. These are being addressed by local distributors with support from our corporate office. We are currently involved in seven studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. We anticipate that these studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption by customers.

Continuing the Productivity of Our Research and Development Pipeline.  During the past three years we have established a new presence in DPN and PDN through the launch of NC-stat DPNCheck in late 2011 followed by the SENSUS launch in early 2013. We believe that the potential market penetration by SENSUS has been enhanced with the recent addition of unique functionality related to use of the device during nighttime sleep, as half of people with PDN report that the condition interferes with their sleep. Sleep impairment is associated with insulin resistance, worsening of glycemic control, and exacerbation of the severity of diabetes. We are developing a second generation version of SENSUS that will have a lower profile and features to enhance patient use. We believe there is a market opportunity for a non-prescription, over-the-counter version of SENSUS and we have a development program underway.

Commercializing NC-stat DPNCheck in Select International Markets Using a Distribution Network.   We are targeting select international markets where we believe that the combination of a high prevalence of diabetes plus support from the local payer system will support sales of NC-stat DPNCheck and, eventually, SENSUS. This includes countries in Asia, the Middle East, Mexico, and potentially Western Europe where we have both CE marking for NC-stat DPNCheck and established distribution. We have entered into distribution partnerships with Omron Healthcare Company, Ltd. for Japan and China and with master distributors for the Middle East and Mexico. Our resources committed to this effort are modest; however, we believe that this approach could contribute meaningful revenue in 2014 and subsequent years.

Leveraging an Efficient Operating Structure with Future Revenue Growth.  Our operating structure has been developed to focus on the high-value opportunities for SENSUS and NC-stat DPNCheck that can be pursued via independent distributors with support from our corporate office. This provides the benefit of low operating expenses combined with the flexibility to generate increased sales volume without the cost of adding sales representatives and field clinical support. Our operating expenses during 2013 totaled $10.4 million. We believe we can maintain and leverage this operating structure over the next several years as we aim to grow our diabetes business.

Managing Our Legacy Neurodiagnostics Business to Optimize Cash Flow.  Our historical neurodiagnostics business is managed for its cash contribution and not growth. It operates in a challenging reimbursement environment where there are few practical alternatives. The business has limited direct cash operating expenses and generated $3.8 million and $6.1 million in revenue during the years ended December 31, 2013 and 2012, respectively, with gross margins exceeding 50% in both periods. We see the legacy business continuing to decline in the future. See “— Legacy Neurodiagnostics Business.”

Our Business Model

We develop and market neurodiagnostic systems which typically consist of a medical device plus single patient-use biosensors or electrodes. Other accessories are also offered to our customers. Our goal for these systems is to build an installed base of active customer accounts and distributors that regularly reorder consumables to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations and, more recently, to the ADVANCE NCS/EMG System. The planning for our diabetes care pipeline, including SENSUS, NC-stat DPNCheck, and other products in development, is based on the device plus consumables business model.

Marketed Products

SENSUS

The SENSUS pain therapy device is a transcutaneous electrical nerve stimulator, or TENS, designed for relief of chronic, intractable pain, such as PDN. SENSUS is a convenient and wearable non-invasive device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. The device is lightweight and can be worn during the day while remaining active, or at night while sleeping. We believe it is the only transcutaneous electrical nerve stimulator designed specifically for people with diabetes that suffer from chronic pain and that SENSUS will be attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage pain in their patients with PDN and other forms of neuropathic pain. We have used our unique expertise in peripheral nerve stimulation in the development of SENSUS which incorporates several proprietary features for ease of patient use and physician reporting. SENSUS is comprised of: (1) an electronic device with a strap that is worn on the upper calf and (2) an electrode which attaches to the device. We provide prescribing physicians with PC-based software that links to the device via a USB connection, thereby allowing them to download a record of the patient’s use of the device.

A recent evidence-based review by the American Academy of Neurology determined that TENS was a useful modality for managing pain associated with DPN. Our assessment of currently available TENS devices indicated that the devices currently on the market do not meet the needs of patients with PDN because they are not optimized for PDN but are instead targeted at low back pain, sports medicine, and rehabilitation applications. Furthermore, they are difficult to administer and tend to be complicated for clinicians and patients to use.

Our SENSUS device and electrodes have been cleared by the FDA for commercial distribution. When medically indicated and supported by proper documentation, TENS are generally reimbursed by Medicare and many commercial insurance companies under the DME benefit.

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

The following chart summarizes our previously marketed products and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
NC-stat*	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)
~ 1,770,000
ADVANCE	Q2 2008 – present	Nerve Conduction Invasive Needle EMG	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)
NC-stat DPNCheck	Q3 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 200,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain, such as PDN	> 1,000

*	Support was discontinued in the first quarter of 2012.

Customers

Our customers include physicians, clinics, hospitals, managed care organizations, retail health businesses, independent distributors in the United States and abroad, and durable medical equipment (DME) suppliers. Our SENSUS device was launched in January 2013 and is being sold to DME suppliers and chronic pain treatment centers who, in turn, distribute the product along with consumables directly to patients. SENSUS customers purchased approximately 1,300 SENSUS devices during the fiscal year ended December 31, 2013. Our NC-stat DPNCheck device was launched in late 2011 and approximately 1,500 devices had been placed with customers through December 31, 2013. These customers include managed care organizations, retail health businesses, endocrinologists, podiatrists and primary care physicians. As of December 31, 2013, we had an installed base of approximately 830 active customers using our ADVANCE System. These customers include primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation, or PM&R, physicians, and neurosurgeons. At December 31, 2013, one customer accounted for 14.0% of accounts receivable and a second customer accounted for 12.1% of accounts receivable. For the years ended December 31, 2013, 2012, and 2011, no single customer accounted for more than 10% of revenue.

Geographic Information

Substantially all of our assets, revenues, and expenses for the years ended December 31, 2013, 2012, and 2011 were located at or derived from operations in the United States. In addition, we have had limited sales through distributors in Europe, Asia, the Middle East and various regions. For each of the years ended December 31, 2013, 2012, and 2011, international revenues accounted for approximately 16%, 7%, and 6%, respectively, of our total revenues.

Sales, Marketing, and Distribution

We believe SENSUS will be attractive to endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage pain in their patients with diabetes. The prevalence of PDN suggests that there is a significant market for SENSUS in the United States. Our goal is to develop broad national coverage during 2014. We also believe that there are international market opportunities, particularly in Europe and Japan. SENSUS distribution is managed by our corporate office.

In late 2011, we launched NC-stat DPNCheck into the United States market for endocrinology and podiatry, followed by market evaluations and/or sales efforts in primary care, retail health, and managed care.

While we believe that all of these segments hold potential, we have narrowed our focus to managed care, and specifically Medicare Advantage providers and patient screening services, which we believe represent an attractive opportunity. We also believe that there are attractive international market opportunities, particularly in Japan, China, the Middle East and Mexico. We are addressing the domestic opportunity using corporate-level resources and we are working through distributors to address international opportunities.

Our installed base of ADVANCE accounts is supported by our customer service department. We are not actively pursuing new ADVANCE customers. Interest expressed in new ADVANCE systems by potential customers is handled by our customer service department and our marketing department. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Our marketing support for SENSUS, NC-stat DPNCheck and ADVANCE is provided by our Senior Vice President of Commercial Operations and staff in our corporate office.

We invest significant effort and expense in technical, clinical, and business practices training for our commercial operations team, marketing staff and independent sales representatives. We also require attendance at periodic sales and product training programs. Promotion and sales of medical devices are highly regulated not only by the FDA, but also by the U.S. Centers for Medicare and Medicaid Services, or CMS, and the Office of Inspector General, or OIG, and, outside the United States, by other international bodies, and are subject to federal and state fraud and abuse enforcement activities. See “— FDA and other Governmental Regulation” below.

Manufacturing and Supply

We perform final assembly and servicing of our SENSUS and NC-stat DPNCheck devices at our corporate headquarters facility. We rely on an outside contractor for the manufacture and servicing of our ADVANCE device and also for the components that we use in the buildup for SENSUS and NC-stat DPNCheck. We rely on outside contractors for the manufacture of our consumable biosensor/electrodes. With the exception of the biosensors for use with our NC-stat DPNCheck devices, which we acquire from two manufacturers, we do not currently maintain alternative manufacturing sources for our SENSUS, NC-stat DPNCheck or ADVANCE devices, communication hubs, biosensors/electrodes, or any other finished goods products. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, kitting, packaging, and labeling at our corporate headquarters facility. We believe these manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc., or Sunburst, has been manufacturing our NC-stat devices since November 2005. We entered into a supply agreement with Sunburst during 2006 for the manufacturing and supply of our neurodiagnostic devices. Sunburst manufactures the current generation of our ADVANCE device as well as the NC-stat DPNCheck and SENSUS subassemblies at a facility in Massachusetts.

Polymer Flexible Circuits, Inc., or Parlex, has been manufacturing our nerve specific electrodes since early 1999. In 2011 Parlex began manufacturing the NC-stat DPNCheck biosensors. In August 2006, we entered into a manufacturing and supply agreement with Parlex pursuant to which Parlex will manufacture and supply to us, and we will purchase from Parlex, at agreed upon prices per unit, our requirements of nerve conduction testing electrodes for resale in the United States. Under the agreement, Parlex has agreed not to manufacture electrodes to be used to measure nerve conduction for any other company during the term of the agreement and, in some cases, for a period of one year thereafter. This agreement will continue indefinitely until terminated by either party upon not less than 18 months prior written notice to the other party. Parlex manufactures our electrodes at a facility in Massachusetts and also has the ability to perform certain manufacturing steps for our electrodes at a second site located in the United Kingdom.

Katecho, Inc., or Katecho, a full service original equipment manufacturer, or OEM, specializing in medical and cosmetic devices manufactures biosensors for use with our NC-stat DPNCheck devices and electrodes for use with our SENSUS devices under normal commercial terms contained in our purchase orders. Katecho manufactures electrodes at its facility in Iowa.

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

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry. Key members of our R&D management team have worked together for over a decade. This team includes the extensive involvement of our founder and Chief Executive Officer who holds both M.D. and Ph.D. degrees. The R&D group consists of 11 people, including one who holds an M.D. degree and three who hold Ph.D. degrees. The group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems. The R&D group works closely with our marketing group and our customers to design new and modified products that are focused on improving clinical outcomes. Our clinical programs are led by our Chief Executive Officer, Shai N. Gozani, M.D., Ph.D.

Our research and development efforts are primarily focused in the following areas:

•	Enhancements to the SENSUS pain management device. We are developing a second generation version of SENSUS that will have a lower profile and features to enhance patient use. We believe there is a market opportunity for a non-prescription, over-the-counter version of SENSUS and we have a development program underway for this product. R&D initiatives to modify the core SENSUS technology for application in adjacent disease states are in the conceptual stages of development.
•	Oversee our support to clinical studies that employ our NC-stat DPNCheck and SENSUS products. We presently are involved in seven studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. Also, we are planning various SENSUS clinical studies to support our marketing and business plans. These studies will expand the clinical foundation for use of NC-stat DPNCheck and SENSUS which, in turn, should support future adoption of these products.

In addition to these core areas of research and development focus, we are also exploring additional clinical applications within the diagnosis and treatment of diabetic neuropathy for our core technology and expertise.

Research and development expenses were approximately $3.4 million, $3.5 million, and $3.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Clinical Programs

We maintain a clinical program under the direction of our Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. Our clinical programs are comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted together with leading researchers around the world to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as for devices and consumables. External studies may examine the clinical performance and utility of our products or our products may be used as outcomes measures.

We actively seek to publish our clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same.

Following is a list of external studies involving the use of our products which are currently underway.

Institution	Initiated	Study Focus	Product	Duration	Subjects
Ipswich Diabetes Centre, Ipswich Hospital (UK)	Fall 2011	Evaluation of small fiber neuropathy in patients with diabetes	NC-stat DPNCheck	4 years	400
Royal Hallamshire Hospital University of Sheffield (UK)	Mid 2012	Evaluation of DPN based on severity of diabetes	NC-stat DPNCheck	3 years	120
Joslin Diabetes Center	Mid 2012	Effect of weight loss on DPN	NC-stat DPNCheck	3 years	50
Institute for Clinical Diabetology, Heinrich Heine University	Mid 2012	Assessment of DPNCheck in newly diagnosed Type 2 diabetes patients	NC-stat DPNCheck	3 year	200
Department of Diabetes, Poole Hospital (UK)	Fall 2012	Comparison of DPNCheck with Vibratory Perception Testing	NC-stat DPNCheck	1 year	100
Institute for Clinical Diabetology, Heinrich Heine University	Early 2013	Assessment of DPNCheck in an elderly population	NC-stat DPNCheck	2 years	700
First Vitals Health	Early 2013	Effect of aggressive intervention on foot disease for high risk patients	NC-stat DPNCheck	3 years	600

Competition

With respect to SENSUS, there are numerous manufacturers of transcutaneous electrical nerve stimulation devices. We believe that the largest such company is Empi, Inc. which is part of DJO Incorporated. We further believe that most of the current manufacturers are focused on low back pain, sports medicine, and rehabilitation rather than on PDN. As a result, we are not aware of any devices that are uniquely optimized for use in treating PDN. There are a few companies that claim that their devices have specific utility for PDN; however, we do not believe that these claims have been widely validated through adequate clinical studies.

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

There are several companies that sell neurodiagnostic devices that compete with our ADVANCE System. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated. Natus Medical Incorporated has substantially greater financial resources than we do. Natus Medical Incorporated and Cadwell Laboratories, Inc. have established reputations as having effective worldwide distribution channels for medical instruments to neurologists and PM&R physicians.

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

Patents

As of December 31, 2013, we had 38 issued U.S. patents, two issued foreign patents, and 21 pending patent applications, including eight U.S. applications, five international PCT applications, and eight foreign national applications. We have filed a utility patent application for NC-stat DPNCheck and another utility patent application for SENSUS.

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

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and NC-stat DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2014 Physicians Fee Schedule published by CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as are used with the NC-stat DPNCheck device and the ADVANCE System.

We believe that physicians are generally receiving reimbursement under CPT 95905 from Medicare for nerve conduction studies performed for carpal tunnel syndrome using pre-configured electrode arrays that meet the medical necessity requirements in their local Medicare region but that commercial insurers are generally not providing reimbursement. Reimbursement by third-party payers is an important element of success for medical device companies. We do not foresee a significant near-term improvement in reimbursement for procedures performed with ADVANCE and NC-stat DPNCheck.

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

As a transcutaneous electrical nerve stimulator, the SENSUS pain therapy device is a Class II medical device which received 510(k) clearance from the FDA in August 2012. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic intractable pain.

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

Following launch of NC-stat in 1999, we experienced rapid revenue growth, which led to our initial public offering in 2004. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had always required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. The success of point-of-care nerve testing, a market which we created, was met with resistance in some sectors of the medical community, particularly by neurologists and physical medicine and rehabilitation physicians, both of which had traditionally provided nerve testing services. As a consequence of successful lobbying by these specialists, physicians using our technology experienced increased denials of coverage by third party payers resulting in their discontinuing usage and our difficulty in accruing new customer accounts. In late 2009 CMS included in the Physician Fee Schedule a new Category I CPT Code, CPT 95905, for nerve conduction studies performed using preconfigured electrode such as those employed with our products. During 2010 most Medicare fiscal intermediaries assumed coverage for CPT 95905 for at least some clinical indications; however, the health care environment has been such that we have been unable to secure broad coverage among private payers, which is essential to the success of our ADVANCE System product. This experience was reflected in our revenues for the legacy Neurodiagnostics business, which peaked in 2006 at $55.3 million. We reported revenue for our legacy Neurodiagnostics business of $3.8 million, $6.1 million, and $10.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.

As we managed our general purpose neurodiagnostic business to improve reimbursement and minimize customer erosion, we increasingly became aware of the unmet medical need for improved diagnostic tools and therapies in the specific area of diabetic neuropathy, or nerve damage caused by diabetes. Diabetes care is one of the faster growing sectors of health care as discussed above. We believe that our tools and therapies for addressing diabetic neuropathy represent a significant market opportunity. Consequently, in January 2011 we announced a shift to diabetes care as our primary business focus. We also restructured our neurodiagnostics business to consolidate functions and to eliminate our direct sales force. We emphasized our commitment to supporting our neurodiagnostic products and installed base of physician accounts. Our objective for our legacy neurodiagnostics business is to maintain a high standard of product support while managing the business to optimize cash flow.

Employees

As of December 31, 2013, we had a total of 30 full time employees. Of these employees, 11 were in research and development, seven in sales and marketing, five in production/distribution, and seven in general and administrative services. One employee holds both M.D. and Ph.D. degrees, one additional employee holds an M.D. degree, and three additional employees hold Ph.D. degrees.

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

We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2013, 2012, and 2011 were approximately $8.0 million, $10.0 million, and $10.0 million, respectively, reflecting a decline in revenues. At December 31, 2013, we had an accumulated deficit of approximately $146.6 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

We will be required to raise additional funds to finance our operations and remain a going concern; we may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $9.2 million as of December 31, 2013. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements through the first quarter of 2015. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs for the second quarter of 2015 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on the treatment of the neurological complications of diabetes. We cannot assure you that we will be successful in this field or that our current commercial products for diabetes care, NC-stat DPNCheck and SENSUS, or the product candidates in our development pipeline, will be successful.

We are focused on the treatment of the neurological complications of diabetes. Our initial diabetes care product, NC-stat DPNCheck, which was launched in late 2011, is a fast, accurate, and quantitative nerve conduction test for systemic neuropathies, such as DPN. In January 2013, we launched SENSUS, our pain management therapeutic device for relief of chronic, intractable pain including pain associated with diabetic neuropathy. We also have other product candidates addressing diabetes care in our development pipeline. Our future prospects are closely tied to our success with our NC-stat DPNCheck and SENSUS devices which, in turn, depends upon market acceptance and growth in future revenues. We cannot assure you that our diabetes care strategy, including the sales and marketing of our current products and the commercialization of other product candidates in our development pipeline, will be successful. If our diabetes care strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to secure broad, national distribution for SENSUS among DME suppliers;
•	inability to increase adoption of NC-stat DPNCheck within the Medicare Advantage market;
•	decreased rates of patient visits to physicians;
•	unfavorable changes to current Medicare and commercial payer payment policies;
•	implementation of the Patient Protection and Affordable Care Act and consequent changes to payor policies;
•	unfavorable experiences by patients and physicians using SENSUS and our other commercially available products; and
•	physicians’ reluctance to alter their existing practices and adopt the use of our devices.

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

We launched the ADVANCE System, our sophisticated nerve conduction testing system, in June 2008. For the years ended December 31, 2013 and 2012, 72% and 81%, respectively, of our total revenue was attributed to the ADVANCE System. We continue to derive a substantial portion of our revenues from sales of the products that comprise this system, particularly from electrodes. We expect that sales of ADVANCE System products will constitute about half of our sales during 2014. Accordingly, our ability to generate revenues in the short-term is dependent on our ability to market and sell the products that comprise the ADVANCE System, particularly electrodes. Our sales of these products may be negatively impacted by many factors, including:

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

Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using our products. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not cover the procedures performed with our products or pay physicians an adequate amount for performing those procedures, if at all. Additionally, some private payers do not follow the Medicare guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers. Importantly, we cannot predict the effects that implementation of the Patient Protection and Affordable Care Act will have on CMS, commercial insurers, health care providers, and ultimately on our business.

Healthcare reform legislation could adversely affect our future revenues.

Our future revenues will be impacted by the CMS Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bidding Program. Under this program, Medicare will no longer reimburse suppliers for certain products and services, including transcutaneous electrical nerve stimulation (TENS), based on the Medicare fee schedule amount. Instead CMS will provide reimbursement for those products and services based on a competitive bidding process. Our SENSUS pain management system is presently classified within TENS. The DMEPOS Competitive Bidding Program will likely require us to sell SENSUS devices and related consumables subject to Medicare reimbursement at significantly lower prices which would have a material adverse effect on SENSUS profitability. In those regions of the country where DMEPOS Competitive Bidding was recently implemented in January 2014, low Medicare pricing is restricting our ability to sell SENSUS. As the DMEPOS program is expanded to other regions, a similar effect will likely be seen. The unique product features of SENSUS may provide an opportunity, which we intend to pursue, to segregate SENSUS from the generic TENS category. If successful, this could lessen the negative impact of DMEPOS competitive bidding on SENSUS Medicare reimbursement.

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

We rely on third-party manufacturers to manufacture components of our NC-stat DPNCheck and SENSUS systems, and to fully manufacture the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Parlex Polymer Flexible Circuits, Inc. for the manufacture of the biosensors for nerve conduction testing for our domestic market. Katecho, Inc. manufactures biosensors for use with our NC-stat DPNCheck devices and manufactures electrodes for SENSUS, and Sunburst EMS, Inc. manufactures electronic boards and other components of our NC-stat DPNCheck and SENSUS products, which we assemble at our corporate headquarters facility to produce completed devices. Sunburst EMS, Inc. also manufactures our ADVANCE System monitors, docking stations, and communication hubs.

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

In January 2011, we shifted our strategy to focus on diabetes care, specifically unmet medical needs related to DPN which is the most common complication of diabetes. Since then, we have advanced SENSUS and NC-stat DPNCheck through our product development pipeline to the market and we plan to introduce improvements to SENSUS in future periods. We expect that advancing our pipeline products will require significant time and resources. We may not be successful in our commercialization efforts for any of the product candidates currently in our pipeline and we may not be successful in developing, acquiring, or in-licensing additional product candidates, to the extent we decide to do so. If we are not successful advancing new products through our development pipeline, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected.

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

A federal law commonly known as the federal anti-kickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. These laws constrain a medical device company’s sales, marketing and other promotional activities by limiting the kinds of business relationships and financial arrangements, including sales programs we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed. From time to time, we may provide coding and billing information as product support to purchasers of our products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be quite substantial including exclusion from participation in federal health care programs. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as “gift ban” or “aggregate spend” laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, has been introduced in Congress each year for the past several years but has not yet been enacted. In the event that we are found to have violated these laws or determine to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities, damage our reputation and harm our business.

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

We are a small company with 30 employees as of December 31, 2013, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges our business has recently faced. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

Our future business and financial success will depend, in part, on our ability to effectively market our new products, such as SENSUS and NC-stat DPNCheck, and enhance these products in response to customer demand. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance our current products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

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

Foreign markets represented approximately 16% of our revenues in 2013, compared to 7% of our revenues in 2012. We are working to expand market penetration, particularly in Europe and Asia. Any such expansion will subject us to the possibility of new business risks, including:

•	failure to fulfill foreign regulatory requirements, if applicable, to market our products;
•	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;
•	adapting to the differing business practices and laws in foreign countries;
•	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;

•	limited protection for intellectual property rights in some countries;
•	difficulty in collecting accounts receivable and longer collection periods;
•	costs of enforcing contractual obligations in foreign jurisdictions;
•	recessions in economies outside of the United States;
•	political instability and unexpected changes in diplomatic and trade relationships;
•	currency exchange rate fluctuations; and
•	potentially adverse tax consequences.

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

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all.

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

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. We sold shares of our stock and warrants in February 2012 and June 2013 and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

The trading price of our common stock has been highly volatile. For the five year period ended February 3, 2014, our stock price has fluctuated from a low of $1.47 to a high of $129.60. The market price for our common stock will be affected by a number of factors, including:

•	the denial or delay of regulatory clearances or approvals for our products under development or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development and commercialization milestones and to do so in accordance with our timing estimates;
•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
•	changes in government regulations and standards affecting the medical device industry and our products;
•	ability of our products to achieve market success;
•	the performance of third-party contract manufacturers and component suppliers;
•	actual or anticipated variations in our results of operations or those of our competitors;
•	announcements of new products, technological innovations or product advancements by us or our competitors;
•	developments with respect to patents and other intellectual property rights;
•	sales of common stock or other securities by us or our stockholders in the future;
•	additions or departures of key scientific or management personnel;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	trading volume of our common stock;
•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
•	decreases in market valuations of medical device companies; and
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

There have been instances in the past when we failed to satisfy certain continued listing requirements on NASDAQ and we could fail to satisfy those requirements again in the future which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Currently, our common stock trades on the NASDAQ Capital Market. During 2012 and 2010 we received notifications from NASDAQ informing us of certain listing deficiencies related to the minimum bid price listing requirements. Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any NASDAQ listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on the NASDAQ Capital Market, our common stock has experienced low trading volume. The 50 day average trading volume through February 3, 2014 as reported by NASDAQ was approximately 536,000 shares. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters is located in an approximately 30,000 square foot facility in Waltham, Massachusetts, which we occupy under an office lease expiring in March 2015. We believe that our existing facilities are adequate for our current needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “NURO”. The price range per share reflected in the table below is the high and low sales prices of our common stock as reported by NASDAQ (rounded to the nearest penny) for the periods presented and has been adjusted to reflect a 1-for-6 reverse stock split of our common stock completed on February 15, 2013.

	Years ended December 31,
	2013		2012
	High	Low	High	Low
First quarter	$3.24	$1.98	$9.48	$3.96
Second quarter	3.14	1.84	4.98	3.66
Third quarter	2.18	1.50	5.10	3.12
Fourth quarter	4.25	1.47	3.66	2.40

Stockholders

On February 3, 2014, there were approximately 109 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 3, 2014, the last reported sale price per share of our common stock on the NASDAQ Capital Market was $2.53.

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

Issuer Purchases of Equity Securities

We reacquired 80 shares of our common stock, at an average price of $3.01 per share, during the quarter ended December 31, 2013, in connection with the vesting of certain restricted shares issued pursuant to our Fifth Amended and Restated 2004 Stock Option and Incentive Plan. We reacquired these shares as part of the settlement of minimum tax withholding obligations by participants under our Fifth Amended and Restated 2004 Stock Option and Incentive Plan. The following table sets forth these reacquisitions that we made during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	—	—	N/A	N/A
November 1, 2013 – November 30, 2013	—	—	N/A	N/A
December 1, 2013 – December 31, 2013	80	$3.01	N/A	N/A
Total	80	$3.01	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements and related notes for the years ended 2013, 2012, and 2011 appearing elsewhere in this Annual Report on Form 10-K:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$5,279	$7,575	$10,397	$13,900	$26,137
Cost of revenues	2,194	3,589	4,722	7,050	7,536
Gross profit	3,085	3,986	5,675	6,850	18,601
Operating expenses:
Research and development	3,438	3,546	3,877	5,856	5,611
Sales and marketing	2,780	5,727	6,689	11,072	10,841
General and administrative	4,225	4,735	5,112	7,232	9,119
Total operating expenses	10,443	14,008	15,678	24,160	25,571
Loss from operations	(7,358)	(10,022)	(10,003)	(17,310)	(6,970)
Interest and other income	5	14	22	298	227
Warrants offering costs	(376)	—	—	—	—
Changes in fair value of warrant liability	(290)	—	—	—	(5,175)
Loss before taxes	(8,019)	(10,008)	(9,981)	(17,012)	(11,918)
Income tax benefit	—	—	—	121	—
Net loss	$(8,019)	$(10,008)	$(9,981)	$(16,891)	$(11,918)
Net loss per common share, basic and diluted	$(3.07)	$(5.22)	$(15.53)	$(26.41)	$(25.56)

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$9,196	$8,699	$10,290	$16,987	$30,432
Working capital	8,919	8,567	10,482	19,020	34,374
Total assets	10,797	10,877	14,221	23,066	40,567
Total liabilities	3,602	2,077	3,132	2,867	4,857
Total stockholders’ equity	7,195	8,800	11,089	20,199	35,710

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

Overview

We are a medical device company focused on the treatment of neurological complications of diabetes. People with diabetes do not effectively regulate their blood glucose, or sugar, levels leading to chronically high levels of glucose in the blood, called hyperglycemia, and occasionally bouts of low glucose in the blood, called hypoglycemia. The primary reason that glucose levels are not effectively regulated in people with diabetes is that those with the disease do not produce insulin (Type I diabetes) or are resistant to the normal physiological action of insulin (Type II diabetes). Many Type II diabetics eventually require insulin because production of the hormone by their pancreas decreases with time. Type I diabetes usually affects children and teenagers whereas Type II diabetes has typically been a disease of adults over the age of 50. However, over the past decade, Type II diabetes is occurring in younger adults, which can probably be attributed to higher levels of obesity in this age group.

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

Since we shifted our strategic focus to the diabetic neuropathy market in 2011, we have launched two products with the potential to change medical practice for the treatment of diabetes. SENSUS, our therapeutic device for relief of chronic, intractable pain, was launched in January 2013. SENSUS is a convenient and wearable non-invasive device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. The device is lightweight and can be worn during the day while remaining active, or at night while sleeping. We believe it is the only transcutaneous electrical nerve stimulator designed specifically for people with diabetes that suffer from chronic pain. We believe this product will be attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN and other forms of neuropathic pain. We believe that PDN impacts 3 to 5 million people in the United States alone. In the United States, SENSUS is a prescription product and our early challenge has been and will continue to be to obtain broad, national exposure and acceptance among physicians as well as a broad distribution channel to fulfill prescriptions. We are working to create demand in several distinct channels: independent regional and national durable medical equipment, or DME, suppliers that employ sales representatives who detail physicians, large direct sale customers such as orthotic and prosthetic clinics and chronic pain treatment centers, and national diabetes mail order DMEs. We believe there may be future opportunities to expand our SENSUS revenue and gross margin by developing an over-the-counter version of SENSUS and a direct sales channel.

NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN, has been on the market since launch in late 2011. Revenues were approximately $1.4 million in 2012 and were $1.3 million for the year ended December 31, 2013. Our sales efforts in the U.S. market are focused on Medicare Advantage providers. Medicare Advantage providers assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents an attractive clinical case that provides early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Attractive international market opportunities are developing in Japan, China, the Middle East and Mexico. These are led by our distributors with support from our corporate office.

We are currently involved in seven studies that use NC-stat DPNCheck in the evaluation of neuropathy in persons with diabetes under various study conditions. We anticipate that these studies will expand the clinical foundation for use of NC-stat DPNCheck which, in turn, should support future adoption by customers. We are also developing plans for clinical studies employing SENSUS.

We continue to manage our historical neurodiagnostics business which is centered on the ADVANCE System. This business generated $6.1 million in revenue during 2012 and $3.8 million in 2013. There are few direct cash operating expenses for this business which has been in decline for several years due to reimbursement challenges. We believe that revenue will continue to decline in this legacy business as we operate it for cash flow.

Results of Operations

Comparison of Years Ended December 31, 2013 and December 31, 2012

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Revenues	$5,278.8	$7,575.3	$(2,296.5)	(30.3)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the year ended December 31, 2013, we shipped approximately 1,300 SENSUS devices and recorded revenue of approximately $200,000. As we worked to develop distribution in several sales channels, including DME suppliers addressing pain physicians, primary care physicians and endocrinologists, large clinic organizations and direct mail diabetes suppliers. We recorded NC-stat DPNCheck revenue of $1.3 million compared to $1.4 million in the prior year when we had a direct sales force focused on the podiatry market. That sales force was disbanded at the end of 2012. Our market focus for NC-stat DPNCheck during 2013 was on the Medicare Advantage sector and on selected international opportunities in Asia, the Middle East and Mexico where we continue to believe that attractive near-term opportunities for NC-stat DPNCheck exist. ADVANCE revenues totaled $3.8 million in 2013 in comparison with $6.1 million in 2012. The decline in ADVANCE revenue continues the historical trend for this product line which has few direct operating expenses and is managed for cash flow.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Cost of revenues	$2,194.3	$3,588.8	$(1,394.5)	(38.9)%
Gross profit	$3,084.5	$3,986.5	$(902.0)	(22.6)

Corresponding to our decrease in revenues, our cost of revenues decreased to $2.2 million for the year ended December 31, 2013, compared to $3.6 million for the year ended December 31, 2012. Our gross margin improved to 58.4% in 2013 from 52.6% in 2012 primarily attributable to the NC-stat DPNCheck product line which carries higher margins than ADVANCE and which contributed 23% of revenue in 2013 versus 19% of revenue in 2012. In addition, 2013 NC-stat DPNCheck revenue was more heavily weighted to sales of high margin consumable biosensors than the lower margin devices sales during 2012 when we were establishing an installed base of customers. SENSUS had a minor effect on 2013 margins given its small, launch year revenue contribution. Inventory charges primarily related to excess ADVANCE inventory were approximately $152,000 in 2013 versus approximately $235,000 in 2012. This year-to-year decline contributed to the margin improvement.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Years Ended December 31,
	2013	2012	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,438.2	$3,545.8	$(107.6)	(3.0)%
Sales and marketing	2,779.7	5,727.5	(2,947.8)	(51.5)
General and administrative	4,225.5	4,735.2	(509.7)	(10.8)
Total operating expenses	$10,443.4	$14,008.5	$(3,565.1)	(25.5)

Research and Development

Research and development expenses for the years ended December 31, 2013 and 2012 were approximately about $3.4 million and $3.5 million, respectively. The comparative results largely reflect a $112,000 decrease in personnel costs, resulting from lower headcount and incentive compensation expense, partially offset by a $30,000 increase in the costs of clinical studies related to NC-stat DPNCheck. Personnel costs for 2013 include $137,000 for severance incurred in the second quarter of 2013. R&D spending should increase modestly during 2014 as SENSUS products move forward in the development pipeline and SENSUS clinical studies now in the planning phase are initiated during the second or third quarter of the year.

Sales and Marketing

Sales and marketing expenses decreased to $2.8 million for the year ended December 31, 2013 from $5.7 million for the year ended December 31, 2012. During 2012, we reduced our dependence on field clinical educators to support our neurodiagnostic business and we shifted our NC-stat DPNCheck emphasis toward managed care, allowing us to eliminate our direct sales representatives. In addition, in 2013 we further reduced our sales staff, largely in support of NC-stat DPNCheck, resulting in severance cost of $382,900. As a result, total sales and marketing personnel costs in 2013 were $1.9 million lower than in the prior year. Personnel related travel costs decreased by $509,000, trade show costs decreased by $108,000, advertising and promotion costs decreased by $91,000, recruiting and retention costs decreased by $20,000, dues decreased by $50,000, and depreciation decreased by $44,000. Sales and marketing expenses for 2012 included $58,000 for the write-off of loaner and demo systems. Sales and marketing expense in 2014 has been planned with a baseline that is modestly below 2013; however, we intend to maintain spending flexibility related to product initiatives, particularly regarding SENSUS. Opportunities related to SENSUS channel development in the retail sector in the second half of 2014 may require us to increase spending beyond that baseline in order to build product awareness.

General and Administrative

General and administrative expenses decreased to $4.2 million for the year ended December 31, 2013 compared to $4.7 million for the same period in 2012. This decrease included $317,000 for consultants and temporary staff, $166,000 for personnel costs, $83,000 for taxes and fees, $81,000 for travel costs, $55,000 for insurance and outside administration, and $43,000 for stock-based compensation. These spending reductions were partially offset by an unfavorable year over year increase of $255,000 in bad debt expense. During 2013 we recorded $111,000 in bad debt expenses compared to the recognition of a net credit to bad debt expense of $144,000 in 2012 due to favorable collection experience on old accounts. Looking forward to 2014, we expect that general and administrative expense will be in the range of 2013.

Interest income, Warrant offering costs, and Change in fair value of warrant liability

Interest income was approximately $5,700 and $14,500 for the years ended December 31, 2013 and 2012, respectively. Interest income was earned from investments in cash equivalents. In connection with an equity offering during 2013, we recognized costs related the issuance of common stock warrants of $376,000.

Outstanding warrants from that offering were valued at fair value at quarterly reporting periods and on warrant transaction dates. The total fair value adjustments to outstanding warrants during 2013 were $290,000.

Comparison of Years Ended December 31, 2012 and December 31, 2011

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2012	2011	Change	% Change
	(in thousands)
Revenues	$7,575.3	$10,396.8	$(2,821.5)	(27.1)%

Revenues include sales from our initial diabetes product, NC-stat DPNCheck, which was commercially launched late in 2011, and our legacy neurodiagnostics business. During the year ended December 31, 2012 we shipped 836 NC-stat DPNCheck devices plus consumable biosensors and recorded revenue from these products of $1.4 million. This compares with NC-stat DPNCheck revenue of $84,800 for the year ended December 31, 2011. Revenues from medical device and consumables sales of our legacy neurodiagnostic products totaled $6.1 million in 2012, compared to $10.3 million in 2011. The $4.2 million reduction in neurodiagnostics revenue reflects the continuing decline of this business which we manage for cash flow and not growth. In addition, neurodiagnostic revenue in 2012 was adversely affected by our discontinuance of service to older NC-stat products linked to our onCall system. While many NC-stat accounts transitioned to the ADVANCE platform, we did experience a drop in testing accounts shortly after we shut down the onCall system.

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

General and Administrative

General and administrative expenses decreased to $4.7 million for the year ended December 31, 2012 from $5.1 million for the year ended December 31, 2011. Personnel costs were reduced in 2012 with $348,100 attributable to stock compensation and $142,900 attributable to incentive compensation. Insurance costs were reduced by $90,300 due to a lower coverage amount and reduced insurance rates. Bad debt expense and customer credit processing fees were reduced by $98,300. We expanded investor outreach and publicity during 2012, which increased costs by $196,000.

Interest and other income

Interest income was $14,500 and $21,900 for the years ended December 31, 2012 and 2011, respectively. Interest income was earned from investments in cash equivalents.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2013, cash and cash equivalents totaled $9.2 million. On June 4, 2013, we entered into a Purchase Agreement providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share, which we collectively refer to as the 2013 Offering. The 2013 Offering resulted in approximately $4.5 million in net proceeds, after deducting placement agent fees and other expenses. During the second half of 2013, all of the Series A-1 Preferred Stock and Series A-2 Preferred Stock issued in the 2013 offering was converted at the election of the holder into a total of 2,117,787 shares of common stock. In addition, during the fourth quarter of 2013, we issued 1,308,611 shares of common stock as a result of the exercise of warrants issued in the 2013 Offering resulting in proceeds to us of $2.6 million. See Note 14, Stockholders’ Equity, of our Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K for further information regarding this transaction. Our ability to generate revenue to operate our business will largely depend on the success of our diabetes business initiative and our ability to manage our legacy neurodiagnostics business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and ability to fund operations.

	December 31, 2013	December 31, 2012	Change	Change
	(in thousands)
Cash and cash equivalents	$9,195.8	$8,699.5	$496.3	5.7%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2015. Under terms of the amended and extended Agreement the amount of the Credit Facility will remain at $2.5 million until December 31, 2014. Thereafter, until its expiry on January 15, 2015, the Credit Facility will be reduced to $750,000 if the Company has not yet completed an equity offering as defined in the Agreement. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of December 31, 2013, we were in compliance with these covenants and had not borrowed any funds under the credit facility. Of the credit facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the credit facility as of December 31, 2013 was $2,275,000.

During the year ended December 31, 2013, our cash and cash equivalents increased by $496,300 due mainly to net cash provided by the 2013 Offering of $4.5 million and the $2.6 million received from the exercise of warrants, partially offset by $6.6 million of net cash used in operations.

In managing our working capital, two of the financial measurements we monitor are days sales outstanding and inventory turnover rate, which are presented in the table below for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Days sales outstanding (days)	32	33
Inventory turnover rate (times per year)	3.9	3.2

Payment terms extended to our customers generally require payment within 30 days from invoice date. The inventory turnover rate has improved since December 31, 2012 as a result of reduced inventory balances.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash used in operating activities	$(6,554.9)	$(9,175.6)	$(6,778.4)
Net cash (used in) provided by investing activities	(86.1)	122.0	67.5
Net cash provided by financing activities	7,137.3	7,462.6	14.5

Our operating activities used $6.6 million for the year ended December 31, 2013 primarily attributable to our net loss of $8.0 million. This loss included charges of $376,300 for offering costs allocated to warrants in the 2013 Offering, $289,700 for the change in fair value of the warrant liability, $245,800 for stock-based compensation, $151,600 for inventory charges, and $150,700 for depreciation and amortization.

During the year ended December 31, 2013, our investing activities reflected $86,000 spent for the acquisition of fixed assets.

Financing activities for the year ended December 31, 2013 included $4.5 million from the net proceeds of the 2013 Offering and $2.6 million of proceeds from the exercise of 1,308,611 common stock warrants. At December 31, 2013, there remain 1,057,323 outstanding common stock warrants from the 2013 Offering with an exercise price of $2.00 per share.

We held cash and cash equivalents of $9.2 million as of December 31, 2013. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements through the first quarter of 2015. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2015 and beyond. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the 2013 Offering, we will be limited in the use of this shelf registration statement until June 2014. We have also filed a registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

As of December 31, 2013, we have federal and state net operating loss, or NOL, carryforwards available to offset future taxable income of $97.1 million and $18.6 million, respectively, and federal and state tax credits of $1.1 million and $977,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2014. The federal and state research and development credits both begin to expire in 2018. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2013, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2013 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due in
Contractual Obligations	Total	2014	1 – 3 years	3 – 5 years
Operating lease obligations	$793,755	$635,004	$158,751	$—
Purchase order obligations	147,806	147,806	—	—
Total contractual obligations	$941,561	$782,810	$158,751	$—

As of December 31, 2013, we have no contractual obligations that extend beyond two years.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-24 of this Annual Report on Form 10-K with the exception of the unaudited summarized quarterly financial data which is presented below. Net loss per common share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per common share amounts will not necessarily equal the total for the full fiscal year. Per common share data and share amounts reflect a 1-for-6 reverse split of our common stock completed on February 15, 2013.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$1,401,454	$1,160,472	$1,314,728	$1,402,152	$5,278,806
Cost of revenues	569,784	501,161	578,484	544,830	2,194,259
Gross profit	831,670	659,311	736,244	857,322	3,084,547
Net loss	(2,253,415)	(1,345,830)	(716,264)	(3,703,628)	(8,019,137)
Net loss per common share, basic and diluted	$(1.06)	$(0.92)	$(0.26)	$(0.87)	$(3.07)

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,081,542	$2,205,831	$1,764,764	$1,523,152	$7,575,289
Cost of revenues	1,134,944	983,350	793,990	676,522	3,588,806
Gross profit	946,598	1,222,481	970,774	846,630	3,986,483
Net loss	(2,752,335)	(2,772,128)	(2,610,254)	(1,872,836)	(10,007,553)
Net loss per common share, basic and diluted	$(1.99)	$(1.32)	$(1.24)	$(0.89)	$(5.22)

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (1992) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of December 31, 2013:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	49	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	62	Senior Vice President, Chief Financial Officer and Treasurer
Guy Daniello	69	Senior Vice President of Information Technology
Michael Williams, Ph.D.	57	Senior Vice President Engineering, Chief Technology Officer
David E. Goodman, M.D.(1)(2)	57	Director
Allen J. Hinkle, M.D.(2)(3)	63	Director
Nancy E. Katz(1)	54	Director
Timothy R. Surgenor(1)(3)	54	Director
David Van Avermaete	62	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

David E. Goodman, M.D., M.S.E. has served as a member of our Board of Directors since June 2004. Since 2013, Dr. Goodman has served as CEO of FeetFirst, a technology-focused healthcare services company he co-founded with operations in California and Hawaii that is committed to preventing the devastating and expensive microvascular complications of diabetes. Since 2012, Dr. Goodman has served as CMO of FirstVitals, a healthcare services company focused on wellness and prevention. Since 2011, Dr. Goodman has also served as an independent consultant. During 2010, Dr. Goodman has served as President and Chief Executive Officer of SEDline, Inc., a research-focused company with the mission to expand the scope and applications for neuromonitoring. From 2008 to 2009, Dr. Goodman served as Executive Vice President of Business Development for Masimo Corporation, a manufacturer of non-invasive patient monitors. From 2006 to 2008, Dr. Goodman served as an independent consultant providing product design, regulatory and analytical consulting services to medical device and biopharmaceutical companies and also served in this capacity from 2003 to 2004 and from 2001 to 2002. From 2005 to 2006, Dr. Goodman served as President and Chief Executive Officer of BaroSense, Inc., a medical device company focused on developing minimally invasive devices for the long-term treatment of obesity. From 2004 to 2005, Dr. Goodman served as President and Chief Executive Officer of Interventional Therapeutic Solutions, Inc., an implantable drug delivery systems company. From 2002 to 2003, Dr. Goodman served as Chairman, President and Chief Executive Officer of Pherin Pharmaceuticals, a pharmaceutical discovery and development company. From 1994 to 2001, Dr. Goodman held various positions, including Chief Executive Officer, Chief Medical Officer and director, for LifeMasters Supported SelfCare, Inc., a disease management services company that Dr. Goodman founded. Dr. Goodman also served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools from 2011 until its acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Goodman holds 18 patents and is a practicing physician with licenses in California and Hawaii. The Board has concluded that Dr. Goodman should serve as a director because Dr. Goodman’s medical and engineering background and his many years of executive experience in the medical device industry provide important experience and expertise to the Board.

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

David Van Avermaete has served as a member of our Board of Directors since September 2013. From April 2004 to February 2013, Mr. Van Avermaete served as Chief Executive Officer of VeraLight, Inc., a medical device company he founded, that focuses on non-invasive screening for type 2 diabetes. From 2000 to 2004, Mr. Van Avermaete served as Senior Vice President Non-Invasive Technology of InLight Solutions, a Johnson & Johnson company focused on transformational technology in the diabetes field. From 1998 to 2000, Mr. Van Avermaete served as U.S. President of the LifeScan division of Johnson & Johnson and, from 1990 to 1998, in various senior level positions at LifeScan concentrating in sales and marketing. Previously, Mr. Van Avermaete served as Vice President Sales and Marketing at Biotope, Director of Marketing at Roche Diagnostics, and Director of Marketing and Sales at Syntex Medical Diagnostics. Mr. Van Avermaete received a Master of Business Administration and a Master of Science Degree in Microbiology from the University of Arizona and a Bachelor of Science Degree in medical technology and chemistry from Ball State University. The Board has concluded that Mr. Van Avermaete should serve as a director because his executive level experience in the medical device and diabetes field, as well as in entrepreneurial ventures, provides the Board with a valuable perspective in commercializing diabetes products.

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class I, Class II and Class III directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2014, 2015, and 2016, respectively. Currently:

•	our Class I directors are Allen J. Hinkle, M.D. and Timothy R. Surgenor;
•	our Class II directors are Shai N. Gozani, M.D., Ph.D. and David Van Avermaete; and
•	our Class III directors are David E. Goodman, M.D. and Nancy E. Katz.

Our Board of Directors has determined that Dr. Goodman, Dr. Hinkle, Mr. Surgenor, Ms. Katz, and Mr. Van Avermaete are independent directors for purposes of the corporate governance rules contained in the NASDAQ Marketplace Rules, or the NASDAQ rules.

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held five meetings during 2013.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2013 annual meeting of stockholders by which stockholders may nominate directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and holders of more than 10% of our common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Such Reporting Persons are required by regulations of the SEC to furnish us with copies of all such filings. Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

ITEM 11. Executive Compensation

The information required by this Item will be contained in our definitive proxy statement for our 2014 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers” and “Director Compensation Table — 2013” and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of February 3, 2014, except as noted below, of our common stock by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than five percent of our common stock.

The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 3, 2014, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after February 3, 2014. Each stockholder’s percentage ownership is based on 5,945,581 shares of our common stock outstanding as of February 3, 2014 plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after February 3, 2014.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

	Amount and Nature of Beneficial Ownership			Percent of Class of Total
Name and Address(1) of Beneficial Owner	Common Stock	Options(2)	Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	72,641	13,044	85,685	1.4%
Thomas T. Higgins	24,319	1,759	26,078	*
Michael Williams, Ph.D.	17,194	6,284	23,478	*
Guy Daniello	15,552	5,937	21,489	*
Allen Hinkle, M.D.	834	1,937	2,771	*
David E. Goodman, M.D.	834	1,798	2,632	*
Timothy R. Surgenor	834	937	1,771	*
Nancy E. Katz	834	780	1,614	*
David Van Avermaete	—	—	—	*
Krishnamurthy Balachandran	—	—	—	*
All Current Directors and Executive Officers as a group (9 persons)	133,042	32,476	165,518	2.8%

	Amount and Nature of Beneficial Ownership			Percent of Class of Total
Name and Address(1) of Beneficial Owner	Common Stock	Warrants(2)	Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Sabby Management, LLC(3)	574,016	—	574,016	9.7%
BlackRock, Inc.	327,477	—	327,477	5.5%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 62 Fourth Avenue, Waltham, Massachusetts 02451.
(2)	Includes all options that are exercisable on or within 60 days from February 3, 2014 by the beneficial owner, except as otherwise noted.
(3)	Reflects 298,316 and 275,700 shares of common stock owned by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., respectively. The amount does not include 823,320 and 234,003 shares of common stock issuable upon exercise of warrants issued to Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., respectively, all of which are subject to a 9.99% beneficial ownership limitation and related warrant exercise restriction. Sabby Management, LLC and Hal Mintz do not directly own shares of common stock, but are deemed to have beneficial ownership over these shares of common stock because Sabby Management, LLC is the investment manager for both Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. and Hal Mintz is the manager of Sabby Management, LLC. The address for the reporting persons is 10 Mountainside Road, Suite 205, Upper Saddle River, New Jersey 07458.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2013 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2013

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	310,146	$13.20	119,778 (2)
Equity compensation plans not approved by security holders(3)	—	N/A	400,000
Totals	310,146	$13.20	519,778

(1)	Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Fourth Amended and Restated 2004 Stock Option and Incentive Plan, and 2010 Employee Stock Purchase Plan.
(2)	As of December 31, 2013, there were 97,440 shares available for future grant under the Fifth Amended and Restated 2004 Stock Option and Incentive Plan and 22,338 shares available under the 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.
(3)	Includes information related to our 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

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

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2013 and 2012 are as follows:

Audit Fees

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2013 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled $456,000, of which $350,000 was billed in 2013 and $106,000 was billed in 2014.

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2012 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q totaled $469,000, of which $340,000 was billed in 2012 and $129,000 was billed in 2013.

Audit-Related Fees

There were no audit-related fees for PricewaterhouseCoopers LLP in 2013 and 2012.

All Other Fees

Fees for PricewaterhouseCoopers LLP for services other than audit-related services were $16,800 for 2013 and 2012, and included annual fees of $15,000 in both years in connection with our Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System and $1,800 in both years for a software subscription used to review accounting literature.

Tax Fees

There were no tax fees for PricewaterhouseCoopers LLP in 2013 and 2012.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by PricewaterhouseCoopers LLP during the 2013 and 2012 fiscal years.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004(6)
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007(4)
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011(17)
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013(18)
3.1.5	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013(25)
3.1.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013(25)
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.(6)
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.(3)
4.1	Specimen Certificate for Shares of Common Stock(1)
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent(4)
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent(11)
4.2.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent(25)
4.3	Form of Unit Warrant to purchase Common Stock(21)
4.4	Form of Placement Agent Warrant(21)
4.5	Form of Common Stock Purchase Warrant(26)
10.1.1	Lease Agreement, dated October 18, 2000, between Fourth Avenue LLC and NeuroMetrix, Inc.(1)
10.1.2	Amendment Number One to Lease, dated February 22, 2008, between Fourth Avenue LLC and NeuroMetrix, Inc.(14)
10.1.3	Amendment Number Two to Lease, dated June 6, 2012, between Fourth Avenue LLC and NeuroMetrix, Inc.(24)
10.1.4	Amendment Number Three to Lease, dated June 20, 2013, between Fourth Avenue LLC and NeuroMetrix, Inc.(27)

Exhibit Number	Description
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010(15)
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011(19)
10.3+	Amended and Restated 1996 Stock Option/Restricted Stock Plan(1)
10.4.1+	Amended and Restated 1998 Equity Incentive Plan(1)
10.4.3+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan(1)
10.5+	Second Amended and Restated 2004 Stock Option and Incentive Plan(8)
10.6.1+	Third Amended and Restated 2004 Stock Option and Incentive Plan(10)
10.6.2+	Form of Restricted Stock Agreement pursuant to the Third Amended and Restated 2004 Stock Option and Incentive Plan(15)
10.7+	2010 Employee Stock Purchase Plan(16)
10.8+	2009 Non-Qualified Inducement Stock Plan(20)
10.9+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors(1)
10.10.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.(1)
10.10.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.(9)
10.10.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.(1)
10.10.4+	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.(1)
10.11.1+	Letter Agreement, dated February 5, 2008 between NeuroMetrix, Inc. and Michael Williams, Ph.D.(13)
10.11.2+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Michael Williams, Ph.D.(9)
10.12.1+	Letter Agreement, dated February 5, 2008, between NeuroMetrix, Inc. and Guy Daniello(13)
10.12.2+	First Amendment to Letter Agreement, dated December 31, 2008, between NeuroMetrix, Inc. and Guy Daniello(9)
10.13.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins(12)
10.13.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins(12)
10.14.1+	Letter Agreement, dated January 20, 2010, between NeuroMetrix, Inc. and Krishnamurthy Balachandran(15)
10.14.2+	Indemnification Agreement, dated April 19, 2010, by and between NeuroMetrix, Inc. and Krishnamurthy Balachandran(15)
10.15	Form of Securities Purchase Agreement, dated September 8, 2009 between the Company and each investor(11)
10.16†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.(2)
10.17	Deferred Prosecution Agreement dated February 5, 2009 by and between NeuroMetrix, Inc and the United States Attorney’s Office for the District of Massachusetts(5)

Exhibit Number	Description
10.18	Settlement Agreement and Release dated February 9, 2009 by and among NeuroMetrix, Inc. and the United States of America acting through the United States Attorney’s Office for the District of Massachusetts and the Office of Inspector General of the United States Department of Health and Human Services(5)
10.19.1	Engagement Letter by and between NeuroMetrix, Inc. and Dawson James Securities, Inc., dated December 30, 2011(21)
10.19.2	First Amendment to Engagement Letter by and between NeuroMetrix, Inc. and Dawson James Securities, Inc., dated January 30, 2012(21)
10.20	Engagement Letter by and between NeuroMetrix, Inc. and Dawson James Securities, Inc., dated June 4, 2013(25)
10.21+	Fourth Amended and Restated 2004 Stock Option and Incentive Plan(22)
10.22+	Amended and Restated 2010 Employee Stock Purchase Plan(23)
10.23+	Management Retention and Incentive Plan, dated August 2, 2012(24)
10.24	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 4, 2013(25)
10.25	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 4, 2013(25)
10.26+	Separation Agreement and Release of Claims by and between NeuroMetrix, Inc. and Krishnamurthy Balachandran, dated June 27, 2013(27)
10.27+	Fifth Amended and Restated 2004 Stock Option and Incentive Plan(7)
*23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language);
(i) Balance Sheets as of December 31, 2013 and 2012, (ii) Statements of Operations for the years ended December 31, 2013, 2012, and 2012, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011, (iv) Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011, and (v) Notes to Financial Statements.

*	Filed herewith.
+	Indicates management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
(1)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-1 filed on May 13, 2004, as amended (Registration No. 333-115440).
(2)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on August 2, 2006 (File No. 000-50856).
(3)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on September 17, 2007 (File No. 001-33351).
(4)	Incorporated herein by reference to NeuroMetrix, Inc.’s Form 8-A12(b) filed on March 8, 2007 (File No. 001-33351).

(5)	Incorporated hereby by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 10, 2009 (File No. 001-33351).
(6)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-8 filed on August 9, 2004 (File No. 333-118059).
(7)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 8, 2013 (File No. 001-33351).
(8)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 25, 2008 (File No. 001-33351).
(9)	Incorporated herein by reference to NeuroMetrix, Inc.’s Annual Report on Form 10-K filed on March 20, 2009 (File No. 001-33351).
(10)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 24, 2009 (File No. 001-33351).
(11)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed September 14, 2009 (File No. 001-33351).
(12)	Incorporated herein by reference to NeuroMetrix, Inc.'s Current Report on Form 8-K filed September 15, 2009 (File No. 001-33351).
(13)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 6, 2008 (File No. 001-33351).
(14)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 27, 2008 (File No. 001-33351).
(15)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on May 14, 2010 (File No. 001-33351).
(16)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 8, 2010 (File No. 001-33351).
(17)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on September 1, 2011 (File No. 001-33351).
(18)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on February 15, 2013 (File No. 001-33351).
(19)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on March 3, 2011 (File No. 001-33351).
(20)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-8 filed on June 3, 2009 (File No. 333-159712).
(21)	Incorporated herein by reference to NeuroMetrix, Inc.’s Registration Statement on Form S-1 filed on November 23, 2011, as amended (Registration No. 333-178165).
(22)	Incorporated herein by reference to Appendix A to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 16, 2012 (File No. 001-33351).
(23)	Incorporated herein by reference to Appendix B to NeuroMetrix, Inc.’s Proxy Statement on Schedule 14A filed on April 16, 2012 (File No. 001-33351).
(24)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on August 3, 2012 (File No. 001-33351).
(25)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K on Form 8-K filed on June 6, 2013 (File No. 001-33351).
(26)	Incorporated herein by reference to NeuroMetrix, Inc.’s Amendment No. 1 to its Current Report on Form 8-K filed on June 7, 2013 (File No. 001-33351).
(27)	Incorporated herein by reference to NeuroMetrix, Inc.’s Quarterly Report on Form 10-Q filed on July 26, 2013 (File No. 001-33351).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.

By:	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 24, 2014 in the capacities indicated below.

Name	Title
/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
/s/ THOMAS T. HIGGINS Thomas T. Higgins	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ DAVID E. GOODMAN, M.D. David E. Goodman, M.D.	Director
/s/ ALLEN J. HINKLE, M.D. Allen J. Hinkle, M.D.	Director
/s/ NANCY E. KATZ Nancy E. Katz	Director
/s/ TIMOTHY R. SURGENOR Timothy R. Surgenor	Director
/s/ DAVID VAN AVERMAETE David Van Avermaete	Director

INDEX TO FINANCIAL STATEMENTS

NeuroMetrix, Inc.

Years ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. at December 31, 2013 and December 31, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 24, 2014

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$9,195,753	$8,699,478
Accounts receivable, net of allowances of $35,895 and $151,616 at December 31, 2013 and 2012, respectively	390,922	566,451
Inventories	563,036	834,526
Prepaid expenses and other current assets	416,816	472,611
Total current assets	10,566,527	10,573,066
Fixed assets, net	229,313	293,897
Other long-term assets	923	10,484
Total assets	$10,796,763	$10,877,447
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$322,896	$257,361
Accrued compensation	386,004	647,288
Accrued expenses	870,196	948,843
Current portion of deferred revenue	68,812	134,185
Current portion of capital lease obligation	—	17,929
Total current liabilities	1,647,908	2,005,606
Deferred revenue, net of current portion	15,277	71,419
Common stock warrants	1,938,603	—
Total liabilities	3,601,788	2,077,025
Commitments and contingencies (Note 10)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2013 and 2012; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 50,000,000 authorized; 5,945,581 and 2,140,871 shares issued and outstanding at December 31, 2013 and 2012, respectively	595	214
Additional paid-in capital	153,806,460	147,393,151
Accumulated deficit	(146,612,080)	(138,592,943)
Total stockholders’ equity	7,194,975	8,800,422
Total liabilities and stockholders’ equity	$10,796,763	$10,877,447

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2013	2012	2011
Revenues	$5,278,806	$7,575,289	$10,396,775
Cost of revenues	2,194,259	3,588,806	4,722,069
Gross profit	3,084,547	3,986,483	5,674,706
Operating expenses:
Research and development	3,438,218	3,545,790	3,877,526
Sales and marketing	2,779,695	5,727,482	6,688,591
General and administrative	4,225,474	4,735,238	5,111,616
Total operating expenses	10,443,387	14,008,510	15,677,733
Loss from operations	(7,358,840)	(10,022,027)	(10,003,027)
Interest income	5,666	14,474	21,922
Warrants offering costs	(376,306)	—	—
Change in fair value of warrant liability	(289,657)	—	—
Net loss	$(8,019,137)	$(10,007,553)	$(9,981,105)
Net loss per common share applicable to common stockholders, basic and diluted (See Note 2, Summary of Significant Accounting Policies)	$(3.07)	$(5.22)	$(15.53)
Weighted average number of common shares outstanding, basic and diluted	2,862,094	1,918,723	642,513

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Changes in Stockholders’ Equity

	Series A-1 Preferred Stock		Series A-2 Preferred Stock		Common Stock		Additional Paid-In Capital
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount		Accumulated Deficit	Total
Balance at December 31, 2010	—	$—	—	$—	644,376	$65	$138,803,192	$(118,604,285)	$20,198,972
Stock-based compensation expense	—	—	—	—	—	—	837,040	—	837,040
Issuance of common stock under employee stock purchase plan	—	—	—	—	4,002	—	33,614	—	33,614
Other issuances of stock from option plan	—	—	—	—	2,342	—	—	—	—
Net loss	—	—	—	—	—	—	—	(9,981,105)	(9,981,105)
Balance at December 31, 2011	—	$—	—	$—	650,720	$65	$139,673,846	$(128,585,390)	$11,088,521
Stock-based compensation expense	—	—	—	—	—	—	319,368	—	319,368
Issuance of common stock and warrants in public offering	—	—	—	—	1,421,735	142	7,376,906	—	7,377,048
Issuance of common stock on redemption of warrants	—	—	—	—	23,127	2	(2)	—	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	8,895	1	23,037	—	23,038
Other issuances of stock from option plan	—	—	—	—	36,394	4	(4)	—	—
Net loss	—	—	—	—	—	—	—	(10,007,553)	(10,007,553)
Balance at December 31, 2012	—	$—	—	$—	2,140,871	$214	$147,393,151	$(138,592,943)	$8,800,422
Stock-based compensation expense	—	—	—	—	—	—	245,843	—	245,843
Issuance of common stock and preferred stock under Securities Purchase Agreement	1,066.254	1	3,370.510	3	248,147	25	876,757	—	876,786
Issuance of common stock upon conversion of preferred stock	(1,066.254)	(1)	(3,370.510)	(3)	2,117,787	212	(208)	—	—
Issuance of common stock upon exercise of warrants	—	—	—	—	1,308,611	131	2,617,091	—	2,617,222
Reclassification of warrant liability to equity	—	—	—	—	—	—	2,362,259	—	2,362,259
Issuance of common stock under employee stock purchase plan	—	—	—	—	16,094	2	26,283	—	26,285
Common stock issued to settle incentive compensation obligations	—	—	—	—	114,071	11	285,284	—	285,295
Net loss	—	—	—	—	—	—	—	(8,019,137)	(8,019,137)
Balance at December 31, 2013	—	$—	—	$—	5,945,581	$595	$153,806,460	$(146,612,080)	$7,194,975

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
Cash flows for operating activities:
Net loss	$(8,019,137)	$(10,007,553)	$(9,981,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	150,663	297,097	376,932
Intangible asset impairment	—	—	192,500
Stock-based compensation	245,843	319,368	837,040
Inventory charges	151,558	234,848	98,556
Warrants offering costs	376,306	—	—
Change in fair value of warrant liability	289,657	—	—
Changes in operating assets and liabilities:
Accounts receivable	175,529	343,267	682,846
Inventories	119,932	694,327	550,549
Prepaid expenses and other current assets	52,748	(76,880)	110,400
Accounts payable	65,535	(371,854)	370,060
Accrued expenses and compensation	(54,635)	(530,141)	240,433
Deferred revenue, deferred costs, and other	(108,907)	(78,046)	(256,609)
Net cash used in operating activities	(6,554,908)	(9,175,567)	(6,778,398)
Cash flows for investing activities:
Purchases of fixed assets	(86,079)	(107,465)	(110,987)
Release of restricted cash	—	229,500	178,500
Net cash (used in) provided by investing activities	(86,079)	122,035	67,513
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including public offering and equity plans	7,155,191	7,482,884	33,614
Payments on capital lease	(17,929)	(20,320)	(19,092)
Net cash provided by financing activities	7,137,262	7,462,564	14,522
Net increase (decrease) in cash and cash equivalents	496,275	(1,590,968)	(6,696,363)
Cash and cash equivalents, beginning of year	8,699,478	10,290,446	16,986,809
Cash and cash equivalents, end of year	$9,195,753	$8,699,478	$10,290,446
Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$285,295	$—	$—
Warrants issued under Securities Purchase Agreement initially recorded as a non-current liability	$4,011,205	$—	$—
Common stock issued in exchange for warrants	$—	$127,885	$—
Warrants issued in public offering	$—	$2,373,267	$—
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$2,362,259	$—	$—

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

In the first quarter of 2013, the Company completed product development and launched the SENSUSTM Pain Management System, or SENSUS, which is designed for relief of chronic, intractable pain. The Company believes this product will be attractive to pain medicine physicians, neurologists, endocrinologists, podiatrists, primary care physicians, and other physicians that are challenged with trying to manage pain in their patients with painful diabetic neuropathy, or PDN and other forms of neuropathic pain. The Company also markets the NC-stat® DPNCheck® device, which is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. NC-stat DPNCheck is designed to be used by endocrinologists, podiatrists, primary care physicians and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. Sales efforts for NC-stat DPNCheck are currently targeted at opportunities in the managed care market. The Company’s historical neurodiagnostic business is based on the ADVANCETM NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. While the ADVANCE System contributes the majority of the Company’s revenues, the Company is not actively managing the ADVANCE business for growth.

On June 4, 2013, the Company entered into a Securities Purchase Agreement, as amended (the “Purchase Agreement”), providing for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 convertible preferred stock (the “Series A-1 Preferred Stock”) at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 convertible preferred stock (the “Series A-2 Preferred Stock” and together with the Series A-1 Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share (the “2013 Offering”). Each share of Preferred Stock was convertible into 477.327 shares of common stock, subject to adjustment, at any time at the option of the holder. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million. During the second half of 2013, all of the Series A-1 Preferred Stock and Series A-2 Preferred Stock was converted into a total of 2,117,787 shares of common stock. In addition, during the fourth quarter of 2013, warrants to purchase 1,308,611 shares of common stock were exercised and the same number of shares of common stock was issued. Proceeds from these exercises totaled $2.6 million. See Note 14, Stockholders’ Equity, for further details.

The Company held cash and cash equivalents of $9.2 million as of December 31, 2013. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements through the first quarter of 2015. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation  – (continued)

2015 and beyond. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

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

At December 31, 2013, one customer accounted for 14% of accounts receivable and a second customer accounted for 12% of accounts receivable. For the years ended December 31, 2013, 2012, and 2011, no single customer accounted for more than 10% of revenue.

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

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2013 and 2012 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents and its warrant liability are carried at fair value determined according to the fair value hierarchy described in Note 11.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $4,719 and $18,629 at December 31, 2013 and 2012, respectively, are included in accrued expenses in the accompanying balance sheets.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is generally recognized ratably over the requisite service period. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected life of options, expected annual dividend yield, and risk-free interest rate (See Note 3 — Stock-Based Compensation and Stockholders’ Equity).

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

average number of outstanding instruments such as options, warrants, restricted stock, and preferred stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2013	2012	2011
Options	161,391	53,999	91,411
Warrants	2,055,733	741,546	238,413
Unvested restricted stock	22,387	31,699	4,725
Total	2,239,511	827,244	334,549

The Beneficial Conversion Feature, or BCF, recorded in the 2013 Offering has been recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. See Note 14, Stockholders’ Equity, for further details.

Net loss per common share applicable to common stockholders, basic and diluted was determined as follows:

	Years Ended December 31,
	2013	2012	2011
Net loss	$(8,019,137)	$(10,007,553)	$(9,981,105)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	(766,872)	—	—
Net loss applicable to common stockholders	$(8,786,009)	$(10,007,553)	$(9,981,105)
Net loss per common share applicable to common stockholders, basic and diluted	$(3.07)	$(5.22)	$(15.53)
Weighted average number of common shares outstanding, basic and diluted	2,862,094	1,918,723	642,513

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was $151,000, $242,000, and $426,000 in the years ended December 31, 2013, 2012, and 2011, respectively.

Accumulated Other Comprehensive Items

For the years ended December 31, 2013, 2012, and 2011, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for the years ended December 31, 2013, 2012, and 2011 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 16% of total revenues in 2013, 7% of total revenues in 2012, and 6% of total revenues in 2011.

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

3. Stock-Based Compensation and Stockholders’ Equity

Stock-Based Compensation

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated in 2006, 2008, 2009, and 2012. At the Annual Meeting of Stockholders held on May 6, 2013, the stockholders of the Company approved the Company’s Fifth Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 300,000 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2013, 576,279 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 128,644 shares had been issued, 309,046 shares were subject to outstanding options at a weighted average exercise price of $12.37 per share and 97,440 shares were available for future grant.

During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2013, 400,000 shares of common stock were authorized for issuance under the 2009 Inducement Plan, of which no shares had been issued and no shares were outstanding.

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

Under the Amended and Restated 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The Amended and Restated 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2013 and 2012 the Company issued 16,094 and 8,895 shares of its common stock, respectively, under the Amended and Restated 2010 ESPP and the 2010 ESPP, respectively. As of December 31, 2013, there were 22,338 remaining shares to be issued under the Amended and Restated 2010 ESPP.

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

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2013, 2012, and 2011 is calculated using the following assumptions:

	Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.4 – 1.7%	0.6% – 0.9%	0.9% – 2.3%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 – 6 years
Volatility	70.0%	70.0%	70.0%

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

A summary of option activity for the year ended December 31, 2013 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	51,550	$73.38
Granted	265,000	1.76
Exercised	—	—
Forfeited	(5,945)	19.89
Expired	(459)	81.00
Outstanding at December 31, 2013	310,146	13.20	9.02	$306,925
Vested or expected to vest at December 31, 2013	285,291	14.20	8.96	278,018
Exercisable at December 31, 2013	41,620	85.01	5.59	—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2013, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2013.

The weighted average per share grant-date fair values of options granted during the years ended December 31, 2013, 2012, and 2011 was $1.02, $2.67, and $11.34, respectively.

The aggregate intrinsic value of options issued or exercised during each of the years ended December 31, 2013, 2012, and 2011 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $247,468, which related to 286,022 shares with a per share weighted fair value of $0.87 as of December 31, 2013. This unrecognized cost is expected to be recognized over a weighted average period of approximately 0.4 years.

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the option term, a risk-free interest rate corresponding to the expected term, a stock price volatility over the most recent period of time corresponding to the expected term and also based on expected future stock price volatility, and a dividend yield of zero. There were no options granted to non-employees during the years ended December 31, 2013, 2012 or 2011.

Beginning in 2010, certain employees have been granted restricted stock. During 2013, 2012, and 2011, the Company granted 2,000, 37,167, and 3,630 shares of restricted stock, respectively. The restricted stock vests based on continuing employment. The fair value of restricted stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation and Stockholders’ Equity  – (continued)

A summary of restricted stock activity for the year ended December 31, 2013 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2012	38,272	$5.25
Granted	2,000	1.90
Vested	(19,421)	(5.66)
Canceled	(3,375)	(4.20)
Restricted shares at December 31, 2013	17,476	$4.62

During the years ended December 31, 2013 and 2012, certain employees, in lieu of paying withholding taxes on the vesting of restricted stock, authorized the withholding of an aggregate of 4,214 and 721 shares, respectively, of common stock to satisfy the minimum tax withholding requirements related to such vesting. Shares withheld were calculated using the market price of the common stock.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for the years ended December 31, 2013, 2012, and 2011 was $26,000, $23,000, and $34,000, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $246,000, $319,000, and $837,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

Stockholders’ Equity

On June 4, 2013, the Company entered into a Securities Purchase Agreement, pursuant to which it issued (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. During the second half of 2013, all of the Series A-1 Preferred Stock and Series A-2 Preferred Stock was converted into a total of 2,117,787 shares of common stock. In addition, during the fourth quarter of 2013, warrants to purchase 1,308,611 shares of common stock were exercised and the same number of shares of common stock was issued. Proceeds from these exercises totaled $2.6 million. See Note 14, Stockholders’ Equity, for further details.

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

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit (the “2012 Offering”). Each Unit consisted of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock at an exercise price of $6.90 per share. The Company issued 1,421,735 shares of common stock and warrants to purchase 781,955 shares of common stock and received proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. See Note 14, Stockholders’ Equity, for further details.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation and Stockholders’ Equity  – (continued)

As of December 31, 2013, the Company had 50,000,000 shares of common stock authorized and 5,945,581 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2013, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	1,839,278
Outstanding stock options	310,146
Possible future issuance under inducement plan	400,000
Possible future issuance under stock option plans	97,440
Possible future issuance under employee stock purchase plan	22,338
Total	2,669,202

On March 7, 2007, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one preferred stock purchase right for each outstanding share of the Company’s common stock to shareholders of record as of the close of business on March 8, 2007. As of December 31, 2013 and 2012, there was no preferred stock outstanding.

4. Intangible Assets

In January 2009, the Company acquired certain technological and intellectual property assets from Cyberkinetics Neurotechnology Systems, Inc., or Cyberkinetics, and Andara Life Science, Inc., a wholly-owned subsidiary of Cyberkinetics, for $350,000 in cash. The Company had been amortizing these intangible assets using the straight-line method over their economic lives, which was estimated to be five years. Research and development expenses included amortization of this technological and intellectual property of $17,500 for the quarter March 31, 2011. Following its decision to terminate development work related to this technology, the Company recorded within research and development expense in the second quarter of 2011 an impairment charge of $192,500 for the remaining unamortized balance of these assets. There was no amortization expense in the years ended December 31, 2013 and 2012.

5. Inventories

Inventories consist of the following:

	December 31,
	2013	2012
Purchased components	$205,320	$187,567
Finished goods	357,716	646,959
	$563,036	$834,526

NeuroMetrix, Inc.

Notes to Financial Statements

6. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2013	2012
Computer and laboratory equipment	3	$1,748,566	$2,689,519
Furniture and equipment	3	249,377	644,034
Production equipment	7	997,297	997,297
Leasehold improvements	*	185,255	179,997
		3,180,495	4,510,847
Less – accumulated depreciation		(2,951,182)	(4,216,950)
		$229,313	$293,897

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $150,663, $239,168, and $359,432 for the years ended December 31, 2013, 2012, and 2011, respectively.

A capital lease was included as a component of furniture and equipment at December 31, 2012. Amortization of assets under this capital lease is included in depreciation expense. See Note 10 —  Commitments and Contingencies for more information regarding this capital lease.

7. Accrued Expenses

Accrued expenses consist of the following for the years ended December 31, 2013 and 2012:

	December 31,
	2013	2012
Technology fees	$450,000	$450,000
Professional services	263,642	248,759
Clinical study obligations	51,424	24,490
Sales taxes	32,688	62,385
Supplier obligations	—	105,132
Other	72,442	58,077
	$870,196	$948,843

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

NeuroMetrix, Inc.

Notes to Financial Statements

9. Income Taxes

Current income tax expense (benefit) attributable to continuing operations consists of the following for the years ended December 31, 2013, 2012, and 2011.

Years Ended December 31,
	2013	2012	2011
Federal	—	—	—
State	—	—	—
Total	—	—	—

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2013, 2012, and 2011.

	Years Ended December 31,
	2013	2012	2011
Federal tax provision (benefit) rate	(34.0)%	(34.0)%	(34.0)%
State tax provision, net of federal provision	(4.8)	(3.5)	(3.4)
Permanent items	3.4	0.8	1.9
Federal research and development credits	(1.7)	—	(0.5)
Valuation allowance	37.1	36.7	36.0
Effective income tax rate	—%	—%	—%

The Company’s deferred tax assets consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$32,253,602	$30,514,469
Research and development credit carryforwards	1,735,265	1,547,374
Accrued expenses	493,075	643,952
Stock-based compensation	565,077	593,131
Other	1,061,212	1,048,541
Total gross deferred tax assets	36,108,231	34,347,467
Valuation allowance	(36,108,231)	(34,347,467)
Net deferred tax assets	$—	$—

At December 31, 2013, the Company has federal and state net operating loss carryforwards (“NOL”) of $97.1 million and $18.6 million, respectively, as well as federal and state tax credits of $1.1 million and $977,000, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $3.9 million and $71,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2014. The federal and state research and development credits both begin to expire in 2018.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately and $36.1 million and $34.3 million has been established at December 31, 2013 and 2012, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

9. Income Taxes  – (continued)

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

10. Commitments and Contingencies

Operating Leases

Lease Agreement with Fourth Avenue LLC

In June 2013, the Company amended the Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space to extend the term of the lease through March 31, 2015. Base rent for the period January 2014 through March 2015 is $52,917 per month.

Future minimum lease payments under noncancelable operating leases as of December 31, 2013 are as follows:

2014	$635,004
2015	158,751
Total minimum lease payments	$793,755

Total recorded rent expense was $635,004, $709,164, and $764,754 for the years ended December 31, 2013, 2012, and 2011, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term.

Capital Lease

In October 2010, the Company entered into a non-cancelable capital lease for copiers located at its corporate headquarters valued at $60,410, which expired in September 2013.

Future minimum lease payments under the capital lease as of December 31, 2012 were as follows:

2013	$18,446
Total minimum lease payments	18,446
Less: Amount representing imputed interest	517
Present value of future minimum lease payments	$17,929

Other Commitments

At December 31, 2013, other commitments, comprised of purchase orders, totaled approximately $147,806.

NeuroMetrix, Inc.

Notes to Financial Statements

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

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,926,600	$3,926,600	$—	$—
Total	$3,926,600	$3,926,600	$—	$—
Liabilities:
Common stock warrants	$1,938,603	$—	$—	1,938,603
Total	$1,938,603	$—	$—	$1,938,603

		Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$519,242	$519,242	$—	$—
Total	$519,242	$519,242	$—	$—

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2013 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2013, inputs used in the Black-Scholes model include our stock price as of that date of $2.92, exercise price of $2.00, expected volatility of 67.60%, risk free interest rate of 1.71%, expected term of approximately four years and 5 months, and no dividends. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on this

NeuroMetrix, Inc.

Notes to Financial Statements

11. Fair Value Measurements  – (continued)

calculation, the Company recorded a common stock warrants liability of $1.9 million at December 31, 2013. In addition, 1.3 million warrants were exercised during the fourth quarter of 2013 and these warrants were adjusted to their fair value at the dates of exercise. The total liability for the exercised warrants of $2.4 million was then reclassified to additional paid-in capital. The Company did not have any financial liabilities carried at fair value as of December 31, 2012.

The following table provides a summary of changes in the fair value of the Company's Level 3 financial liabilities for the year ended December 31, 2013:

Balance at December 31, 2012	$—
Initial fair value of warrants at issuance in June 2013	4,011,205
Change in fair value of warrant liability	289,657
Reclassification of liability to additional paid-in capital upon exercise of warrants	(2,362,259)
Balance at December 31, 2013	$1,938,603

12. Retirement Plan

The Company established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. For the years ended December 31, 2013, 2012, and 2011 the Company made no contributions to the plan.

13. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2013 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended and extended until January 15, 2015. Under terms of the amended and extended Agreement the amount of the Credit Facility will remain at $2.5 million until December 31, 2014. Thereafter, until its expiry on January 15, 2015, the Credit Facility will be reduced to $750,000 if the Company has not yet completed an equity offering as defined in the Agreement. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2013, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. The amount of $225,000 of the Credit Facility limit is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2013 was $2,275,000.

14. Stockholders’ Equity

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

Each share of Preferred Stock had a stated value of $1,000 and was convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the initial conversion price of $2.095, which was subject to adjustment as provided in each Certificate of Designation for

NeuroMetrix, Inc.

Notes to Financial Statements

14. Stockholders’ Equity  – (continued)

the Preferred Stock. The Preferred Stock had no dividend rights, liquidation preference or other preferences over common stock and had no voting rights except as provided in each Certificate of Designation for the Preferred Stock and as required by law. During the second half of 2013, all of the Series A-1 Preferred Stock and Series A-2 Preferred Stock was converted into a total of 2,117,787 shares of common stock. The warrants to purchase 2,365,934 shares of common stock were exercisable immediately, have a five-year term, and a per share exercise price of $2.00. During the fourth quarter of 2013, warrants to purchase 1,308,611 shares of common stock were exercised and the same number of shares of common stock was issued. Proceeds from these exercises totaled $2.6 million.

The terms and conditions of the Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature was clearly and closely related to the Preferred Stock. The conversion price at which shares of Preferred Stock were convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of the Purchase Agreement. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the Purchase Agreement). The BCF measurement totaled $766,900, an amount limited by the transaction proceeds which had been allocated to the Preferred Stock. Because there was not a stated redemption date for the shares of Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share.

The warrants issued in connection with the 2013 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, the Company has reflected the warrants as a liability in the balance sheet. The fair value of the warrants at the date of the 2013 Offering was estimated at $4.0 million using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. The warrants were revalued at June 30, 2013, September 30, 2013, and December 31, 2013 using the same Black-Scholes model. The liability for the remaining warrants was reflected in the balance sheet at December 31, 2013 in the amount of $1.9 million and non-operating expense of $290,000 has been recorded through December 31, 2013. The Company will continue to revalue unexercised warrants at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations.

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

On February 13, 2012, the Company completed a public offering of 1,421,735 Units at a price of $6.00 per Unit (the “Offering”). Each Unit consists of one share of the Company’s common stock and one warrant to purchase one half of a share of the Company’s common stock. The Company issued 1,421,735 shares of common stock and warrants to purchase 710,868 shares of common stock and received offering proceeds, net of discounts, commissions and expenses, of approximately $7.4 million. Each warrant entitles the holder to purchase at any time during the period commencing 180 days after the date of the Offering until the date five years following the closing date of the Offering, one half of a share of the Company’s common stock. Two warrants would need to be exercised to acquire one share of the Company’s common stock at an exercise

NeuroMetrix, Inc.

Notes to Financial Statements

14. Stockholders’ Equity  – (continued)

price of $6.90 (115% of the aggregate offering price for a unit). In addition, the placement agent for the Offering was issued warrants to purchase 71,087 shares of common stock (equal to 5.0% of the number of shares of common stock included in the Units sold in the Offering) at an exercise price of $7.50 per share (125% of the aggregate offering price for a Unit). The placement agent’s warrants will be exercisable at any time beginning one year after the date of issuance and will expire on the fifth anniversary of the effectiveness of the registration statement related to the Offering.

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

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2013
Allowance for Doubtful Accounts	$130,000	$111,296	—	$(206,296)		35,000
Sales Returns Reserve	21,616	—	38,278	(58,999)		895
Deferred Tax Asset Valuation Allowance	34,347,467	2,976,809	—	(1,216,045	)(2)	36,108,231
December 31, 2012
Allowance for Doubtful Accounts	$286,612	$(12,999)	$—	$(143,613	)(1)	$130,000
Sales Returns Reserve	13,302	—	180,066	(171,752	)(1)	21,616
Deferred Tax Asset Valuation Allowance	30,487,085	3,900,388	—	(40,006	)(2)	34,347,467
December 31, 2011
Allowance for Doubtful Accounts	$379,100	$30,825	$—	$(123,313	)(1)	$286,612
Sales Returns Reserve	26,865	—	272,607	(286,170	)(1)	13,302
Deferred Tax Asset Valuation Allowance	28,670,035	3,803,223	—	(1,986,173	)(2)	30,487,085

(1)	Net write-offs.
(2)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1