Form 10-Q
period 2014-03-31
NeuroMetrix, Inc.
filed 2014-04-24
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

5,945,581 shares of common stock, par value $0.0001 per share, were outstanding as of April 16, 2014.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$7,583,538	$9,195,753
Accounts receivable, net	530,666	390,922
Inventories	665,695	563,036
Prepaid expenses and other current assets	476,407	416,816
Total current assets	9,256,306	10,566,527
Fixed assets, net	198,463	229,313
Other long-term assets	869	923
Total assets	$9,455,638	$10,796,763

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$577,986	$322,896
Accrued compensation	536,693	386,004
Accrued expenses	791,641	870,196
Current portion of deferred revenue	63,492	68,812
Total current liabilities	1,969,812	1,647,908
Deferred revenue, net of current portion	14,963	15,277
Common stock warrants	1,424,003	1,938,603
Total liabilities	3,408,778	3,601,788

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 5,945,581 shares issued and outstanding at March 31, 2014 and December 31, 2013	595	595
Additional paid-in capital	153,882,944	153,806,460
Accumulated deficit	(147,836,679)	(146,612,080)
Total stockholders’ equity	6,046,860	7,194,975
Total liabilities and stockholders’ equity	$9,455,638	$10,796,763

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2014	2013
Revenues	$1,331,537	$1,401,454
Cost of revenues	615,081	569,784
Gross profit	716,456	831,670
Operating expenses:
Research and development	863,718	1,073,419
Sales and marketing	446,216	779,841
General and administrative	1,146,757	1,233,594
Total operating expenses	2,456,691	3,086,854
Loss from operations	(1,740,235)	(2,255,184)
Interest income	1,036	1,769
Change in fair value of warrant liability	514,600	—
Net loss	$(1,224,599)	$(2,253,415)
Net loss per common share, basic and diluted	$(0.21)	$(1.06)
Weighted average number of common shares outstanding, basic and diluted	5,931,134	2,131,745

The accompanying notes are an integral part of these interim financial statements.

 NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,224,599)	$(2,253,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,965	41,156
Stock-based compensation	76,484	63,155
Inventory charges	—	25,699
Change in fair value of warrant liability	(514,600)	—
Changes in operating assets and liabilities:
Accounts receivable	(139,744)	33,631
Inventories	(102,659)	14,162
Prepaid expenses and other current assets	60,186	56,378
Accounts payable	135,090	(31,491)
Accrued expenses and compensation	72,133	265,733
Deferred revenue, deferred costs, and other	(5,356)	(16,950)
Net cash used in operating activities	(1,608,100)	(1,801,942)

Cash flows from investing activities:
Purchases of fixed assets	(4,115)	(6,064)
Net cash used in investing activities	(4,115)	(6,064)

Cash flows from financing activities:
Payments on capital lease	—	(5,281)
Net cash (used in) provided by financing activities	—	(5,281)

Net decrease in cash and cash equivalents	(1,612,215)	(1,813,287)
Cash and cash equivalents, beginning of period	9,195,753	8,699,478
Cash and cash equivalents, end of period	$7,583,538	$6,886,191

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$—	$285,296

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2014

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is an innovative health-care company that develops wearable medical technology and point-of-care diagnostic tests to help patients and physicians better manage chronic pain, nerve diseases, and sleep disorders. The Company believes that there are large and important unmet needs in the treatment of diabetic neuropathies and adjacent forms of chronic pain such as fibromyalgia, post herpetic neuropathy (shingles), and conditions with both chronic pain and disturbed sleep such as restless leg syndrome. With substantial experience in medical devices to measure and alter peripheral nerve function, the Company believes it is well positioned to address these unmet needs through the development of novel proprietary medical devices. Accordingly, the Company has a major focus on developing and marketing medical devices for diabetic neuropathies. The Company has over a decade of experience in neuropathy detection starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies.

In 2013 the Company launched the SENSUS™ Pain Management System, or SENSUS, a wearable transcutaneous electrical nerve stimulator indicated for management of chronic pain, and is the only device cleared by the FDA for use during sleep. It markets SENSUS to physicians managing patients with painful diabetic neuropathy and other forms of chronic pain. The Company also markets the NC-stat® DPNCheck® device, which is a fast, accurate, and quantitative nerve conduction test used to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. NC-stat DPNCheck is designed to be used by physicians and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. The Company’s historical neurodiagnostic business is based on the ADVANCE™ NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. While the ADVANCE System contributes to the Company’s revenues, the Company is not actively managing the ADVANCE business for growth.

The Company held cash and cash equivalents of $7.6 million as of March 31, 2014. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2015. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of the Company’s products and the uncertainty of future revenues from the Company’s new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs for the second quarter of 2015 and beyond. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2014, unaudited statements of operations for the quarters ended March 31, 2014 and 2013 and the unaudited statements of cash flows for the quarters ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2014 (File No. 001-33351), or the Company’s 2013 Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in the Company's 2013 Form 10-K that are of significance to the Company.

2.	Comprehensive Loss

For the quarters ended March 31, 2014 and 2013, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended March 31,
	2014	2013
Options	314,443	51,169
Warrants	1,839,278	781,955
Unvested restricted stock	14,447	34,303
Total	2,168,168	867,427

4.	Inventories

Inventories consist of the following:

	March 31, 2014	December 31, 2013
Purchased components	$285,218	$205,320
Finished goods	380,477	357,716
	$665,695	$563,036

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2014	December 31, 2013
Technology fees	$450,000	$450,000
Professional services	178,847	263,642
Clinical study obligations	28,425	51,424
Sales taxes	32,167	32,688
Other	102,202	72,442
	$791,641	$870,196

6.	Commitments and Contingencies

Operating Lease

In June 2013, the Company amended the Lease Agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space to extend the term of the lease through March 31, 2015. Base rent for the period January 2014 through March 2015 is $52,917 per month.

7.	Fair Value Measurements

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

		Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,425,732	$2,425,732	$—	$—
Total	$2,425,732	$2,425,732	$—	$—

Liabilities:
Common stock warrants	$1,424,003	$—	$—	$1,424,003
Total	$1,424,003	$—	$—	$1,424,003

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,926,600	$3,926,600	$—	$—
Total	$3,926,600	$3,926,600	$—	$—

Liabilities:
Common stock warrants	$1,938,603	$—	$—	$1,938,603
Total	$1,938,603	$—	$—	$1,938,603

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at March 31, 2014 using the Black-Scholes model, which is based on Level 3 inputs. As of March 31, 2014, inputs used in the Black-Scholes model include our stock price as of that date of $2.34, exercise price of $2.00, expected volatility of 69.30%, risk free interest rate of 1.73%, expected term of approximately four years and 2 months, and no dividends. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on this calculation, the Company recorded a common stock warrants liability of $1.4 million at March 31, 2014. The Company recorded a common stock warrants liability of $1.9 million at December 31, 2013.

As of December 31, 2013, inputs used in the Black-Scholes model include our stock price as of that date of $2.92, exercise price of $2.00, expected volatility of 67.60%, risk free interest rate of 1.71%, expected term of approximately four years and 5 months, and no dividends. Based on this calculation, the Company recorded a common stock warrants liability of $1.9 million at December 31, 2013. In addition, 1.3 million warrants were exercised during the fourth quarter of 2013 and these warrants were adjusted to their fair value at the dates of exercise. The total liability for the exercised warrants of $2.4 million was then reclassified to additional paid-in capital.

8.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of March 31, 2014, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended and extended on January 31, 2014 until January 15, 2015. Under terms of the amended and extended Agreement the amount of the Credit Facility will remain at $2.5 million until December 31, 2014. Thereafter, until its expiry on January 15, 2015, the Credit Facility will be reduced to $750,000 if the Company has not yet completed an equity offering as defined in the Agreement. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2014, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. The amount of $225,000 of the Credit Facility limit is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2014 was $2,275,000.

9.	Stockholders’ Equity

Public Offerings of Common Stock and Warrants

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

Each share of Preferred Stock had a stated value of $1,000 and was convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the initial conversion price of $2.095, which was subject to adjustment as provided in each Certificate of Designation for the Preferred Stock. The Preferred Stock had no dividend rights, liquidation preference or other preferences over common stock and had no voting rights except as provided in each Certificate of Designation for the Preferred Stock and as required by law. During the second half of 2013, all of the Series A-1 Preferred Stock and Series A-2 Preferred Stock was converted into a total of 2,117,787 shares of common stock. The warrants to purchase 2,365,934 shares of common stock were exercisable immediately, have a five-year term, and a per share exercise price of $2.00. During the fourth quarter of 2013, warrants to purchase 1,308,611 shares of common stock were exercised and the same number of shares of common stock was issued. Proceeds from these exercises totaled $2.6 million.

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

The warrants issued in connection with the 2013 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, the Company has reflected the warrants as a liability in the balance sheet. The fair value of the warrants at the date of the 2013 Offering was estimated at $4.0 million using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. The warrants were revalued at June 30, 2013, September 30, 2013, December 31, 2013, and March 31, 2014 using the same Black-Scholes model. The liability for the remaining 1,057,323 warrants was reflected in the balance sheet at March 31, 2014 in the amount of $1.4 million. The Company will continue to revalue unexercised warrants at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations.

In March 2013, the Company issued an aggregate of 119,370 shares of fully vested common stock with a value of $285,300 in partial settlement of 2012 management incentive compensation. The shares issued reflected the $2.39 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 4, 2013. Management incentive compensation for 2013 has been approved by the Board of Directors and is planned to be partially settled in the form of 41,327 fully vested shares of the Company’s common stock during April 2014.

All share, per share, and stock option amounts for all periods presented within this quarterly report on Form 10-Q and the amounts for common stock and additional paid-in-capital have been retroactively adjusted to reflect a one share for six shares reverse stock split that occurred on February 15, 2013.

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

Overview

NeuroMetrix is an innovative health-care company that develops wearable medical technology and point-of-care tests to help patients and physicians manage chronic pain, nerve disease, and associated sleep disorders. Our Company was founded in 1996 and has been publicly traded on NASDAQ since 2004. The Company’s technology foundation was built at Harvard Medical School and the Massachusetts Institute of Technology. It is employed in numerous FDA-cleared products that have been used by physicians in over 6 million diagnostic tests of nerve function. We have an intellectual property base that encompasses 64 issued and pending patents and extensive, difficult to replicate know-how in our practice area. We have an experienced management team and Board of Directors, and we are strategically located in the greater Boston area.

One of our primary markets is the management and treatment of the neurological complications of diabetes. People with diabetes do not effectively regulate their blood glucose, or sugar, levels leading to chronically high levels of glucose in the blood, called hyperglycemia, and occasionally bouts of low glucose in the blood, called hypoglycemia. The primary reason that glucose levels are not effectively regulated in people with diabetes is that those with the disease do not produce insulin (Type I diabetes) or are resistant to the normal physiological action of insulin (Type II diabetes). Many Type II diabetics eventually require insulin because production of the hormone by their pancreas decreases with time. Type I diabetes usually affects children and teenagers whereas Type II diabetes has typically been a disease of adults over the age of 50. However, over the past decade, Type II diabetes is occurring in younger adults, which may be attributable to higher levels of obesity in this age group.

We believe that there are large and important unmet needs in the treatment of diabetic neuropathies and adjacent forms of chronic pain such as fibromyalgia, post herpetic neuropathy (shingles), and conditions with both chronic pain and disturbed sleep such as restless leg syndrome. As a medical device company with both unique and substantial experience in devices to measure and alter peripheral nerve function, we believe we are well positioned to address these unmet needs through the development of novel proprietary medical devices. Accordingly, we have a major focus on developing and marketing medical devices for diabetic neuropathies. We believe that we are the only medical device company with a strategic focus on the diabetic neuropathy market and our goal is to be the dominant player in this field.

During the past three years we have launched two products with the potential to change medical practice. SENSUS, our wearable transcutaneous electrical nerve stimulator indicated for management of chronic pain, and the only device cleared by the FDA for use during sleep, was launched in early 2013. We market SENSUS to physicians managing patients with painful diabetic neuropathy, or PDN, and other forms of chronic pain. The prevalence of PDN is 16 – 26% of people with diabetes representing a 3 - 5 million patient group. We are building demand by contracting with independent durable medical equipment, or DME, suppliers employing sales representatives who detail physicians. Physician prescriptions are fulfilled by the DME suppliers who maintain a stock of SENSUS devices and consumables

NC-stat DPNCheck, our point-of-care neuropathy test for accurate and cost-effective screening, diagnosing and monitoring of peripheral neuropathies such as diabetic peripheral neuropathy, was launched in late 2011. Revenues were approximately $1.3 million in 2013 and were $278,000 for the quarter ended March 31, 2014. Our sales efforts in the U.S. market are focused on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Outside of the U.S. we are working with Omron Healthcare on obtaining regulatory approval in Japan and launch of NC-stat DPNCheck in that market is now targeted for the second quarter of 2014. Other attractive international market opportunities include China where we are also working with Omron Healthcare, and the Middle East and Mexico which we are addressing with local distributors.

We manage our historical neurodiagnostics business, centered on the ADVANCE System, for cash flow and not growth. This business generated $3.8 million in revenue during 2013 and $858,000 for the quarter ended March 31, 2014 and has few direct cash operating expenses. We expect this line of our business will continue to decline in the future.

Results of Operations

Comparison of Quarters Ended March 31, 2014 and 2013

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Revenues	$1,331.5	$1,401.5	$(70.0)	(5.0)%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the first quarter of 2014, we shipped approximately 1,450 SENSUS devices plus consumable electrodes and recorded revenue of approximately $195,000 compared to 145 devices and $34,000 in revenue recorded in the first quarter in 2013. In the first quarter of 2014 we recorded revenue of $278,000 from sales of NC-stat DPNCheck devices and consumable biosensors. This was in comparison with $315,000 in revenue recorded in the first quarter of 2013, including $140,000 revenue from an initial sale to a distributor in South Korea. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $858,000 in the first quarter of 2014, compared to $1.1 million in the first quarter of 2013. The decline in ADVANCE revenue continues the historical trend for this product line has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenues	$615.1	$569.8	$45.3	8.0%

Gross profit	$716.4	$831.7	$(115.3)	(13.9)

Our cost of revenues increased to $615,100 in the first quarter of 2014, compared to $569,800 in the first quarter of 2013. Gross margin decreased to 53.8% in the first quarter of 2014 from 59.3% in the first quarter of 2013. The decline in gross margin was due to a shift in product mix to lower margin SENSUS devices and to increased manufacturing costs associated with higher production. We expanded our manufacturing headcount during the quarter and incurred training costs and inefficiencies while building higher SENSUS and NC-stat DPNCheck inventory levels.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2014	2013	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$863.7	$1,073.4	$(209.7)	(19.5)%
Sales and marketing	446.2	779.8	(333.6)	(42.8)
General and administrative	1,146.8	1,233.6	(86.8)	(7.0)
Total operating expenses	$2,456.7	$3,086.8	$(630.1)	(20.4)

Research and Development

Research and development expenses for the quarters ended March 31, 2014 and 2013 were $863,700 and $1.1 million, respectively. The reduction of $209,700 included a decrease of personnel costs of $70,100 due to lower headcount. Costs related to company-sponsored clinical studies for NC-stat DPNCheck decreased by $117,600 reflecting the timing of clinical studies underway. Professional fees decreased by $23,400, offset by a $10,400 increase in consulting and temporary services.

Sales and Marketing

Sales and marketing expenses decreased to $446,200 for the quarter ended March 31, 2014 from $779,800 for the quarter ended March 31, 2013. The reduction of $333,600 included the effects of lower headcount and personnel related costs totaling $225,100. In addition, advertising and promotional costs decreased by $38,500, and supplies and equipment spending decreased by $22,900.

General and Administrative

General and administrative expenses decreased by $86,800 to $1.2 million for the quarter ended March 31, 2014 compared to the prior year quarter. This decrease was primarily attributable to bad debt expense which was $65,000 lower in the first quarter of 2014 reflecting our assessment of an overall improvement in the quality of accounts receivable.

Interest Income

Interest income was approximately $1,000 and $2,000 for the quarters ended March 31, 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $514,600 relates to the revaluation of warrants from the fair value of $1.9 million estimated at December 31, 2013 to $1.4 million at March 31, 2014. The Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at March 31, 2014 reflects our lower stock price at March 31, 2014 compared to December 31, 2013, as well as the shorter remaining term of the warrants.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2014, cash and cash equivalents totaled $7.6 million. Our ability to generate revenue to fund our operations will largely depend on the success of our diabetes products and management of our legacy neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	March 31, 2014	December 31, 2013	Change	% Change
	($ in thousands)

Cash and cash equivalents	$7,583.5	$9,195.8	$(1,612.3)	(17.6)%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. The amended Credit Facility expires on January 31, 2015. Under terms of the amended and extended Credit Facility the amount of the Credit Facility will remain at $2.5 million until December 31, 2014. Thereafter, until its expiry on January 15, 2015, the Credit Facility will be reduced to $750,000 if we have not yet completed an equity offering as defined in the Loan and Security Agreement. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2014, we were in compliance with these covenants and had not borrowed any funds under the credit facility. Of the Credit Facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2014 was $2,275,000.

During the first quarter of 2014, our cash and cash equivalents decreased by $1.6 million due mainly to our loss from operations.

In managing our working capital, we monitor are days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below.

	Quarters Ended March 31,		Year Ended December 31,
	2014	2013	2013

Days sales outstanding (days)	31	35	32
Inventory turnover rate (times per year)	4.0	2.8	3.9

Our payment terms extended to customers generally require payment within 30 days from invoice date. Both our DSO and our inventory turnover rate have improved since December 31, 2013.

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended March 31,
	2014	2013
	(in thousands)
Net cash used in operating activities	$(1,608.1)	$(1,801.9)
Net cash used in investing activities	(4.1)	(6.1)
Net cash (used in) provided by financing activities	—	(5.3)

Our operating activities used $1.6 million in the quarter ended March 31, 2014. The primary driver for the use of cash in our operating activities during the first quarter of 2014 was our net loss of $1.2 million, which included non-cash charges of $111,000, for stock-based compensation and for depreciation and amortization, and non-cash credits of $514,600 for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at March 31, 2014 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2015. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs for the second quarter of 2015 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we currently have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the 2013 Offering, we will be limited in the use of the shelf registration statement until June 2014. We have also filed a registration statement for the sale of securities pursuant an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, either through the shelf registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2014, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements since the recent accounting pronouncements described in our 2013 Form 10-K that are of significance to us.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the treatment of diabetic neuropathies and adjacent forms of chronic pain and our expectations surrounding our NC-stat DPNCheck and SENSUS devices; our plans to develop and commercialize our products; the success and timing of our studies and/or clinical trials; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During January 2014 our Corporate Controller left the Company and was replaced by our Assistant Controller. This change in responsibilities had no material effect on our internal controls.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

NEUROMETRIX, INC.

Date: April 24, 2014	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 24, 2014	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fifth Modification to Loan and Security Agreement with Comerica Bank expiring January 15, 2015.
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Statements of Operations for the quarter ended March 31, 2013 and 2012, (iii) Statements of Cash Flows for the quarter ended March 31, 2013 and 2012, and (iv) Notes to Financial Statements.**
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.