Form 10-Q
period 2014-06-30
NeuroMetrix, Inc.
filed 2014-07-24
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

7,944,257 shares of common stock, par value $0.0001 per share, were outstanding as of July 22, 2014.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2014

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$13,693,792	$9,195,753
Accounts receivable, net	532,837	390,922
Inventories	604,066	563,036
Prepaid expenses and other current assets	349,926	416,816
Total current assets	15,180,621	10,566,527

Fixed assets, net	180,411	229,313
Other long-term assets	674	923
Total assets	$15,361,706	$10,796,763

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$534,532	$322,896
Accrued compensation	811,155	386,004
Accrued expenses	977,189	870,196
Current portion of deferred revenue	49,713	68,812
Total current liabilities	2,372,589	1,647,908

Deferred revenue, net of current portion	11,239	15,277
Common stock warrants	5,367,565	1,938,603
Total liabilities	7,751,393	3,601,788

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2014 and December 31, 2013:	—	—
Convertible preferred stock; 11,083 and 4,438 shares designated at June 30, 2014 and December 31, 2013, respectively, and 6,440.216 and 0 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	6	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 6,759,032 and 5,945,581 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	676	595
Additional paid-in capital	157,617,019	153,806,460
Accumulated deficit	(150,007,388)	(146,612,080)
Total stockholders’ equity	7,610,313	7,194,975
Total liabilities and stockholders’ equity	$15,361,706	$10,796,763

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$1,343,770	$1,160,472	$2,675,307	$2,561,926

Cost of revenues	655,337	501,161	1,270,418	1,070,945

Gross profit	688,433	659,311	1,404,889	1,490,981

Operating expenses:
Research and development	1,464,834	913,847	2,328,551	1,987,266
Sales and marketing	694,664	880,218	1,140,880	1,660,059
General and administrative	1,148,278	992,160	2,295,035	2,225,754
Total operating expenses	3,307,776	2,786,225	5,764,466	5,873,079

Loss from operations	(2,619,343)	(2,126,914)	(4,359,577)	(4,382,098)

Interest income	990	1,394	2,026	3,163
Warrants offering costs	(27,618)	(376,306)	(27,618)	(376,306)
Change in fair value of warrant liability	475,261	1,155,996	989,861	1,155,996

Net loss	$(2,170,710)	$(1,345,830)	$(3,395,308)	$(3,599,245)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.85)	$(0.92)	$(1.06)	$(1.97)

Weighted average number of common shares outstanding, basic and diluted	6,002,330	2,299,463	5,966,929	2,215,658

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,395,308)	$(3,599,245)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,293	79,299
Stock-based compensation	137,164	96,107
Inventory charges	—	77,642
Warrants offering cost	27,618	376,306
Change in fair value of warrant liability	(989,861)	(1,155,996)
Changes in operating assets and liabilities:
Accounts receivable	(141,915)	4,388
Inventories	(41,030)	2,940
Prepaid expenses and other current assets	65,028	156,888
Accounts payable	211,636	(48,863)
Accrued expenses and compensation	636,551	383,263
Deferred revenue, deferred costs, and other	(21,028)	(35,890)
Net cash used in operating activities	(3,444,852)	(3,663,161)

Cash flows from investing activities:
Purchases of fixed assets	(17,392)	(15,968)
Net cash used in investing activities	(17,392)	(15,968)

Cash flows from financing activities:
Net proceeds from issuance of stock and equity	7,960,283	4,576,732
Payments on capital lease	—	(10,646)
Net cash provided by financing activities	7,960,283	4,566,086

Net increase in cash and cash equivalents	4,498,039	886,957
Cash and cash equivalents, beginning of period	9,195,753	8,699,478
Cash and cash equivalents, end of period	$13,693,792	$9,586,435

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$104,402	$285,296
Warrants issued under Securities Purchase Agreement recorded as a non-current liability	$4,418,824	$4,011,205

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2014

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

On June 24, 2014, the Company entered into a Securities Purchase Agreement with a single institutional investor providing for the issuance of common stock, convertible preferred stock and warrants to purchase common stock, which is referred to as the 2014 Offering. The Company received net proceeds of $7.9 million from the 2014 Offering. See Note 9, Stockholders’ Equity, for additional details.

The Company held cash and cash equivalents of $13.7 million as of June 30, 2014. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of the Company’s products and the uncertainty of future revenues from the Company’s new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its future operating and capital needs beyond the next twelve months. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2014, unaudited statements of operations for the quarters and six months ended June 30, 2014 and 2013 and the unaudited statements of cash flows for the six months ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2014 (File No. 001-33351), or the Company’s 2013 Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

During the quarter and six months ended June 30, 2014 one customer accounted for 13% and 12% of total revenue, respectively. No customers exceeded 10% in prior periods.

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

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

2.	Comprehensive Loss

For the quarters ended June 30, 2014 and 2013, the Company had no components of other comprehensive income or loss other than net loss itself.

3.	Net Loss Per Common Share

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Options	326,390	50,757	288,395	50,962
Warrants	1,229,700	1,457,936	1,143,988	1,121,813
Unvested restricted stock	1,967	20,318	3,370	27,271
Convertible preferred stock	138,768	605,082	69,767	304,212
Total	1,696,825	2,134,093	1,505,520	1,504,258

The Beneficial Conversion Feature, or BCF, recorded in both the 2014 Offering and 2013 Offering has been recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. See Note 9, Stockholders’ Equity, for further details.

Net loss per common share was determined as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(2,170,710)	$(1,345,830)	$(3,395,308)	$(3,599,245)
Deemed dividend attributable to preferred stockholders in connection with embedded conversion features	(2,955,668)	(766,872)	(2,955,668)	(766,872)
Net loss applicable to common stockholders	$(5,126,378)	$(2,112,702)	$(6,350,976)	$(4,366,117)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.85)	$(0.92)	$(1.06)	$(1.97)

Weighted average number of common shares outstanding, basic and diluted	6,002,330	2,299,463	5,966,929	2,215,658

4.	Inventories

Inventories consist of the following:

	June 30, 2014	December 31, 2013

Purchased components	$220,437	$205,320
Finished goods	383,629	357,716
	$604,066	$563,036

5.	Accrued Compensation and Expenses

Accrued compensation includes $303,000 of severance incurred in the second quarter of 2014.

Accrued expenses consist of the following:

	June 30, 2014	December 31, 2013

Technology fees	$450,000	$450,000
Professional services	319,651	263,642
Clinical study obligations	37,000	51,424
Sales taxes	32,628	32,688
Other	137,910	72,442
	$977,189	$870,196

6.	Commitments and Contingencies

Operating Lease

In June 2013, the Company amended the lease agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space to extend the term of the lease through March 31, 2015. Base rent for the period from January 2014 through March 2015 is $52,917 per month.

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

		Fair Value Measurements at June 30, 2014 Using
	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12,853,692	$12,853,692	$—	$—
Total	$12,853,692	$12,853,692	$—	$—

Liabilities:
Common stock warrants	$5,367,565	$—	$—	$5,367,565
Total	$5,367,565	$—	$—	$5,367,565

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at June 30, 2014 using the Black-Scholes model, which is based on Level 3 inputs. As of June 30, 2014, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $5.4 million at June 30, 2014.

		Black-Scholes Inputs to Warrant Liability Valuation at June 30, 2014
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.94	$2.04	68.27%	1.62%	5 yrs	none
2013 Offering	$1.94	$2.00	73.16%	1.25%	3yr 11mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between the initial warrant issuances in June 2013 and June 30, 2014.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2012	$—	$—	$—
Initial fair value of warrants at issuance in June 2013	—	4,011,205	4,011,205
Change in fair value of warrant liability	—	289,657	289,657
Reclassification of liability to additional paid-in capital upon exercise of warrants	—	(2,362,259)	(2,362,259)
Balance at December 31, 2013	$—	$1,938,603	$1,938,603
Initial fair value of warrants at issuance in June 2014	4,418,823	—	4,418,823
Change in fair value of warrant liability	(150,980)	(838,881)	(989,861)
Reclassification of liability to additional paid-in capital upon exercise of warrants	—	—	—
Balance at June 30, 2014	$4,267,843	$1,099,722	$5,367,565

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,926,600	$3,926,600	$—	$—
Total	$3,926,600	$3,926,600	$—	$—

Liabilities:
Common stock warrants	$1,938,603	$—	$—	$1,938,603
Total	$1,938,603	$—	$—	$1,938,603

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2013 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2013, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $1.9 million at December 31, 2013.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2013
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2013 Offering	$2.92	$2.00	67.60%	1.71%	4yr 5mo	none

8.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of June 30, 2014, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended and extended on January 31, 2014 until January 15, 2015. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2014, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. While the Company has not yet borrowed any amount under the Credit Facility, $225,000 of the Credit Facility limit is restricted to support a letter of credit issued in favor of the Company’s landlord in the lease of its facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2014 was $2,275,000.

9.	Stockholders’ Equity

Public Offerings of Common Stock and Warrants

During June 2014 and June 2013 the Company entered into securities purchase agreements for two equity offerings that were similar in structure and in terms. The purchase agreement entered into in June 2014 (the “2014 Offering”) provided for the issuance of (i) 664,600 shares of common stock at a price of $2.04 per share, (ii) 2,621.859 shares of Series A-3 Preferred Stock at a price of $1,000 per share, (iii) 4,022.357 shares of Series A-4 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 3,921,569 shares of common stock with an exercise price of $2.04 per share. The 2014 Offering resulted in approximately $8.0 million in gross proceeds, before deducting expenses. Net proceeds from the 2014 Offering were approximately $7.9 million.

The purchase agreement entered into in June 2013 (the “2013 Offering”) provided for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million.

In these equity offerings, each share of Preferred Stock has or had a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price which is subject to adjustment as provided in each Certificate of Designation for the Preferred Stock. The Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in each Certificate of Designation for the Preferred Stock and as required by law.

The terms and conditions of the Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded for both equity offerings that bifurcation was not required because the conversion feature was clearly and closely related to the Preferred Stock. The conversion price at which shares of Preferred Stock were convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of the Purchase Agreement. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the Purchase Agreement). For both equity offerings, the BCF measurement was limited by the transaction proceeds which had been allocated to the Preferred Stock. Because there was not a stated redemption date for the shares of Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Preferred Stock and reflected as an adjustment in the calculation of earnings per share. The amounts of the BCF totaled $2,955,668 and $766,900, respectively, for the 2014 Offering and the 2013 Offering.

The Series A-3 Preferred Stock is convertible into an aggregate of 1,285,225 shares of common stock and the Series A-4 Preferred Stock is convertible into an aggregate of 1,971,744 shares of common stock. During June 2014, 204 shares of the Series A-3 Preferred Stock were converted into a total of 100,000 shares of common stock. During July 2014, the remaining 2,417.859 shares of the Series A-3 Preferred Stock were converted into 1,185,225 shares of common stock. All of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock issued in the 2013 Offering was converted in 2013 into a total of 2,117,787 shares of common stock.

The Company will continue to revalue unexercised warrants from both offerings at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations. The warrants issued in connection with the 2013 Offering and the 2014 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, and since the Company is required to pay cash in the event it does not make timely filings with the SEC, the Company reflected the warrants as a liability in the balance sheet.

The fair value of the warrants issued in connection with the 2014 Offering was estimated to be $4.4 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.00, exercise price of $2.04, expected volatility of 67.48%, risk free interest rate of 1.64%, expected term of five years, and no dividends. These warrants remain outstanding. They were revalued at June 30, 2014 in the amount of $4.3 million using the same Black-Scholes model and the liability was reflected in the June 30, 2014 balance sheet.

The 2013 Offering warrants were estimated at a fair value of $4.0 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. These warrants were revalued at each subsequent reporting period using the same Black-Scholes model. The liability for the remaining 1,057,323 warrants from the 2013 Offering was reflected in the balance sheet at June 30, 2014 in the amount of $1.1 million.

In 2014 and 2013, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2014 issuance totaled 42,615 shares with a value of $104,400 reflecting the $2.45 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 25, 2014. The 2013 issuance totaled 119,370 shares with a value of $285,300 reflecting the $2.39 NASDAQ Capital Market closing price on June 4, 2013.

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

Overview

NeuroMetrix is an innovative health-care company that develops wearable medical technology and point-of-care tests to help patients and physicians manage chronic pain, nerve disease, and sleep disorders. Our Company was founded in 1996 and has been publicly traded on NASDAQ since 2004. The Company’s technology foundation was built at Harvard Medical School and the Massachusetts Institute of Technology. It is employed in numerous FDA-cleared products that have been used by physicians in more than 6 million diagnostic tests of nerve function. We have an intellectual property base that encompasses 64 issued and pending patents and extensive, difficult to replicate know-how in our practice area. We have an experienced management team and Board of Directors, and we are strategically located in the greater Boston area.

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

During the past three years we have launched two products with the potential to change medical practice. SENSUS, our wearable transcutaneous electrical nerve stimulator indicated for management of chronic pain, and the only device cleared by the FDA for use during sleep, was launched in early 2013. Revenues from SENSUS were approximately $200,000 in 2013 and were $256,000 for the quarter ended June 30, 2014. We market SENSUS to physicians managing patients with painful diabetic neuropathy, or PDN, and other forms of chronic pain. The prevalence of PDN is 16% to 26% of people with diabetes representing a three to five million patient group. We are building demand by contracting with independent durable medical equipment, or DME, suppliers employing sales representatives who detail physicians. Physician prescriptions are fulfilled by the DME suppliers who maintain a stock of SENSUS devices and consumables

NC-stat DPNCheck, our point-of-care neuropathy test for accurate and cost-effective screening, diagnosing and monitoring of peripheral neuropathies such as diabetic peripheral neuropathy, was launched in late 2011. Revenues were approximately $1.3 million in 2013 and were $360,000 for the quarter ended June 30, 2014. Our sales efforts in the U.S. market are focused on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Outside of the U.S. we are working with Omron Healthcare. We received regulatory approval in Japan during the second quarter of 2014 and expect to launch NC-stat DPNCheck in that market during the third quarter of 2014. Other attractive international market opportunities include China where we are also working with Omron Healthcare and the Middle East and Mexico which we are addressing with local distributors.

We manage our historical neurodiagnostics business, centered on the ADVANCE System, for cash flow and not growth. This business generated $3.8 million in revenue during 2013 and $728,000 for the quarter ended June 30, 2014 and has few direct cash operating expenses. We expect this line of our business will continue to decline in the future.

Recent Developments

On June 24, 2014, the Company entered into a Securities Purchase Agreement with a single institutional investor providing for the issuance of common stock, convertible preferred stock and warrants to purchase common stock, which is referred to as the 2014 Offering. The Company received net proceeds of $7.9 million from the 2014 Offering. See Note 9, Stockholders’ Equity, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction.

Results of Operations

Comparison of Quarters Ended June 30, 2014 and 2013

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Revenues	$1,343.8	$1,160.5	$183.3	15.8%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic pain; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the second quarter of 2014, we shipped approximately 1,700 SENSUS devices plus consumable electrodes and recorded revenue of approximately $256,000 compared to 208 devices and $32,000 in revenue recorded in the second quarter of 2013. In the second quarter of 2014 we recorded revenue of $360,000 from sales of NC-stat DPNCheck devices and consumable biosensors compared to $129,000 in revenue recorded in the second quarter of 2013. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $728,000 in the second quarter of 2014, compared to $1.0 million in the second quarter of 2013.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenues	$655.3	$501.1	$154.2	30.8%

Gross profit	$688.4	$659.3	$29.2	4.4%

Our cost of revenues increased to $655,300 in the second quarter of 2014, compared to $501,100 in the second quarter of 2013. Gross margin decreased to 51.2% in the second quarter of 2014 from 56.8% in the second quarter of 2013. The decline in gross margin was due to a shift in product mix to lower margin SENSUS devices and to increased manufacturing costs associated with higher production.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,464.8	$913.8	$551.0	60.3%
Sales and marketing	694.7	880.2	(185.5)	(21.1)
General and administrative	1,148.3	992.2	156.1	15.7
Total operating expenses	$3,307.8	$2,786.2	$521.6	18.7%

Research and Development

Research and development expenses for the quarters ended June 30, 2014 and 2013 were $1.5 million and $913,800, respectively. The increase of $551,000 included outside engineering costs of $337,000 associated with development of an over-the-counter wearable device for chronic pain. Personnel costs, including severance costs, were higher in the second quarter of 2014 by $178,000.

Sales and Marketing

Sales and marketing expenses decreased to $694,700 for the quarter ended June 30, 2014 from $880,200 for the quarter ended June 30, 2013. The reduction of $185,500 included the effects of lower headcount and personnel-related costs totaling $375,700 partially offset by increased recruiting spending of $139,700.

General and Administrative

General and administrative expenses increased by $156,100 to $1.1 million for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. This increase was primarily attributable to increased personnel costs totaling $98,400 and consulting and professional fees of $101,400, partially offset by a decrease in bad debt expense of $32,900.

Interest Income

Interest income was approximately $1,000 and $1,400 for the quarters ended June 30, 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $27,600 and $376,300 consists of offering costs allocated to warrants in the 2014 offering and 2013 offering, respectively.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $475,261 relates to the revaluation of warrants issued in the 2014 Offering between the closing date of the 2014 Offering and the reporting date of June 30, 2014, plus the revaluation of warrants issued in the 2013 Offering between March 31, 2014 and June 30, 2014.

Comparison of Six Months Ended June 30, 2014 and 2013

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Revenues	$2,675.3	$2,561.9	$113.4	4.4%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. Through the second quarter of 2014, we shipped approximately 3,200 SENSUS devices plus consumable electrodes and recorded revenue of approximately $451,000 compared to 353 devices and $65,000 in revenue recorded through the second quarter of 2013. Through the second quarter of 2014 we recorded revenue of $638,000 from sales of NC-stat DPNCheck devices and consumable biosensors. This was in comparison with $444,000 in revenue recorded through the second quarter of 2013. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $1.6 million through the second quarter of 2014, compared to $2.1 million through the second quarter of 2013.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Cost of revenues	$1,270.4	$1,070.9	$199.5	18.6%

Gross profit	$1,404.9	$1,491.0	$(86.1)	(5.7)%

Our cost of revenues increased to $1.3 million through the second quarter of 2014, compared to $1.1 million through the second quarter of 2013. Gross margin decreased to 52.5% in the second quarter of 2014 from 58.2% in the second quarter of 2013. The decline in gross margin was due to a shift in product mix to lower margin SENSUS devices and to increased manufacturing costs associated with higher production.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2014	2013	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,328.5	$1,987.3	$341.2	17.2%
Sales and marketing	1,140.9	1,660.1	(519.2)	(31.3)
General and administrative	2,295.0	2,225.8	69.2	3.1
Total operating expenses	$5,764.4	$5,873.2	$(108.8)	(1.9)%

Research and Development

Research and development expenses for the six months ended June 30, 2014 and 2013 were $2.3 million and $2.0 million, respectively. The increase of $341,200 was primarily related to outside engineering costs of $348,000 associated with development of an over-the-counter wearable device for chronic pain and increased net personnel costs of $108,000. This was partially offset by a decrease in clinical costs of $174,000

Sales and Marketing

Sales and marketing expenses decreased to $1.1 million for the six months ended June 30, 2014 from $1.7 million for the six months ended June 30, 2013. The reduction of $519,200 included the effects of lower headcount and associated personnel costs of $600,000 partially offset by increased consulting costs of $93,100.

General and Administrative

General and administrative expenses were approximately level during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Interest Income

Interest income was approximately $2,000 and $3,200 for the six months ended June 30, 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $27,600 and $376,300 consists of offering costs allocated to warrants in the 2014 offering and 2013 offering, respectively.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $990,000 relates to the revaluation of 2014 warrants between the closing date of the 2014 Offering to the reporting date of June 30, 2014, plus the revaluation of the 2013 warrants from December 31, 2013 to June 30, 2014.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2014, cash and cash equivalents totaled $13.7 million. On June 24, 2014, we entered into a securities purchase agreement providing for the issuance of (i) 664,600 shares of common stock at a price of $2.04 per share, (ii) 2,621.859 shares of Series A-3 Preferred Stock at a price of $1,000 per share, (iii) 4,022.357 shares of Series A-4 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 3,921,569 shares of common stock with an exercise price of $2.04 per share. We received net proceeds of approximately $7.9 million from the 2014 Offering. See Note 9, Stockholders’ Equity, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue to fund our operations will largely depend on the success of our diabetes products and management of our legacy neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	June 30, 2014	December 31, 2013	Change	% Change
	($ in thousands)

Cash and cash equivalents	$13,693.8	$9,195.8	$4,498.0	48.9%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. The amended Credit Facility expires on January 30, 2015. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2014, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. Of the Credit Facility limit, $225,000 is restricted to support a letter of credit issued in favor of our landlord in connection with the lease of our facilities in Waltham, Massachusetts. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2014 was $2,275,000.

To date our cash and cash equivalents have increased by $4.5 million this year reflecting proceeds of $8 million from the 2014 Offering offset by our loss from operations.

In managing our working capital, we monitor days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below:

	Quarters Ended June 30,		Year Ended December 31,
	2014	2013	2013

Days sales outstanding (days)	36	42	32
Inventory turnover rate (times per year)	4.1	2.6	3.9

The following table sets forth information relating to the sources and uses of our cash:

	Six Months Ended June 30,
	2014	2013

	(in thousands)

Net cash used in operating activities	$(3,444.9)	$(3,663.2)
Net cash used in investing activities	(17.4)	(16.0)
Net cash (used in) provided by financing activities	7,960.3	4,566.1

Our operating activities used $3.4 million in the six months ended June 30, 2014. The primary driver for the use of cash in our operating activities during the first six months of 2014 was our net loss of $3.4 million, which included non-cash charges of $170,000, for stock-based compensation and for depreciation and amortization, and non-cash credits of approximately $990,000 for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at June 30, 2014 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our future operating and capital needs beyond the next twelve months. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we currently have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the June 2014 Offering, we will be limited in the use of the shelf registration statement until June 2015. We have also filed a registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2014, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the treatment of diabetic neuropathies and adjacent forms of chronic pain and our expectations surrounding our NC-stat DPNCheck and SENSUS devices; our plans to develop and commercialize our products; the success and timing of our studies and/or clinical trials; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or governmental third-party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our 2013 Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our 2013 Form 10-K.

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

NEUROMETRIX, INC.

Date: July 24, 2014	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: July 24, 2014	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock (1).
3.2	Certificate of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock (1).
4.1	Form of Common Stock Purchase Warrant (1).
4.2	Amendment No. 3 to Shareholder Rights Agreement (1).
10.1	Purchase Agreement dated as of June 24, 2014, by and among NeuroMetrix, Inc. and the purchasers named therein (1).
10.2	Registration Rights Agreement dated as of June 24, 2014, by and among NeuroMetrix, Inc. and the purchasers named therein (1).
10.3	Fifth Modification to Loan and Security Agreement with Comerica Bank expiring January 15, 2015. Filed herewith.
10.4	Sixth Amended and Restated 2004 Stock Option and Incentive Plan (2).
10.5	Second Amended and Restated 2010 Employee Stock Purchase Plan (2).
31.1

Certification of Principal Executive Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2

Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2014 and December 31, 2013, (ii) Statements of Operations for the quarter ended June 30, 2014 and 2013, (iii) Statements of Cash Flows for the quarter ended June 30, 2014 and 2013, and (iv) Notes to Financial Statements.

(1)	Incorporated herein by reference to NeuroMetrix, Inc.’s Current Report on Form 8-K filed on June 25, 2014 (File No. 001-33351).

(2)	Incorporated by reference to NeuroMetrix, Inc.’s Definitive Proxy Statement filed on April 7, 2014 (File No. 0001-33351)