Form 10-Q
period 2014-09-30
NeuroMetrix, Inc.
filed 2014-10-28
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

7,944,257 shares of common stock, par value $0.0001 per share, were outstanding as of October 24, 2014.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$11,687,021	$9,195,753
Accounts receivable, net	611,790	390,922
Inventories	630,236	563,036
Prepaid expenses and other current assets	440,906	416,816
Total current assets	13,369,953	10,566,527

Fixed assets, net	198,045	229,313
Other long-term assets	555	923
Total assets	$13,568,553	$10,796,763

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$522,714	$322,896
Accrued compensation	778,053	386,004
Accrued expenses	1,215,058	870,196
Current portion of deferred revenue	38,716	68,812
Total current liabilities	2,554,541	1,647,908

Deferred revenue, net of current portion	10,050	15,277
Common stock warrants	4,803,015	1,938,603
Total liabilities	7,367,606	3,601,788

Commitments and contingencies (See Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2014 and December 31, 2013:	—	—
Convertible preferred stock; 11,083 and 4,438 shares designated at September 30, 2014 and December 31, 2013, respectively, and 4,022.357 and 0 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	4	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,944,257 and 5,945,581 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	794	595
Additional paid-in capital	157,669,250	153,806,460
Accumulated deficit	(151,469,101)	(146,612,080)
Total stockholders’ equity	6,200,947	7,194,975
Total liabilities and stockholders’ equity	$13,568,553	$10,796,763

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$1,427,828	$1,314,728	$4,103,135	$3,876,654

Cost of revenues	639,025	578,484	1,909,443	1,649,429

Gross profit	788,803	736,244	2,193,692	2,227,225

Operating expenses:
Research and development	945,349	740,324	3,273,900	2,727,590
Sales and marketing	537,785	581,079	1,678,665	2,241,138
General and administrative	1,310,012	1,014,295	3,605,047	3,240,049

Total operating expenses	2,793,146	2,335,698	8,557,612	8,208,777

Loss from operations	(2,004,343)	(1,599,454)	(6,363,920)	(5,981,552)

Interest income	1,336	1,407	3,362	4,570
Warrants offering costs	(23,256)	—	(50,874)	(376,306))
Change in fair value of warrant liability	564,550	881,783	1,554,411	2,037,779

Net loss	$(1,461,713)	$(716,264)	$(4,857,021)	$(4,315,509)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.19)	$(0.26)	$(1.18)	$(2.13)

Weighted average number of common shares outstanding, basic and diluted	7,853,292	2,725,466	6,602,626	2,387,462

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,857,021)	$(4,315,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103,250	116,398
Stock-based compensation	208,358	158,932
Inventory charges	—	95,186
Warrants offering cost	50,874	376,306
Change in fair value of warrant liability	(1,554,411)	(2,037,779)
Changes in operating assets and liabilities:
Accounts receivable	(220,868)	(52,768)
Inventories	(67,200)	195,121
Prepaid expenses and other current assets	(26,476)	(27,662)
Accounts payable	199,818	5,870
Accrued expenses and compensation	841,317	208,588
Deferred revenue, deferred costs, and other	(32,570)	(53,191)
Net cash used in operating activities	(5,354,929)	(5,330,508)

Cash flows from investing activities:
Purchases of fixed assets	(71,982)	(27,808)
Net cash used in investing activities	(71,982)	(27,808)

Cash flows from financing activities:
Net proceeds from issuance of stock and other equity	7,918,179	4,512,935
Payments on capital lease	—	(17,929)
Net cash provided by financing activities	7,918,179	4,495,006

Net increase (decrease) in cash and cash equivalents	2,491,268	(863,310)
Cash and cash equivalents, beginning of period	9,195,753	8,699,478
Cash and cash equivalents, end of period	$11,687,021	$7,836,168

Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$104,402	$285,296
Warrants issued under Securities Purchase Agreement recorded as a non-current liability	$4,418,824	$4,011,205

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

September 30, 2014

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company is an innovative health-care company that develops wearable medical technology and point-of-care diagnostic tests to help patients and physicians better manage chronic pain, nerve diseases, and neuropathic sleep disorders. The Company believes that there are large and important unmet needs in the treatment of diabetic neuropathies and adjacent forms of chronic pain. With substantial experience in medical devices to measure and alter peripheral nerve function, the Company believes it is well positioned to address these unmet needs through the development of novel proprietary medical devices. Accordingly, the Company has a major focus on developing and marketing medical devices for diabetic neuropathies. The Company has over a decade of experience in neuropathy detection starting with approval in 1998 by the United States Food and Drug Administration, or FDA, of the NC-stat System, a point-of-care device for the performance of general purpose nerve conduction studies.

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

The Company held cash and cash equivalents of $11.7 million as of September 30, 2014. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements for at least the next twelve months. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of the Company’s products and the uncertainty of future revenues from the Company’s new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes in the Company’s research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its future operating and capital needs beyond the next twelve months. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occur, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2014, unaudited statements of operations for the quarters and nine months ended September 30, 2014 and 2013 and the unaudited statements of cash flows for the nine months ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 24, 2014 (File No. 001-33351), or the Company’s 2013 Form 10-K. The accompanying balance sheet as of December 31, 2013 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

During the quarter and nine months ended September 30, 2014 two customers accounted for a combined 31% and 22% of total revenue, respectively. At September 30, 2014, two customers accounted for a combined 32% of gross accounts receivables.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our financial position, results of operations or cash flows.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

2.	Comprehensive Loss

For the quarters and nine months ended September 30, 2014 and 2013, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options	576,746	236,381	406,540	113,447
Warrants	4,978,892	3,147,889	2,436,336	1,804,593
Unvested restricted stock	15,493	17,665	16,512	24,035
Convertible preferred stock	1,971,744	1,875,308	693,361	833,667
Total	7,542,875	5,277,243	3,552,749	2,775,742

  The Beneficial Conversion Feature, or BCF, recorded in both the 2014 Offering and 2013 Offering, as defined in Note 9, have been recognized as deemed dividends attributable to the Preferred Stock and are reflected as an adjustment in the calculation of earnings per share. See Note 9, Stockholders’ Equity, for further details.

Net loss per common share was determined as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(1,461,713)	$(716,264)	$(4,857,021)	$(4,315,509)
Deemed dividend attributable to preferred stockholders in connection with embedded conversion features	—	—	(2,955,668)	(766,872)
Net loss applicable to common stockholders	$(1,461,713)	$(716,264)	$(7,812,689)	$(5,082,381)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.19)	$(0.26)	$(1.18)	$(2.13)

Weighted average number of common shares outstanding, basic and diluted	7,853,292	2,725,466	6,602,626	2,387,462

4.	Inventories

Inventories consist of the following:

	September 30, 2014	December 31, 2013

Purchased components	$193,854	$205,320
Finished goods	436,382	357,716
	$630,236	$563,036

5.	Accrued Compensation and Expenses

The following table provides a rollforward of the liability balance for severance obligations, of which was recorded as research and development expense in the Company’s Statement of Operations during the three and nine months ended September 30, 2014. The balance as of September 30, 2014 will be paid out by June 30, 2015. There was $110,608 in severance charges accrued as of December 31, 2013.

	Quarter Ended September 30, 2014	Nine Months Ended September 30,2014

Balance – beginning	$302,758	$110,608
Accrual for severance	—	302,758
Severance payments made	(82,149)	(192,757)
Balance at September 30, 2014	$220,609	$220,609

Accrued expenses consist of the following:

	September 30, 2014	December 31, 2013

Technology fees	$450,000	$450,000
Professional services	364,471	263,642
Clinical study obligations	37,000	51,424
Sales taxes	29,689	32,688
Personnel related obligations	85,406	12,322
Federal excise tax	23,934	24,600
Consulting fees	47,639	—
Other	176,919	35,520
	$1,215,058	$870,196

6.	Commitments and Contingencies

Operating Lease

In June 2013, the Company amended the lease agreement dated October 18, 2000 between Fourth Avenue LLC and the Company for office and engineering laboratory space to extend the term of the lease through March 31, 2015. Base rent for the period from January 2014 through March 2015 is $52,917 per month.

The Company plans to relocate its corporate headquarters and operations facilities. In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn Massachusetts (the “Woburn Lease”). The Woburn Lease commences December 1, 2014 and has a monthly base rent of $7,350. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commences on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations will be accrued and recognized over the term of occupancy such that rent expense is recognized on a straight-line basis. Under the Waltham Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease payments, so that rent expense will be recognized on a straight-line basis over the remaining term of occupancy.

7.	Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

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

		Fair Value Measurements at September 30, 2014 Using
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$10,887,755	$10,887,755	$—	$—
Total	$10,887,755	$10,887,755	$—	$—

Liabilities:
Common stock warrants	$4,803,015	$—	$—	$4,803,015
Total	$4,803,015	$—	$—	$4,803,015

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at September 30, 2014 using the Black-Scholes model, which is based on Level 3 inputs. As of September 30, 2014, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $4.8 million at September 30, 2014.

		Black-Scholes Inputs to Warrant Liability Valuation at September 30, 2014
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.80	$2.04	69.53%	1.69%	4yr 9mo	none
2013 Offering	$1.80	$2.00	75.66%	1.34%	3yr 8mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between the initial warrant issuances in June 2013 and September 30, 2014.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2012	$—	$—	$—
Initial fair value of warrants at issuance in June 2013	—	4,011,205	4,011,205
Change in fair value of warrant liability	—	289,657	289,657
Reclassification of liability to additional paid-in capital upon exercise of warrants	—	(2,362,259)	(2,362,259)
Balance at December 31, 2013	$—	$1,938,603	$1,938,603
Initial fair value of warrants at issuance in June 2014	4,418,823	—	4,418,823
Change in fair value of warrant liability	(603,133)	(951,278)	(1,554,411)
Balance at September 30, 2014	$3,815,690	$987,325	$4,803,015

		Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,926,600	$3,926,600	$—	$——
Total	$3,926,600	$3,926,600	$—	$—

Liabilities:
Common stock warrants	$1,938,603	$—	$—	$1,938,603
Total	$1,938,603	$—	$—	$1,938,603

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

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank, that was amended and extended on January 31, 2014 until January 15, 2015. As of September 30, 2014, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2014, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $451,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its existing premise and the premise leased in September 2014 for its future corporate offices. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2014 was $2.0 million.

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

The purchase agreement entered into in June 2013 (the “2013 Offering) provided for the issuance of (i) 248,147 shares of common stock at a price of $2.095 per share, (ii) 1,066.254 shares of Series A-1 Preferred Stock at a price of $1,000 per share, (iii) 3,370.510 shares of Series A-2 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 2,365,934 shares of common stock with an exercise price of $2.00 per share. The 2013 Offering resulted in approximately $5.0 million in gross proceeds, before deducting placement agent fees and other expenses. Net proceeds from the 2013 Offering were approximately $4.5 million.

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

The Series A-4 Preferred Stock is convertible into an aggregate of 1,971,744 shares of common stock. During June and July 2014, all of the shares of the Series A-3 Preferred Stock were converted into 1,285,225 shares of common stock. All of the Series A-1 Preferred Stock and the Series A-2 Preferred Stock issued in the 2013 Offering was converted in 2013 into a total of 2,117,787 shares of common stock.

The Company will continue to revalue unexercised warrants from both offerings at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants will be recognized in the Company's statement of operations. The warrants issued in connection with the 2013 Offering and the 2014 Offering are within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised and since the Company is required to pay cash in the event it does not make timely filings with the SEC, the Company reflected the warrants as a liability in the balance sheet.

The fair value of the warrants issued in connection with the 2014 Offering was estimated to be $4.4 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.00, exercise price of $2.04, expected volatility of 67.48%, risk free interest rate of 1.64%, expected term of five years, and no dividends. These warrants remain outstanding. They were revalued at September 30, 2014 in the amount of $3.8 million using the same Black-Scholes model and the liability was reflected in the September 30, 2014 balance sheet.

The 2013 Offering warrants were estimated at a fair value of $4.0 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.60, exercise price of $2.00, expected volatility of 73.6%, risk free interest rate of 1.05%, expected term of five years, and no dividends. These warrants were revalued at each subsequent reporting period using the same Black-Scholes model. The liability for the remaining 1,057,323 warrants from the 2013 Offering was reflected in the balance sheet at September 30, 2014 in the amount of $987,000.

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

During the past three years we have launched two products with the potential to change medical practice. SENSUS, our wearable transcutaneous electrical nerve stimulator indicated for management of chronic pain, and the only device cleared by the FDA for use during sleep, was launched in early 2013. Revenues from SENSUS were approximately $615,000 and $138,000 for the nine months ended September 30, 2014 and 2013, respectively. We market SENSUS to physicians managing patients with painful diabetic neuropathy, or PDN, and other forms of chronic pain. The prevalence of PDN is 16% to 26% of people, with diabetes representing a –three to five million patient group. We are building demand by contracting with independent durable medical equipment, or DME, suppliers employing sales representatives who detail physicians. Physician prescriptions are fulfilled by the DME suppliers who maintain a stock of SENSUS devices and consumables

NC-stat DPNCheck, our point-of-care neuropathy test for accurate and cost-effective screening, diagnosing and monitoring of peripheral neuropathies such as diabetic peripheral neuropathy, was launched in late 2011. Revenues were approximately $1.2 million and $761,000 for the nine months ended September 30, 2014 and 2013, respectively. Our sales efforts in the U.S. market are focused on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. For Medicare Advantage providers, we believe that NC-stat DPNCheck presents a compelling clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by NC-stat DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Outside of the United States we are working with Omron Healthcare Company, Ltd. on regulatory and distribution matters. We received regulatory approval in Japan during the second quarter of 2014 and we launched NC-stat DPNCheck in that market during the third quarter of 2014. Other attractive international market opportunities include China where we are also working with Omron Healthcare.

We manage our historical neurodiagnostics business, centered on the ADVANCE System, for cash flow and not growth. This business generated approximately $3.8 million in revenue during 2013 and $2.2 million and $3.0 million for the nine ended September 30, 2014 and 2013, respectively. We expect this line of our business will continue to decline in the future.

Results of Operations

Comparison of Quarters Ended September 30, 2014 and 2013

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Revenues	$1,427.8	$1,314.7	$113.1	8.6%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic pain; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. During the third quarter of 2014, we shipped approximately 950 SENSUS devices plus consumable electrodes and recorded revenue of approximately $164,000 compared to 557 devices and $73,000 in revenue recorded in the third quarter of 2013. In the third quarter of 2014 we recorded revenue of $611,000 from sales of NC-stat DPNCheck devices and consumable biosensors, compared to $317,000 in revenue recorded in the third quarter of 2013. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $653,000 in the third quarter of 2014, compared to $925,000 in the third quarter of 2013.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Cost of revenues	$639.0	$578.5	$60.5	10.5%

Gross profit	$788.8	$736.2	$52.6	7.1%

Our cost of revenues increased to $639,000 in the third quarter of 2014, compared to $578,500 in the third quarter of 2013. Gross margin decreased to 55.2% in the third quarter of 2014 from 56.0% in the third quarter of 2013. The decline in gross margin was primarily due to a shift in product mix to lower margin SENSUS devices.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Operating expenses:
Research and development	$945.3	$740.3	$205.0	27.7%
Sales and marketing	537.8	581.1	(43.3)	(7.5)%
General and administrative	1,310.0	1,014.3	295.7	29.2%
Total operating expenses	$2,793.1	$2,335.7	$457.4	19.6%

Research and Development

Research and development expenses for the quarters ended September 30, 2014 and 2013 were $945,300 and $740,300, respectively. The increase of $205,000 included outside engineering costs of $343,000 associated with development of an over-the-counter wearable device for chronic pain. Personnel related costs including stock based compensation and recruiting costs were lower in the third quarter of 2014 due to lower headcount and accrued incentive compensation.

Sales and Marketing

Sales and marketing expenses decreased to $537,800 for the quarter ended September 30, 2014 from $581,100 for the quarter ended September 30, 2013. The reduction of $43,300 included the effects of lower consulting and outside services costs totaling $107,000 offset by increased personnel related costs of $64,000.

General and Administrative

General and administrative expenses increased by $295,700 to $1.3 million for the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013. This change was primarily attributable to the following increases: Board of Directors and consulting costs totaling $92,000, bad debt expense of $20,000, financial printing costs of $8,000 and other expenses totaling $171,000.

Interest Income

Interest income was approximately $1,300 and $1,400 for the quarters ended September 30, 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $23,300 consists of offering costs allocated to warrants in the 2014 Offering.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $565,000 relates to the revaluation of warrants issued in the 2014 Offering and 2013 Offering from the fair value of $5.4 million estimated at June 30, 2014 to $4.8 million at September 30, 2014.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Revenues	$4,103.1	$3,876.7	$226.4	5.8%

Revenues include sales from SENSUS, our therapeutic device for relief of chronic, intractable pain; NC-stat DPNCheck, our diagnostic test for DPN; and our legacy ADVANCE neurodiagnostics business. Through the third quarter of 2014 we shipped approximately 4,100 SENSUS devices plus consumable electrodes and recorded revenue of approximately $615,000 compared to 910 devices and $138,000 in revenue recorded through the third quarter of 2013. Through the third quarter of 2014 we recorded revenue of $1.2 million from sales of NC-stat DPNCheck devices and consumable biosensors. This was in comparison with $761,000 in revenue recorded through the third quarter of 2013. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $2.2 million through the third quarter of 2014, compared to $3.0 million through the third quarter of 2013.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Cost of revenues	$1,909.4	$1,649.4	$260.0	15.8%

Gross profit	$2,193.7	$2,227.2	$(33.5)	(1.5)%

Our cost of revenues increased to $1.9 million through the third quarter of 2014, compared to $1.6 million through the third quarter of 2013. Gross margin decreased to 53.5% in the third quarter of 2014 from 57.5% in the third quarter of 2013. The decline in gross margin was due to a shift in product mix to lower margin SENSUS devices.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2014	2013	Change	% Change
		(in thousands)
Operating expenses:
Research and development	$3,273.9	$2,727.6	$546.3	20.0%
Sales and marketing	1,678.7	2,241.1	(562.4)	(25.1)
General and administrative	3,605.0	3,240.1	364.9	11.3
Total operating expenses	$8,557.6	$8,208.8	$348.8	4.2%

Research and Development

Research and development expenses for the nine months ended September 30, 2014 and 2013 were $3.3 million and $2.7 million, respectively. The increase of $546,300 was primarily related to outside engineering costs of $632,000 associated with development of an over-the-counter wearable device for chronic pain and increased professional fees of $49,000. This was partially offset by a decrease in clinical and development costs of $148,000.

Sales and Marketing

Sales and marketing expenses decreased to $1.7 million for the nine months ended September 30, 2014 from $2.2 million for the nine months ended September 30, 2013. The reduction of $562,400 included the effects of lower headcount and associated personnel costs of $536,000.

General and Administrative

General and administrative expenses increased to $3.6 million for the nine months ended September 30, 2014 from $3.2 million for the nine months ended September 30, 2013. The increase of $364,900, primarily relates to increased consulting costs $156,000, and personnel related costs including stock based compensation and recruiting fees of $84,000.

Interest Income

Interest income was approximately $3,300 and $4,600 for the nine months ended September 30, 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Warrants offering costs

Warrants offering costs of $50,900 and $376,300 consists of offering costs allocated to warrants in the 2014 Offering and 2013 Offering, respectively.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $1.5 million relates to the revaluation of 2014 warrants between the closing date of the 2014 Offering to the reporting date of September 30, 2014, plus the revaluation of the 2013 warrants from December 31, 2013 to September 30, 2014

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2014, cash and cash equivalents totaled $11.7 million. On June 24, 2014, we entered into a securities purchase agreement providing for the issuance of (i) 664,600 shares of common stock at a price of $2.04 per share, (ii) 2,621.859 shares of Series A-3 Preferred Stock at a price of $1,000 per share, (iii) 4,022.357 shares of Series A-4 Preferred Stock at a price of $1,000 per share, and (iv) five year warrants to purchase up to 3,921,569 shares of common stock with an exercise price of $2.04 per share. We received net proceeds of approximately $7.9 million from the 2014 Offering. See Note 9, Stockholders’ Equity, of our Notes to Unaudited Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q for further information regarding this transaction. Our ability to generate revenue to fund our operations will largely depend on the success of our diabetes products and management of our legacy neurodiagnostic business to optimize cash flow. A low level of market interest in NC-stat DPNCheck or SENSUS, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	September 30, 2014	December 31, 2013	Change	% Change
		(in thousands)

Cash and cash equivalents	$11,687.0	$9,195.8	$2,491.2	27.1%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. The amended Credit Facility expires on January 30, 2015. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of September 30, 2014, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $451,731 of the amount under the Credit Facility is restricted to support letter of credits issued in favor of our landlords in connection with our lease arrangements. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2014 was $2.0 million.

Our cash and cash equivalents have increased by $2.5 million this year reflecting proceeds of $8 million from the 2014 Offering offset by our loss from operations.

In managing our working capital, we monitor days sales outstanding and inventory turnover rate, which are presented in the table below:

	Quarters Ended September 30,		Year Ended December 31,
	2014	2013	2013

Days sales outstanding (days)	36	40	32
Inventory turnover rate (times per year)	4.1	3.6	3.9

The following table sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2014	2013

	(in thousands)

Net cash used in operating activities	$(5,354.9)	$(5,330.5)
Net cash used in investing activities	(72.0)	(27.8)
Net cash (used in) provided by financing activities	7,918.2	4,495.0

Our operating activities used $5.4 million in the nine months ended September 30, 2014. The primary driver for the use of cash in our operating activities during the first nine months of 2014 was our net loss of $4.9 million, which included non-cash charges of $312,000, for stock-based compensation and for depreciation and amortization, and non-cash credits of approximately $1.6 million for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at September 30, 2014 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) unanticipated decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our future operating and capital needs beyond the next twelve months. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC to register shares of our common stock and other securities for sale, giving us the opportunity to raise funding when considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we currently have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the June 2014 Offering, we will be limited in the use of the shelf registration statement until June 2015. We have also filed a registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2014, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on our financial position, results of operations or cash flows.

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the first quarter of 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

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

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

While we are not a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our 2013 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commences December 1, 2014 and has a monthly base rent of $7,350. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commences on February 20, 2015 and the lease includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations will be accrued and recognized over the term of occupancy such that rent expense is recognized on a straight-line basis. Under the Waltham Lease, the landlord is responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. If the landlord and the Company mutually agree to make improvements that cost in excess of the agreed upon landlord cost, the landlord will bill that excess cost to the Company as additional rent. This additional rent, if and when incurred, will be included in the net calculation of lease payments, so that rent expense will be recognized on a straight-line basis over the remaining term of occupancy. The descriptions of the Woburn Lease and Waltham Lease contained herein do not purport to be complete and are qualified in their entirety by reference to the full text of the Woburn Lease and the Waltham Lease, copies of which are set forth as Exhibit 10.1 and 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

In October 2014, the Compensation Committee of the Board of Directors approved modifications to the Management Retention and Incentive Plan (the “Plan”). A full description of the Plan is included under Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed on August 3, 2012, which is incorporated herein by reference. Under the Plan, a portion of the consideration payable upon a change of control transaction, as defined in the Plan, would be paid to executive officers and certain other key employees. The modifications of the Plan include eliminating a provision which reduced management Percentage Interest in a change of control transaction following the closing of an Equity Financing, as defined in the Plan. In addition, the Plan was modified to set at 2% the Percentage Interest of the Company’s Chief Financial Officer in a change of control transaction. The description of the Plan, as modified, contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, as modified, a copy of which is set forth as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

In October 2014, the Compensation Committee of the Board of Directors approved a new employment agreement (the “Employment Agreement”) for the Company’s Chief Financial Officer. The agreement was designed to reflect current industry employment practices based on consultations with Radford. The employment agreement of the Chief Financial Officer has a term of three years, a base salary of $325,000, bonus target of 50% and separation benefits of salary, bonus target and benefits continuation of twelve months. Additionally, if there is a separation in connection with a change of control, all options held by the Chief Financial Officer, as applicable, will accelerate and vest in full. The description of the employment agreement contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is set forth as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

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

NEUROMETRIX, INC.

Date: October 28, 2014	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 28, 2014	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Lease Agreement by and between the Company and Cummings Properties, LLC, dated August 27, 2014

10.2	Lease Agreement by and between the Company and Boston Properties, Inc., dated September 10, 2014

10.3	Management Retention and Incentive Plan, as modified, dated October 27, 2014

10.4	Employment Agreement by and between the Company and the Senior Vice President and Chief Financial Officer, dated October 27, 2014

10.5	Employment Agreement by and between the Company and the Senior Vice President and General Manager, Consumer, dated August 14, 2014

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

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (iii) Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Financial Statements.