Form 10-Q
period 2015-03-31
NeuroMetrix, Inc.
filed 2015-04-24
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-33351

________________________

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1000 Winter Street, Waltham, Massachusetts	02451
(Address of principal executive offices)	(Zip Code)

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

8,519,151 shares of common stock, par value $0.0001 per share, were outstanding as of April 22, 2015.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$6,403,123	$9,221,985
Accounts receivable, net	921,595	580,240
Inventories	635,163	679,740
Prepaid expenses and other current assets	262,937	608,160
Total current assets	8,222,818	11,090,125

Fixed assets, net	539,718	311,520
Other long-term assets	368,366	585
Total assets	$9,130,902	$11,402,230

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$916,519	$522,871
Accrued compensation	779,877	885,353
Accrued expenses	1,286,184	1,264,876
Current portion of deferred revenue	336,353	25,048
Total current liabilities	3,318,933	2,698,148

Deferred revenue, net of current portion	9,296	9,635
Common stock warrants	4,121,030	5,307,332
Total liabilities	7,449,259	8,015,115

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2015 and December 31, 2014; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Convertible preferred stock, 11,083 and 4,438 shares designated at March 31, 2015 and December 31, 2014, respectively, and 3,206.357 and 3,614.357 shares issued and outstanding at March 31, 2015 and December 31, 2014	3	4
Common stock, $0.0001 par value; 50,000,000 shares authorized; 8,519,151 and 8,152,746 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	852	815
Additional paid-in capital	158,130,318	157,764,598
Accumulated deficit	(156,449,530)	(154,378,302)
Total stockholders’ equity	1,681,643	3,387,115
Total liabilities and stockholders’ equity	$9,130,902	$11,402,230

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2015	2014

Revenues	$1,282,960	$1,331,537

Cost of revenues	637,261	615,081

Gross profit	645,699	716,456

Operating expenses:
Research and development	902,542	863,718
Sales and marketing	1,455,686	446,216
General and administrative	1,546,090	1,146,757

Total operating expenses	3,904,318	2,456,691

Loss from operations	(3,258,619)	(1,740,235)

Interest income	1,089	1,036
Change in fair value of warrant liability	1,186,302	514,600

Net loss	$(2,071,228)	$(1,224,599)

Net loss per common share, basic and diluted	$(0.25)	$(0.21)

Weighted average number of common shares outstanding, basic and diluted	8,274,084	5,931,134

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,071,228)	$(1,224,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,144	34,965
Stock-based compensation	83,999	76,484
Change in fair value of warrant liability	(1,186,302)	(514,600)
Changes in operating assets and liabilities:
Accounts receivable	(341,355)	(139,744)
Inventories	44,577	(102,659)
Prepaid expenses and other current assets	344,874	60,186
Accounts payable	311,487	135,090
Accrued expenses and compensation	197,589	72,133
Deferred revenue, deferred costs, and other	(56,466)	(5,356)
Net cash used in operating activities	(2,643,681)	(1,608,100)

Cash flows from investing activities:
Purchases of fixed assets	(175,181)	(4,115)
Net cash used in investing activities	(175,181)	(4,115)

Net decrease in cash and cash equivalents	(2,818,862)	(1,612,215)
Cash and cash equivalents, beginning of period	9,221,985	9,195,753
Cash and cash equivalents, end of period	$6,403,123	$7,583,538
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$281,757	$104,405
Purchases of fixed assets in accounts payable	$82,161	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2015

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company develops wearable medical technology and point-of-care tests that help patients and physicians better manage chronic pain, nerve diseases, and sleep disorders. The Company markets the SENSUSTM Pain Management System, or SENSUS, which is a wearable therapeutic device designed for relief of chronic, intractable pain. The Company also markets DPNCheck®, which is a quantitative nerve conduction test that is used by physicians and health care professionals to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. The Company’s historical neurodiagnostic business is based on the ADVANCETM NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. The Company is developing a new over-the-counter wearable therapeutic device branded Quell which builds upon the core SENSUS neuro-stimulation technology. Quell was unveiled at the January 2015 Consumer Electronics Show (CES) and is targeted for commercial launch in the United States during the second quarter of 2015.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. The Company held cash and cash equivalents of $6.4 million as of March 31, 2015. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements through the third quarter of 2015. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the fourth quarter of 2015 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2015, unaudited statements of operations for the quarters ended March 31, 2015 and 2014 and the unaudited statements of cash flows for the quarters ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet as of December 31, 2014 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by US GAAP. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2015 (File No. 001-33351), or the Company’s 2014 Form 10-K.

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

Revenues associated with the sale of the SENSUS and DPNCheck devices and, when available, Quell are recognized upon shipment, provided that the selling price is fixed or determinable, persuasive evidence of an arrangement exists, collection of receivables is reasonably assured, product returns are reasonably estimable, and no continuing obligations exist.

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

During the first quarter of 2015, one customer accounted for 21% of total revenue and 22% of gross accounts receivables.

In comparison, in the first quarter of 2014, one customer accounted for 12% of total revenue and 16% of gross accounts receivables.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued a proposal to defer the effective date to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

2.	Comprehensive Loss

For the quarters ended March 31, 2015 and 2014, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended March 31,
	2015	2014
Options	809,257	314,443
Warrants	5,760,847	1,839,278
Unvested restricted stock	832	14,447
Convertible preferred stock	1,571,744	—
Total	8,142,680	2,168,168

4.	Inventories

Inventories consist of the following:

	March 31, 2015	December 31, 2014

Purchased components	$307,553	$209,426
Finished goods	327,610	470,314
	$635,163	$679,740

5.	Accrued Compensation and Expenses

The following table provides a rollforward of the liability balance for severance obligations which was recorded as research and development and sales and marketing expense in the Company’s Statement of Operations for the year ended December 31, 2014. The balance as of March 31, 2015 which is included as a component of accrued compensation on the balance sheet will be paid by June 30, 2015.

March 31, 2015
Balance - beginning	$148,921
Accrual for severance	—
Severance payments made	(77,457)
Balance - ending	$71,464

Accrued expenses consist of the following:

	March 31, 2015	December 31, 2014

Technology fees	$450,000	$450,000
Professional services	286,601	257,024
Consulting fees	35,550	173,759
Clinical study obligations	64,000	74,000
Sales taxes	44,774	34,206
Personnel related obligations	35,692	37,761
Federal excise tax	26,997	25,989
Other	342,570	212,137
	$1,286,184	$1,264,876

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,350. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,000. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at March 31, 2015. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at March 31, 2015 Using
	March 31,2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,469,330	$1,469,330	$—	$—
Total	$1,469,330	$1,469,330	$—	—

Liabilities:
Common stock warrants	$4,121,030	$—	$—	$4,121,030
Total	$4,121,030	$—	$—	$4,121,030

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at March 31, 2015 using the Black-Scholes model, which is based on Level 3 inputs. As of March 31, 2015, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $4.1 million at March 31, 2015.

	Black-Scholes Inputs to Warrant Liability Valuation at March 31, 2015
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.68	$2.04	71.57%	1.19%	4yr 3mo	none
2013 Offering	$1.68	$2.00	72.66%	0.95%	3yr 2mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2014 and March 31, 2015

	2014 Offering	2013 Offering	Total
Balance at December 31, 2014	$4,233,729	$1,073,603	$5,307,332
Change in fair value of warrant liability	(904,317)	(281,985)	(1,186,302)
Balance at March 31, 2015	$3,329,412	$791,618	$4,121,030

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,107,478	$4,107,478	$—	$—
Total	$4,107,478	$4,107,478	$—	$—

Liabilities:
Common stock warrants	$5,307,332	$—	$—	$5,307,332
Total	$5,307,332	$—	$—	$5,307,332

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

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of March 31, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended on January 23, 2015 and expires on January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $451,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its premises leased in September 2014 for its corporate offices and its prior premises. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2015 was $2.0 million.

9.	Stockholders’ Equity

In February 2015, 408 shares of Series A-4 Preferred Stock was converted by the holder into 200,000 shares of Common Stock. The Series A-4 Preferred Stock outstanding as of March 31, 2015 is convertible into an aggregate of 1,571,744 shares of common stock.

In March 2015, the Company issued an aggregate of 166,405 shares of fully vested common stock with a value of $281,700 in partial settlement of 2014 management incentive compensation. The shares issued reflected the $1.69 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 12, 2015. The 2014 issuance to settle the 2013 management incentive compensation totaled 42,615 shares with a value of $104,405 reflecting the $2.45 NASDAQ Capital Market closing price on February 25, 2014.

Total compensation cost related to nonvested awards not yet recognized at March 31, 2015 was $442,000. The total compensation costs is expected to be recognized over a weighted-average period of 2.8 years.

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

Quell, our most recent innovation, is a wearable device for relief of chronic intractable pain, such as nerve pain due to diabetes and lower back problems. It incorporates our OptiTherapyTM technology, a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine a therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device carried in a neoprene band that is worn on the upper calf and (2) an electrode that attaches to the device and is the interface between the device and the skin. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain and will be available over-the-counter. Users of the device will have the option of using their smartphones to automatically track and personalize their pain therapy. Quell was unveiled at the January 2015 Consumer Electronics Show (CES) where the response was positive. We hope to make Quell commercially available in the United States during the second quarter of 2015. Our commercial launch plan involves two distribution channels: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who would resell the product, and a direct-to-consumer channel using online marketing and lead generation.

During March 2015 we initiated a month-long, pre-order campaign for Quell on the crowdfunding platform Indiegogo. This campaign offered the opportunity to order Quell in advance of market launch and be one of the first to receive the product. The campaign was designed as a learning opportunity to test market interest in Quell and obtain feedback on design features. Our goal was to receive 500 preorders for the device and to obtain funding of approximately $100,000. As of March 31, 2015 we received preorders for approximately 1,500 Quell devices, generating gross proceeds of approximately $317,000.

We anticipate that the Quell device will sell for a retail price ranging between $200 and $250 and that the electrodes will be sold pursuant to monthly subscription programs for approximately $30 per month. We anticipate that our gross margins on Quell products will be in the range of 50% to 75% and that our sales and promotional spending will be approximately $200 to $300 per new user.

SENSUS, our prescription neuro-stimulation therapeutic device for relief of chronic pain, was launched in 2013 and provides the technological foundation for Quell. SENSUS revenues in 2014 were approximately $0.9 million and were approximately $0.2 million for the quarter ended March 31, 2015. It is distributed through durable medical equipment (DME) suppliers who call on pain medicine physicians, neurologists, endocrinologists, podiatrists, and primary care physicians to create awareness among physicians that are challenged with trying to manage chronic pain in their patients. These physicians prescribe SENSUS to their patients who, in turn, have their prescriptions fulfilled by a DME. The DME is also responsible for billing and collection from third party payers such as Medicare and other insurers. This is a high cost distribution channel with low margins. The DME channel is under pressure from Medicare’s competitive bidding initiative. We believe that the US growth opportunity for this prescription neuro-stimulation device is limited and that the more attractive opportunities are in the OTC market.

DPNCheck is our diagnostic test for peripheral neuropathies which commenced commercial shipments in the fourth quarter of 2011. DPNCheck revenues for 2014 were approximately $1.8 million and $0.5 million for the quarter ended March 31, 2015. Our United States sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities are developing in Japan where we received regulatory approval and launched DPNCheck with Omron Healthcare in 2014; in China where we are working with Omron Healthcare on the regulatory process and anticipate commercial launch in 2016; in Mexico where our distributor, Scienta Farma, recently received regulatory approval and plans to launch in mid 2015; and in the Middle East.

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

Results of Operations

Comparison of Quarters Ended March 31, 2015 and 2014

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$1,283.0	$1,331.5	$(48.5)	(3.6)%

Revenues include sales from SENSUS, our wearable therapeutic device for relief of chronic, intractable pain launched in January 2013; NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN launched in the fourth quarter of 2011; and our legacy ADVANCE neurodiagnostics business. First quarter of 2015 revenues of $1.3 million were approximately level with the first quarter of 2014. Revenues from our newer products, SENSUS and DPNCheck, grew by over 40% in the first quarter of 2015 versus the same quarter of 2014.

During the first quarter of 2015, we shipped approximately 1,024 SENSUS devices plus consumable electrodes and recorded revenue of approximately $176,000 compared to approximately 1,450 SENSUS devices and approximately $195,000 in revenue recorded in the first quarter in 2014. DPNCheck revenues of approximately $504,000 were 81% higher than the recorded revenue of $278,000 in the first quarter of 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $603,000 in the first quarter of 2015, compared to $858,000 in the first quarter of 2014. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$637.3	$615.1	$22.2	3.6%

Gross profit	$645.7	$716.4	$(70.7)	(9.9%)

Our cost of revenues increased to $637,300 in the first quarter of 2015, compared to $615,100 in the first quarter of 2014. Gross margin decreased to 50.3% in the first quarter of 2015 from 53.8% in the first quarter of 2014. The decrease was primarily due to unabsorbed manufacturing costs from lower production levels during the relocation of the Company’s manufacturing facilities in the first quarter of 2015.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$902.5	$863.7	$38.8	4.5%
Sales and marketing	1,455.7	446.2	1,009.5	226.2%
General and administrative	1,546.1	1,146.8	399.3	34.8%
Total operating expenses	$3,904.3	$2,456.7	$1,447.6	58.9%

Research and Development

Research and development expenses for the quarters ended March 31, 2015 and 2014 were $902,500 and $863,700, respectively. The increase of $38,800 primarily reflects increased spending of $178,000 on consulting and outside engineering support for product design and smart phone application development for our new wearable therapeutic device for chronic pain brand-named Quell. Clinical studies and prototype testing increased $52,000 in the first quarter of 2015 compared to the first quarter of 2014. This spending was offset by a reduction of $200,000 in personnel and personnel related costs.

Sales and Marketing

Sales and marketing expenses increased to $1.5 million for the quarter ended March 31, 2015 from $446,200 for the quarter ended March 31, 2014. The increase of $1.0 million included the effects of increased headcount and personnel related costs totaling $498,000 to support the release of our new Quell product. Advertising and marketing costs for outside services related to Quell accounted for approximately $323,000 in incremental spending versus the same quarter a year ago. Trade shows and travel costs increased approximately $120,000 in the first quarter of 2015 versus the first quarter of 2014.

General and Administrative

General and administrative expenses increased by $399,000 to $1.5 million for the quarter ended March 31, 2015 compared to the prior year quarter. This increase was attributable to $207,000 in personnel services related to IT and temporary support services, an increase in financial reporting fees of $53,000 and an increase of $52,000 related to franchise and other tax filings.

Interest Income

Interest income was approximately $1,000 during the quarter ended March 31, 2015 and 2014. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $1.2 million relates to the revaluation of warrants from the fair value of $5.3 million estimated at December 31, 2014 to $4.1 million at March 31, 2015. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at March 31, 2015 reflects our lower stock price at March 31, 2015 compared to December 31, 2014, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the first quarter of 2014 was $514,600.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2015, cash and cash equivalents totaled $6.4 million. Our ability to generate revenue to fund our operations will largely depend on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell, SENSUS or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	March 31, 2015	December 31, 2014	Change	% Change
	($ in thousands)

Cash and cash equivalents	$6,403.1	$9,222.0	$(2,818.9)	(30.6)%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. This Credit Facility was amended in January 2015 and will expire on January 15, 2016. As of March 31, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended and extended until January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $451,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its premises leased in September 2014 for its corporate offices and its prior premises. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2015 was $2.0 million.

During the first quarter of 2015, our cash and cash equivalents decreased by $2.8 million due mainly to our loss from operations.

In managing our working capital, we monitor days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below:

	Quarters Ended March 31,		Year Ended December 31,
	2015	2014	2014

Days sales outstanding (days)	42	31	38
Inventory turnover rate (times per year)	3.9	4.0	4.0

Payment terms extended to customers generally require payment within 30 days from invoice date. The inventory turnover rate has remained constant since December 31, 2014.

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended March 31,
	2015	2014

	(in thousands)
Net cash used in operating activities	$(2,643.7)	$(1,608.1)
Net cash used in investing activities	(175.2)	(4.1)
Net cash (used in) provided by financing activities	—	—

Our operating activities used $2.6 million in the quarter ended March 31, 2015. The primary driver for the use of cash in our operating activities during the first quarter of 2015 was our net loss of $2.1 million, which included non-cash charges of $113,000, for stock-based compensation and for depreciation and amortization, and non-cash credits of $1,186,300 for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at March 31, 2015 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2015. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the fourth quarter of 2015 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. As a result of the 2014 Offering, we will be limited in the use of this shelf registration statement until June 2015. We have also filed a registration statement for an equity offering on Form S-1, which has not yet been declared effective. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2015, we did not have any off-balance sheet financing arrangements.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued a proposal to defer the effective date to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application.  The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, our expected pricing and gross margins on our Quell products; such as our estimates regarding anticipated operating losses, future revenues and projected expenses, particularly as they relate to Quell and SENSUS; our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the treatment of chronic pain and our expectations surrounding Quell and our currently marketed products; our expectation that Quell has the potential to be the largest contributor to 2015 revenues of our marketed products; our expected timing and plans to develop and commercialize our products, including our hope to commercially launch Quell in the second quarter of 2015; our belief that controlled, personalized neuro-stimulation to suppress pain provides an important complement to existing pain medications and treatments and that we are well positioned to make neuro-stimulation widely available to chronic pain sufferers; our ability to execute our goal to build an installed base of active customer accounts and distributors for our marketed products; our plan to conduct Quell clinical studies to support our marketing and business plans and our hope that these studies will support future adoption of both Quell and SENSUS; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries, including developments related to third-party reimbursement; our expectation that we will continue to manufacture our current marketed products as well as Quell; our belief that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential domestic and international markets for our products and our ability to serve those markets; our belief that there are significant opportunities to market Quell outside of the United States and our plan to evaluate additional U.S. retail distribution opportunities after commercial launch of Quell; the rate and degree of market acceptance of any future products, including Quell; our reliance on key scientific management or personnel; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

NEUROMETRIX, INC.

Date: April 23, 2015	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 23, 2015	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Statements of Operations for the quarter ended March 31, 2015 and 2014, (iii) Statements of Cash Flows for the quarter ended March 31, 2015 and 2014, and (iv) Notes to Financial Statements.**