Form 10-Q
period 2015-06-30
NeuroMetrix, Inc.
filed 2015-07-23
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

11,040,959 shares of common stock, par value $0.0001 per share, were outstanding as of July 22, 2015.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$12,638,982	$9,221,985
Accounts receivable, net	588,686	580,240
Inventories	1,221,600	679,740
Prepaid expenses and other current assets	550,072	608,160
Total current assets	14,999,340	11,090,125

Fixed assets, net	809,519	311,520
Other long-term assets	224,127	585
Total assets	$16,032,986	$11,402,230

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$875,519	$522,871
Accrued compensation	632,347	885,353
Accrued expenses	1,241,157	1,264,876
Current portion of deferred revenue	612,090	25,048
Total current liabilities	3,361,113	2,698,148

Deferred revenue, net of current portion	9,732	9,635
Common stock warrants	1,041,911	5,307,332
Total liabilities	4,412,756	8,015,115

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2015 and December 31, 2014; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Series A convertible preferred stock, 11,083 and 4,438 shares designated at June 30, 2015 and December 31, 2014, respectively, and zero and 3,614.357 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	4
Series B convertible preferred stock, 147,000 and zero shares designated at June 30, 2015 and December 31, 2014, respectively, and 122,316 and zero shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	122	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 10,996,408 and 8,152,746 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,100	815
Additional paid-in capital	169,271,744	157,764,598
Accumulated deficit	(157,652,736)	(154,378,302)
Total stockholders’ equity	11,620,230	3,387,115
Total liabilities and stockholders’ equity	$16,032,986	$11,402,230

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$1,224,987	$1,343,770	$2,507,947	$2,675,307

Cost of revenues	595,032	655,337	1,232,293	1,270,418

Gross profit	629,955	688,433	1,275,654	1,404,889

Operating expenses:
Research and development	982,253	1,464,834	1,884,795	2,328,551
Sales and marketing	1,762,282	694,664	3,217,968	1,140,880
General and administrative	1,224,822	1,148,278	2,770,912	2,295,035

Total operating expenses	3,969,357	3,307,776	7,873,675	5,764,466

Loss from operations	(3,339,402)	(2,619,343)	(6,598,021)	(4,359,577)

Interest income	500	990	1,589	2,026
Warrants offering costs	—	(27,618)	—	(27,618)
Change in fair value of warrant liability	2,135,696	475,261	3,321,998	989,861

Net loss	$(1,203,206)	$(2,170,710)	$(3,274,434)	$(3,395,308)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.52)	$(0.85)	$(0.78)	$(1.06)

Weighted average number of common shares outstanding, basic and diluted	9,189,231	6,002,330	8,734,185	5,966,929

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,274,434)	$(3,395,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	95,486	66,293
Stock-based compensation	172,402	137,164
Warrant offering cost	—	27,618
Change in fair value of warrant liability	(3,321,998)	(989,861)
Changes in operating assets and liabilities:
Accounts receivable	(8,446)	(141,915)
Inventories	(541,860)	(41,030)
Prepaid expenses and other current and long-term assets	(165,454)	65,028
Accounts payable	262,191	211,636
Accrued expenses and compensation	5,032	636,551
Deferred revenue	587,139	(21,028)
Net cash used in operating activities	(6,189,942)	(3,444,852)

Cash flows from investing activities:
Purchases of fixed assets	(503,028)	(17,392)
Net cash used in investing activities	(503,028)	(17,392)

Cash flows from financing activities:
Proceeds from issuance of stock and warrants, net of offering costs	13,316,324	7,960,283
Repurchase of Series A-4 preferred stock and warrants	(3,206,357)	—
Net cash provided by financing activities	10,109,967	7,960,283

Net increase in cash and cash equivalents	3,416,997	4,498,039
Cash and cash equivalents, beginning of period	9,221,985	9,195,753
Cash and cash equivalents, end of period	$12,638,982	$13,693,792
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$281,757	$104,405
Warrants issued under Securities Purchase Agreement recorded as a non-current liability	$—	$4,418,824

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

June 30, 2015

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company develops wearable medical technology and point-of-care tests that help patients and physicians better manage chronic pain, nerve diseases, and sleep disorders. The Company markets the SENSUS TM Pain Management System, or SENSUS, which is a wearable therapeutic device designed for relief of chronic, intractable pain. The Company also markets DPNCheck®, which is a quantitative nerve conduction test that is used by physicians and health care professionals to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. The Company’s historical neurodiagnostic business is based on the ADVANCE TM NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics. The Company has developed a new over-the-counter wearable therapeutic device branded Quell which builds upon the core SENSUS neuro-stimulation technology. Quell was unveiled at the January 2015 Consumer Electronics Show (CES) and was commercially launched in the United States during the second quarter of 2015.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. The Company held cash and cash equivalents of $12.6 million as of June 30, 2015. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2016. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2016 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2015, unaudited statements of operations for the quarters and six months ended June 30, 2015 and 2014 and the unaudited statements of cash flows for the six months ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2015 (File No. 001-33351), or the Company’s 2014 Form 10-K. The accompanying balance sheet as of December 31, 2014 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the Company’s medical devices and consumables, including single use nerve specific electrodes and other accessories are generally recognized upon shipment, assuming all other revenue criteria have been met. For the Company’s newest product, Quell, launched in June 2015, there was insufficient data available at June 30, 2015 to reasonably estimate product returns. Accordingly, approximately $573,000 of Quell revenue and approximately $320,000 of costs of Quell revenue have been deferred until sufficient product return history has been obtained.

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

Certain product sales are made with a 30-day or, for its newest product, Quell, a 60-day right of return., Since the Company can reasonably estimate future returns for products other than Quell, it recognizes revenues associated with such product sales that contain a right of return upon shipment and at the same time it records a sales return reserve, which reduces revenue and accounts receivable by the amount of estimated returns.

One customer accounted for 20% and 21% of total revenues during the quarter and six months ended June 30, 2015, respectively. Two customers accounted for 15% and 11% of accounts receivable as of June 30, 2015. In comparison, one customer accounted for 13% and 12% of total revenues during the quarter and six months ended June 30, 2014, respectively.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

2.	Comprehensive Loss

For the quarters and six months ended June 30, 2015 and 2014, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended June 30,
	2015	2014
Options	865,507	302,958
Warrants	18,889,103	5,760,847
Unvested restricted stock	—	882
Convertible preferred stock	12,109,284	3,156,969
Total	31,863,894	9,221,656

 The Beneficial Conversion Feature, or BCF, recorded in both the 2015 Offering and 2014 Offering has been recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. In May 2015, a BCF has been recognized as a return of capital from the preferred shareholders to the common shareholders attributable to the repurchase of 3,206.357 Series A-4 preferred stock and related beneficial embedded conversion feature, and is reflected as an adjustment in the calculation of earnings per share. See Note 9, Stockholders’ Equity, for further details.

	Quarters Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(1,203,206)	$(2,170,710)	$(3,274,434)	$(3,395,308)
Deemed dividend attributable to preferred stockholders in connection with embedded beneficial conversion features	(4,140,446)	(2,955,668)	(4,140,446)	(2,955,668
Return of capital to common shareholders attributable to the repurchase of the Series A-4 preferred shares and related embedded beneficial conversion feature	589,751	—	589,751	—
Net loss applicable to common stockholders	$(4,753,901)	$(5,126,378)	$(6,825,129)	$(6,350,976)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.52)	$(0.85)	$(0.78)	$(1.06)
Weighted average number of common shares outstanding, basic and diluted	9,189,231	6,002,330	8,734,185	5,966,929

4.	Inventories

Inventories consist of the following:

	June 30, 2015	December 31, 2014

Purchased components	$674,553	$209,426
Finished goods	547,047	470,314
	$1,221,600	$679,740

5.	Accrued Compensation and Expenses

The following table provides a rollforward of the liability balance for severance obligations which was recorded as research and development expense in the Company’s Statement of Operations for the year ended December 31, 2014. The severance obligations have been fully paid as of June 30, 2015.

June 30, 2015
Balance - beginning	$148,921
Accrual for severance	—
Severance payments made	(148,921)
Balance - ending	$—

Accrued expenses consist of the following:

	June 30, 2015	December 31, 2014

Technology fees	$450,000	$450,000
Consulting fees	240,906	173,759
Professional services	218,534	257,024
Personnel related obligations	80,859	37,761
Sales taxes	70,573	34,206
Clinical study obligations	68,000	74,000
Federal excise tax	26,716	25,989
Other	85,569	212,137
	$1,241,157	$1,264,876

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,350. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,000. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at June 30, 2015. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at June 30, 2015 Using
	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$8,652,998	$8,652,998	$—	$—
Total	$8,652,998	$8,652,998	$—	—

Liabilities:
Common stock warrants	$1,041,911	$—	$—	$1,041,911
Total	$1,041,911	$—	$—	$1,041,911

Due to the lack of market quotes relating to our common stock warrants issued in the 2014 Offering and a 2013 financing (see Note 9), the fair value of the common stock warrants was determined at June 30, 2015 using the Black-Scholes model, which is based on Level 3 inputs. As of June 30, 2015, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $1.0 million at June 30, 2015. In May 2015, 1,571,744 warrants were repurchased by the Company. These warrants were adjusted to their fair value of $943,423 at the date of repurchase.

	Black-Scholes Inputs to Warrant Liability Valuation at June 30, 2015
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$0.91	$2.04	73.52%	1.32%	4yr 0mo	none
2013 Offering	$0.91	$2.00	73.65%	0.99%	2yr 11mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2014 and June 30, 2015.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2014	$4,233,729	$1,073,603	$5,307,332
Repurchase of warrants in conjunction with public offering	(943,423)	—	(943,423)
Change in fair value of warrant liability	(2,516,744)	(805,254)	(3,321,998)
Balance at June 30, 2015	$773,562	$268,349	$1,041,911

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,107,478	$4,107,478	$—	$—
Total	$4,107,478	$4,107,478	$—	$—

Liabilities:
Common stock warrants	$5,307,332	$—	$—	$5,307,332
Total	$5,307,332	$—	$—	$5,307,332

Due to the lack of market quotes relating to our common stock warrants then outstanding, the fair value of the common stock warrants was determined at December 31, 2014 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2014, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $5.3 million at December 31, 2014.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2014
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.95	$2.04	71.11%	1.51%	4yr 6mo	none
2013 Offering	$1.95	$2.00	75.71%	1.24%	3yr 5mo	none

8.	Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of June 30, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended on January 23, 2015 and expires on January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity and capitalization that are to be maintained by the Company. As of April 30, 2015 the Company was not in compliance with the threshold for its capitalization covenant which was remediated with the May 2015 equity offering (see Note 9). The bank issued a waiver of the intra-quarter covenant default. As of June 30, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its premises leased in September 2014 for its corporate offices. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2015 was $2.3 million.

9.	Stockholders’ Equity

Public Offerings of Common Stock and Warrants

In May 2015, the Company completed an underwritten public offering (the “2015 Offering”) of (i) 147,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $100 per share, and (ii) five year warrants to purchase up to 14,553,000 shares of common stock with an exercise price of $1.25 per share. The 2015 Offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with the 2015 Offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares from the offering in 2014. Net proceeds from the 2015 Offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million.

Each share of Series B Preferred Stock had a stated value of $100 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $1.0101, which is subject to adjustment as provided in the Certificate of Designation for the Series B Preferred Stock. The Series B Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series B Preferred Stock and as required by law.

The Series B Preferred Stock is convertible into an aggregate of 14,553,000 shares of common stock. During June 2015, 24,684 shares of the Series B Preferred Stock were converted into a total of 2,443,716 shares of common stock.

The terms and conditions of the Series B Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature was clearly and closely related to the Series B Preferred Stock. The conversion price at which shares of Series B Preferred Stock were convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of entering into the agreement with the underwriter. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Series B Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the underwriting agreement). Because there was not a stated redemption date for the shares of Series B Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Series B Preferred Stock and reflected as an adjustment in the calculation of earnings per share. The amount of the BCF totaled $4,140,446 for the 2015 Offering

The Company determined that equity classification was appropriate for the warrants in the 2015 Offering following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants had no requirements to be settled in registered shares when exercised, and the Company is not required to pay cash in the event it does not make timely filings with the SEC. The fair value of the warrants issued in connection with the 2015 Offering was estimated to be $3.2 million on the offering date using utilizing quoted prices (unadjusted) in active markets. The relative fair value was recorded as equity.

In June 2014, the Company entered into a securities purchase agreement (the “2014 Offering”) for the issuance of (i) 664,600 shares of common stock at a price of $2.04 per share, (ii) 2,621.859 shares of Series A-3 Preferred Stock (the “Series A-3 Preferred Stock”) at a price of $1,000 per share, (iii) 4,022.357 shares of Series A-4 Preferred Stock (the “Series A-4 Preferred Stock,” and together with the Series A-3 Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, and (iv) five year warrants to purchase up to 3,921,569 shares of common stock with an exercise price of $2.04 per share. The 2014 Offering resulted in approximately $8.0 million in gross proceeds, before deducting expenses. Net proceeds from the 2014 Offering were approximately $7.9 million.

In the 2014 Offering, each share of Preferred Stock had a stated value of $1,000 and was convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $2.04, which is subject to adjustment as provided in each applicable Certificate of Designation for the Preferred Stock. The Preferred Stock had no dividend rights, liquidation preference or other preferences over common stock and had no voting rights except as provided in each applicable Certificate of Designation for the Preferred Stock and as required by law. The 2014 Offering BCF measurement was limited by the transaction proceeds which had been allocated to the Preferred Stock. The BCF was recognized as a deemed dividend attributable to the Preferred Stock and reflected as an adjustment in the calculation of earnings per share in the quarter ended June 30, 2014. The amount of the BCF totaled $2,955,668 for the 2014 Offering.

The Series A-3 Preferred Stock was convertible into an aggregate of 1,285,225 shares of common stock and the Series A-4 Preferred Stock was convertible into an aggregate of 1,971,744 shares of common stock. During June 2014, 204 shares of the Series A-3 Preferred Stock were converted into a total of 100,000 shares of common stock. During July 2014, the remaining 2,417.859 shares of the Series A-3 Preferred Stock were converted into 1,185,225 shares of common stock. During October 2014, 408 shares of the Series A-4 Preferred Stock were converted into a total of 200,000 shares of common stock. During February 2015, 408 shares of the Series A-4 Preferred Stock were converted into a total of 200,000 shares of common stock. During May 2015, the remaining 3,206.357 shares of the Series A-4 Preferred Stock were repurchased by the Company at a price of $1,000 per share. Total consideration of $3.2 million for the repurchase of the Series A-4 convertible preferred stock and warrants was allocated to the convertible preferred stock and warrants based on their relative fair value. A BCF has been recognized as a return of capital from the preferred shareholders to the common shareholders attributable to the repurchase of 3,206.357 Series A-4 preferred stock and related beneficial embedded conversion feature, and is reflected as an adjustment in the calculation of earnings per share.

The Company continues to revalue unexercised warrants from the 2014 Offering at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants were recognized in the Company's statement of operations. The warrants issued in connection with the 2014 Offering were within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, and since the Company is required to pay cash in the event it does not make timely filings with the SEC, the Company reflected the warrants as a liability in the balance sheet.

The fair value of the warrants issued in connection with the 2014 Offering was estimated to be $4.4 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.00, exercise price of $2.04, expected volatility of 67.48%, risk free interest rate of 1.64%, expected term of five years, and no dividends. At June 30, 2015 2,349,825 warrants remain outstanding. They were revalued at June 30, 2015 in the amount of $0.7 million using the Black-Scholes model (see Note 7) and the liability was reflected in the June 30, 2015 balance sheet. The Company also continues to revalue warrants from its 2013 offering. At June 30, 2015, 1,057,323 warrants from its 2013 offering remain outstanding. They were revalued at June 30, 2015 in the amount of $0.3 million using the Blach-Scholes model (see Note 7) and the liability was reflected in the June 30, 2015 balance sheet.

In 2015 and 2014, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. In March 2015, the Company issued an aggregate of 166,405 shares of fully vested common stock with a value of $281,700 in partial settlement of 2014 management incentive compensation. The shares issued reflected the $1.69 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 12, 2015. The 2014 issuance to settle the 2013 management incentive compensation totaled 42,615 shares with a value of $104,405 reflecting the $2.45 NASDAQ Capital Market closing price on February 25, 2014.

Total compensation cost related to nonvested awards not yet recognized at June 30, 2015 was $402,000. The total compensation cost is expected to be recognized over a weighted-average period of 2.5 years.

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

Quell, our most recent innovation, launched in June 2015, is a wearable device for relief of chronic intractable pain, such as nerve pain due to diabetes and lower back problems. It is designed for the over-the-counter (“OTC”) market and incorporates our OptiTherapy TM technology, a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine a therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device carried in a neoprene band that is worn on the upper calf and (2) an electrode that attaches to the device and is the interface between the device and the skin. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain and will be available over-the-counter. Users of the device have the option of using their smartphones to automatically track and personalize their pain therapy. We utilize two distribution channels for Quell: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who would resell the product, and a direct-to-consumer channel using online marketing and lead generation.

SENSUS, our prescription neuro-stimulation therapeutic device for relief of chronic pain, was launched in 2013 and provides the technological foundation for Quell. SENSUS revenues in 2014 were approximately $0.9 million and were approximately $0.1 million for the quarter ended June 30, 2015. It is distributed through durable medical equipment (DME) suppliers who call on pain medicine physicians, neurologists, endocrinologists, podiatrists, and primary care physicians to create awareness among physicians that are challenged with trying to manage chronic pain in their patients. These physicians prescribe SENSUS to their patients who, in turn, have their prescriptions fulfilled by a DME. The DME is also responsible for billing and collection from third party payers such as Medicare and other insurers. This is a high cost distribution channel with low margins. The DME channel is under pressure from Medicare’s competitive bidding initiative. We believe that the US growth opportunity for this prescription neuro-stimulation device is limited and that the more attractive opportunities are in the OTC market.

DPNCheck is our diagnostic test for peripheral neuropathies which commenced commercial shipments in the fourth quarter of 2011. DPNCheck revenues for 2014 were approximately $1.8 million and $0.4 million for the quarter ended June 30, 2015. Our United States sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities are developing in Japan where we received regulatory approval and launched DPNCheck with Omron Healthcare in 2014; in China where we are working with Omron Healthcare on the regulatory process and anticipate commercial launch in 2016; in Mexico where our distributor, Scienta Farma, recently received regulatory approval and plans to launch in the second half of 2015; and in the Middle East.

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these devices is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our recent products, Quell, SENSUS and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Quarters Ended June 30, 2015 and 2014

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$1,225.0	$1,343.8	$(118.8)	(8.8)%

Revenues include sales from Quell and SENSUS, our wearable therapeutic devices for relief of chronic intractable pain; NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN; and our legacy ADVANCE neurodiagnostics business. Quell was launched during the second quarter of 2015. The invoiced value of Quell shipments in the second quarter was approximately $597,000 of which approximately $24,000 was recorded in revenue while $573,000 was deferred until the customers’ rights of return on these shipments expire or we develop sufficient experience with Quell returns to reliably estimate an appropriate sales return reserve. Second quarter of 2015 revenues, excluding $573,000 of Quell deferred revenue, were $1.2 million, a reduction of approximately $118,800 or 8.8% from the second quarter of 2014.

During the second quarter of 2015, we shipped approximately 2,600 Quell devices and nearly 1,000 electrodes with a total revenue of approximately $24,000. SENSUS, our prescription wearable device, posted shipments of about 650 devices and 5,800 electrode packages with total revenue of approximately $149,000. This is in comparison with approximately 1,700 SENSUS devices and 4,100 electrode packages with total revenue of approximately $256,000 in the second quarter in 2014 reflecting pressure of the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as the Quell launch. There were approximately 130 DPNCheck devices plus 28,500 electrodes shipped in the second quarter of 2015 with revenue of approximately $416,000 compared to approximately 50 DPN devices and 24,300 electrodes with approximately $360,000 in revenue in the second quarter in 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $636,000 in the second quarter of 2015, compared to $728,000 in the second quarter of 2014. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$595.0	$655.3	$(60.3)	(9.2%)

Gross profit	$630.0	$688.4	$(58.4)	(8.5%)

Our cost of revenues decreased to $595,000 in the second quarter of 2015, compared to $655,300 in the second quarter of 2014, primarily due to the decrease in revenues during the same periods. Gross margin remained consistent at 51.4% in the second quarter of 2015 compared to 51.2% in the second quarter of 2014.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$982.3	$1,464.8	$(482.5)	(32.9)%
Sales and marketing	1,762.3	694.7	1,067.6	153.7%
General and administrative	1,224.8	1,148.3	76.5	6.7%
Total operating expenses	$3,969.4	$3,307.8	$661.6	20.0%

Research and Development

Research and development expenses for the quarters ended June 30, 2015 and 2014 were $982,300 and $1,464,800, respectively. The decrease of $482,500 primarily reflects decreased spending of $352,000 in personnel costs, and a decline of $146,000 in consulting and outside engineering support as we completed development of Quell and transitioned the product from engineering to production during the second quarter of 2015.

Sales and Marketing

Sales and marketing expenses increased to $1,762,300 for the quarter ended June 30, 2015 from $694,700 for the quarter ended June 30, 2014. The increase of $1,067,600 included the effects of increased headcount and personnel related costs totaling $589,000 to support our new Quell product. Advertising and marketing costs related to Quell accounted for approximately $560,000 in incremental spending versus the same quarter a year ago.

General and Administrative

General and administrative expenses increased by $76,500 to $1,224,800 for the quarter ended June 30, 2015 compared to the prior year quarter. This increase was attributable to an increase of $192,000 in consulting services related to IT and temporary support services, offset by a decrease of $48,000 of personnel and personnel related costs.

Interest Income

Interest income was approximately $500 and $1,000 during the quarter ended June 30, 2015 and 2014, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $2,135,700 relates to the revaluation of warrants from $4,121,000 at March 31, 2015 to $1,041,900 at June 30, 2015, plus the effects of the forfeiture of warrants during the second quarter of 2015 in connection with the repurchase of Series A-4 preferred stock (see Note 9 to the financial statements). The lower fair value at June 30, 2015 reflects our lower stock price at June 30, 2015 compared to December 31, 2014, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the second quarter of 2014 was $475,300.

Comparison of Six Months Ended June 30, 2015 and 2014

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$2,507.9	$2,675.3	$(167.4)	(6.3)%

Revenues include sales from Quell and SENSUS, our wearable therapeutic devices for relief of chronic intractable pain; NC-stat DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN; and our legacy ADVANCE neurodiagnostics business. Quell was launched during the second quarter of 2015. The invoiced value of Quell shipments in the second quarter was approximately $597,000 of which approximately $24,000 was recorded in revenue and $573,000 was deferred until the customers’ rights of return on these shipments expire or we develop sufficient experience with Quell returns to justify an appropriate return valuation allowance. First half of 2015 revenues, excluding $573,000 of Quell deferred revenue, were $2.5 million, a reduction of approximately $167,400 or 6.3% from the first half of 2014.

During the second quarter of 2015, we shipped approximately 2,600 Quell devices and nearly 1,000 electrodes. SENSUS, our prescription wearable device, posted shipments of about 1,670 devices and 11,300 electrode packages with total revenue of approximately $325,000. This is in comparison with approximately 3,160 SENSUS devices and 6,700 electrode packages with total revenue of approximately $451,000 in the first half of 2014 reflecting pressure of the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as the Quell launch. There were approximately 230 DPNCheck devices plus 65,200 electrodes shipped in the first half of 2015 with revenue of approximately $920,000 compared to approximately 110 DPN devices and 42,400 electrodes with approximately $638,000 in revenue in the first half of 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $1,239,000 in the first half of 2015, compared to $1,586,000 in the first half of 2014. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$1,232.3	$1,270.4	$(38.1)	(3.0%)

Gross profit	$1,275.7	$1,404.9	$(129.2)	(9.2%)

Our cost of revenues decreased to $1,232,300 in the first half of 2015, compared to $1,270,400 in the first half of 2014, primarily due to the decrease in revenues during the same periods. Gross margin decreased to 50.9% in the first half of 2015 compared to 52.5 % in the first half of 2014.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,884.8	$2,328.5	$(443.7)	(19.1)%
Sales and marketing	3,218.0	1,140.9	2,077.1	182.1%
General and administrative	2,770.9	2,295.0	475.9	20.7%
Total operating expenses	$7,873.7	$5,764.4	$2,109.3	36.6%

Research and Development

Research and development expenses for the first half of 2015 and 2014 were $1,884,800 and $2,328,500, respectively. The decrease of $443,700 primarily reflects decreased spending of $528,000 in personnel costs, which was partially offset by an increase of $102,000 in consulting and outside engineering support as we completed development of Quell and transitioned the product from engineering to production during the second quarter of 2015.

Sales and Marketing

Sales and marketing expenses increased to $3,218,000 for the first half of 2015 from $1,140,900 for the first half of 2014. The increase of $2,077,100 included the effects of increased headcount and personnel related costs totaling $930,000 to support the release of our new Quell product. Advertising and marketing costs for outside services related to Quell accounted for approximately $883,000 in incremental spending versus the same period a year ago. Trade shows and travel costs increased approximately $212,000 in the first half of 2015 versus the first half of 2014.

General and Administrative

General and administrative expenses increased by $475,900 to $2,770,900 for the first half of 2015 compared to $2,295,000 for the same period in the prior year. This increase was attributable to $400,000 in consulting services related to IT and temporary support services, and an increase in recruiting fees of $99,000.

Interest Income

Interest income was approximately $1,600 and $2,000 during the six months ended June 30, 2015 and 2014, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $3,322,000 for the first half of 2015 relates to the revaluation of warrants from $5,307,300 at December 31, 2014 to $1,041,900 at June 30, 2015, plus the effects of the forfeiture of warrants during the second quarter of 2015 in connection with the repurchase of Series A-4 preferred stock (see Note 9 to the financial statements). The lower fair value at June 30, 2015 reflects our lower stock price at June 30, 2015 compared to December 31, 2014, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the first half of 2014 was $989,900.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2015, cash and cash equivalents totaled $12.6 million. Our ability to generate revenue to fund our operations will largely depend on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell, SENSUS or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	June 30, 2015	December 31, 2014	Change	% Change
	($ in thousands)

Cash and cash equivalents	$12,639.0	$9,222.0	$3,417.0	37.1%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. This Credit Facility was amended in January 2015 and will expire on January 15, 2016. As of June 30, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended and extended until January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its premises leased in September 2014 for its corporate. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2015 was $2.3 million.

During the six months ended June 30, 2015, our cash and cash equivalents increased by $3.4 million reflecting the offsetting effects of $10.1 million in net proceeds from an underwritten public offering completed during May 2015 and the ongoing net cash usage for business operations which totaled $6.7 million during the six month period.

In managing our working capital, we monitor days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below:

	Quarters Ended June 30,		Year Ended December 31,
	2015	2014	2014

Days sales outstanding (days)	30	36	38
Inventory turnover rate (times per year)	3.9	4.1	4.0

Calculations for days sales outstanding and inventory turnover rate have been adjusted for the deferral of Quell revenues and costs. Payment terms extended to customers generally require payment within 30 days from invoice date. The inventory turnover rate has remained constant since December 31, 2014.

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(6,189.9)	$(3,444.9)
Net cash used in investing activities	(503.0)	(17.4)
Net cash provided by financing activities	10,110.0	7,960.3

Our operating activities used $6.2 million in the six months ended June 30, 2015. The primary driver for the use of cash in our operating activities during the first half of 2015 was our net loss of $3.3 million, which included non-cash charges of $ 268,000, for stock-based compensation and for depreciation and amortization, plus non-cash credits of $3.3 million for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at June 30, 2015 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2016. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2016 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. The closing bid price of our common stock on the NASDAQ Global Market was $0.8125 on July 22, 2015.

On July 16, 2015, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until January 12, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by January 12, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The notification letter has no effect at this time on the listing of our common stock on The NASDAQ Capital Market.

We intend to actively monitor the bid price for our common stock between now and January 12, 2016 while demonstrating progress with our newest product, Quell, which was commercially launched in June 2015. We believe that this will improve investor confidence and increase the market valuation of our common stock.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2015, we did not have any off-balance sheet financing arrangements.

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

In May 2014, the FASB and the International Accounting Standards Board ("IASB") jointly issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for public entities for annual and interim periods beginning after December 15, 2017. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASU 2014-09 will have on the Consolidated Financial Statements or which adoption method will be used.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future,; such as our estimates regarding anticipated operating losses, future revenues and projected expenses, particularly as they relate to Quell; our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the treatment of chronic pain and our expectations surrounding Quell and our currently marketed products; our expectation that Quell has the potential to be the largest contributor to 2015 revenues of our marketed products; ; our belief that controlled, personalized neuro-stimulation to suppress pain provides an important complement to existing pain medications and treatments and that we are well positioned to make neuro-stimulation widely available to chronic pain sufferers; our ability to execute our goal to build an installed base of active customer accounts and distributors for our marketed products; our plan to conduct Quell clinical studies to support our marketing and business plans and our hope that these studies will support future adoption of both Quell; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries, including developments related to third-party reimbursement; our expectation that we will continue to manufacture our current marketed products as well as Quell; our belief that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs ; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential domestic and international markets for our products and our ability to serve those markets; our belief that there are significant opportunities to market Quell outside of the United States and our plan to evaluate additional U.S. retail distribution opportunities after commercial launch of Quell; the rate and degree of market acceptance of any future products, including Quell; our reliance on key scientific management or personnel; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014.

If we fail to continue to meet all applicable NASDAQ Capital Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment and harm our business.

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On July 16, 2015, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until January 12, 2016, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by January 12, 2016, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Capital Market was $0.8125 on July 22, 2015.

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

NEUROMETRIX, INC.

Date: July 23, 2015	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: July 23, 2015	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on May 29, 2015).

4.1*	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent.

4.2	Form of 2015 Warrant (Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on May 4, 2015).

4.3	Form of 2015 Underwriters’ Warrant (Incorporated by reference to Exhibit 4.5 of the Registrant’s Registration Statement on Form S-1, as amended, filed with the SEC on April 13, 2015).

10.1*	Repurchase and Forfeiture Agreement, dated May 21, 2015, by and between the Registrant and the parties named therein.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2015 and December 31, 2014, (ii) Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (iii) Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) Notes to Financial Statements.

*Filed Herewith

