Form 10-Q
period 2015-09-30
NeuroMetrix, Inc.
filed 2015-10-22
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

13,785,239 shares of common stock, par value $0.0001 per share, were outstanding as of October 21, 2015.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$9,116,806	$9,221,985
Accounts receivable, net	901,895	580,240
Inventories	1,072,162	679,740
Prepaid expenses and other current assets	878,533	608,160
Total current assets	11,969,396	11,090,125

Fixed assets, net	745,133	311,520
Other long-term assets	214,275	585
Total assets	$12,928,804	$11,402,230

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$946,146	$522,871
Accrued compensation	766,557	885,353
Accrued expenses	1,132,863	1,264,876
Current portion of deferred revenue	692,244	25,048
Total current liabilities	3,537,810	2,698,148

Deferred revenue, net of current portion	10,433	9,635
Common stock warrants	890,105	5,307,332
Total liabilities	4,438,348	8,015,115

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2015 and December 31, 2014; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Series A convertible preferred stock, 11,083 shares designated at September 30, 2015 and December 31, 2014, and zero and 3,614.357 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	4
Series B convertible preferred stock, 147,000 and zero shares designated at September 30, 2015 and December 31, 2014, respectively, and 94,146 and zero shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	94	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,785,239 and 8,152,746 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,379	815
Additional paid-in capital	169,345,497	157,764,598
Accumulated deficit	(160,856,514)	(154,378,302)
Total stockholders’ equity	8,490,456	3,387,115
Total liabilities and stockholders’ equity	$12,928,804	$11,402,230

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014

Revenues	$2,054,432	$1,427,828	$4,562,379	$4,103,135

Cost of revenues	1,119,186	639,025	2,351,479	1,909,443

Gross profit	935,246	788,803	2,210,900	2,193,692

Operating expenses:
Research and development	940,794	945,349	2,825,589	3,273,900
Sales and marketing	1,965,627	537,785	5,183,595	1,678,665
General and administrative	1,386,170	1,310,012	4,157,082	3,605,047

Total operating expenses	4,292,591	2,793,146	12,166,266	8,557,612

Loss from operations	(3,357,345)	(2,004,343)	(9,955,366)	(6,363,920)

Interest income	1,761	1,336	3,350	3,362
Warrants offering costs	—	(23,256)	—	(50,874)
Change in fair value of warrant liability	151,806	564,550	3,473,804	1,554,411

Net loss	$(3,203,778)	$(1,461,713)	$(6,478,212)	$(4,857,021)

Net loss per common share applicable to common stockholders, basic and diluted (See Note 3, Net Loss per Common Share)	$(0.26)	$(0.19)	$(1.02)	$(1.18)
Weighted average number of common shares outstanding, basic and diluted	12,133,984	7,853,292	9,879,905	6,602,626

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,478,212)	$(4,857,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	160,993	103,250
Stock-based compensation	246,406	208,358
Warrant offering cost	—	50,874
Change in fair value of warrant liability	(3,473,804)	(1,554,411)
Changes in operating assets and liabilities:
Accounts receivable	(321,655)	(220,868)
Inventories	(392,422)	(67,200)
Prepaid expenses and other current and long-term assets	(484,063)	(26,476)
Accounts payable	423,275	199,818
Accrued expenses and compensation	30,948	841,317
Deferred revenue	667,994	(32,570)
Net cash used in operating activities	(9,620,540)	(5,354,929)

Cash flows from investing activities:
Purchases of fixed assets	(594,606)	(71,982)
Net cash used in investing activities	(594,606)	(71,982)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	13,316,324	7,918,179
Repurchase of Series A-4 preferred stock and warrants	(3,206,357)	—
Net cash provided by financing activities	10,109,967	7,918,179

Net (decrease) increase in cash and cash equivalents	(105,179)	2,491,268
Cash and cash equivalents, beginning of period	9,221,985	9,195,753
Cash and cash equivalents, end of period	$9,116,806	$11,687,021
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$281,757	$104,405
Warrants issued under Securities Purchase Agreement recorded as a non-current liability	$—	$4,418,824

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

September 30, 2015

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company develops wearable medical technology and point-of-care tests that help patients and physicians better manage chronic pain, nerve diseases, and sleep disorders. The Company markets Quell® and SENSUS® which are wearable therapeutic devices designed for relief of chronic, intractable pain. Quell was commercially launched in the United States during the second quarter of 2015. The Company also markets DPNCheck®, which is a quantitative nerve conduction test that is used by physicians and health care professionals to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. The Company’s historical neurodiagnostic business is based on the ADVANCETM System which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. The Company held cash and cash equivalents of $9.1 million as of September 30, 2015. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2016. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and delays in the FDA approval process for products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2016 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2015, unaudited statements of operations for the quarters and nine months ended September 30, 2015 and 2014 and the unaudited statements of cash flows for the nine months ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 25, 2015 (File No. 001-33351), or the Company’s 2014 Form 10-K. The accompanying balance sheet as of December 31, 2014 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured.

Revenues associated with the Company’s medical devices and consumables, including single use nerve specific electrodes and other accessories are generally recognized upon shipment, assuming all other revenue criteria have been met. For the Company’s newest product, Quell, launched in June 2015, there was insufficient data available at September 30, 2015 to reasonably estimate product returns. Accordingly, approximately $680,000 of Quell revenue and approximately $425,000 of costs of Quell revenue have been deferred until sufficient product return history has been obtained or the right of return has lapsed. Deferred costs of Quell revenue have been recorded in prepaid expenses and other current assets on the balance sheet.

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

Product sales are made with a specified right of return ranging from 30 to 60 days. Since the Company can reasonably estimate future returns for products other than Quell, it recognizes revenues associated with such product sales that contain a right of return upon shipment and at the same time it records a sales return reserve, which reduces revenue and accounts receivable by the amount of estimated returns.

One customer accounted for 11% and 16% of total revenues during the quarter and nine months ended September 30, 2015, respectively. Two customers accounted for a combined 51% of gross accounts receivables as of September 30, 2015. In comparison, during the quarter and nine months ended September 30, 2014, two customers accounted for a combined 31% and 22% of total revenue, respectively. At December 31, 2014, one customer accounted for 30% of accounts receivables.

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

For the quarters and nine months ended September 30, 2015 and 2014, the Company had no components of other comprehensive income or loss other than net loss itself.

3.	Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net income per share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average number of outstanding instruments such as options, warrants, and restricted stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially weighted average dilutive number of common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options	867,135	576,746	822,769	406,540
Warrants	18,889,103	4,978,892	11,771,953	2,436,336
Unvested restricted stock	—	15,493	405	16,512
Convertible preferred stock	10,923,802	1,971,744	6,777,980	693,361
Total	30,680,040	7,542,875	19,373,107	3,552,749

The Beneficial Conversion Feature, or BCF, recorded in both the 2015 Offering and 2014 Offering was recognized as a deemed dividend attributable to the Preferred Stock and is reflected as an adjustment in the calculation of earnings per share. In May 2015, a BCF was recognized as a return of capital from the preferred shareholders to the common shareholders attributable to the repurchase of 3,206.357 Series A-4 preferred stock and related beneficial embedded conversion feature, and is reflected as an adjustment in the calculation of earnings per share. See Note 9, Stockholders’ Equity, for further details.

	Quarters Ended September 30,		Nine months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,203,778)	$(1,461,713)	$(6,478,212)	$(4,857,021)
Deemed dividend attributable to preferred stockholders in connection with embedded beneficial conversion features	—	—	(4,140,446)	(2,955,668)
Return of capital to common shareholders attributable to the repurchase of the Series A-4 preferred shares and related embedded beneficial conversion feature	—	—	589,751	—
Net loss applicable to common stockholders	$(3,203,778)	$(1,461,713)	$(10,028,907)	$(7,812,689)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.26)	$(0.19)	$(1.02)	$(1.18)
Weighted average number of common shares outstanding, basic and diluted	12,133,984	7,853,292	9,879,905	6,602,626

4.	Inventories

Inventories consist of the following:

	September 30, 2015	December 31, 2014

Purchased components	$502,952	$209,426
Finished goods	569,210	470,314
	$1,072,162	$679,740

Included in finished goods is $64,477 and zero of consigned inventory held by a third party as of September 30, 2015 and December 31, 2014, respectively.

5.	Accrued Compensation and Expenses

The following table provides a rollforward of the liability balance for severance obligations which was recorded as research and development expense in the Company’s Statement of Operations for the year ended December 31, 2014. The severance obligations were fully paid as of June 30, 2015.

September 30, 2015
Balance - beginning	$148,921
Accrual for severance	—
Severance payments made	(148,921)
Balance - ending	$—

Accrued expenses consist of the following:

	September 30, 2015	December 31, 2014

Technology fees	$450,000	$450,000
Professional services	229,189	257,024
Sales taxes	122,901	34,206
Consulting fees	67,200	173,759
Personnel related obligations	64,543	37,761
Clinical study obligations	34,085	74,000
Federal excise tax	26,289	25,989
Other	138,656	212,137
	$1,132,863	$1,264,876

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,350. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,000. The landlord billed that excess cost to the Company as additional rent, which has been included in other long term assets at September 30, 2015. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at September 30, 2015 Using
	September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,028,053	$5,028,053	$—	$—
Total	$5,028,053	$5,028,053	$—	—

Liabilities:
Common stock warrants	$890,105	$—	$—	$890,105
Total	$890,105	$—	$—	$890,105

Due to the lack of market quotes relating to our common stock warrants issued in the 2014 Offering and a 2013 financing (see Note 9), the fair value of the common stock warrants was determined at September 30, 2015 using the Black-Scholes model, which is based on Level 3 inputs. As of September 30, 2015, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $0.9 million at September 30, 2015. In May 2015, 1,571,744 warrants were repurchased by the Company. These warrants were adjusted to their fair value of $943,423 at the date of repurchase.

	Black-Scholes Inputs to Warrant Liability Valuation at September 30, 2015
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$0.88	$2.04	72.03%	1.09%	3yr 9mo	none
2013 Offering	$0.88	$2.00	72.80%	0.82%	2yr 8mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2014 and September 30, 2015.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2014	$4,233,729	$1,073,603	$5,307,332
Repurchase of warrants in conjunction with public offering	(943,423)	—	(943,423)
Change in fair value of warrant liability	(2,625,305)	(848,499)	(3,473,804)
Balance at September 30, 2015	$665,001	$225,104	$890,105

		Fair Value Measurements at December 31, 2014 Using
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,107,478	$4,107,478	$—	$—
Total	$4,107,478	$4,107,478	$—	$—

Liabilities:
Common stock warrants	$5,307,332	$—	$—	$5,307,332
Total	$5,307,332	$—	$—	$5,307,332

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

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of September 30, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended on January 23, 2015 and expires on January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. As of September 30, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for its premises leased in September 2014 for its corporate offices. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2015 was $2.3 million.

9.	Stockholders’ Equity

Public Offerings of Common Stock and Warrants

In May 2015, the Company completed an underwritten public offering (the “2015 Offering”) of (i) 147,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $100 per share, and (ii) five year warrants to purchase up to 14,553,000 shares of common stock with an exercise price of $1.25 per share. The 2015 Offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with the 2015 Offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares from the 2014 Offering (described below). Net proceeds from the 2015 Offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million.

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

The Series B Preferred Stock is convertible into an aggregate of 14,553,000 shares of common stock. During the second quarter of 2015, 24,684 shares of the Series B Preferred Stock were converted into a total of 2,443,716 shares of common stock. During the third quarter of 2015, 28,170 shares of the Series B Preferred Stock were converted into a total of 2,788,830 shares of common stock. As of September 30, 2015, 94,146 shares of the Series B Preferred Stock were outstanding.

The terms and conditions of the Series B Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature was clearly and closely related to the Series B Preferred Stock. The conversion price at which shares of Series B Preferred Stock were convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of entering into the agreement with the underwriter. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Series B Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the underwriting agreement). Because there was not a stated redemption date for the shares of Series B Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Series B Preferred Stock and reflected as an adjustment in the calculation of earnings per share. The amount of the BCF totaled $4,140,446 for the 2015 Offering.

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

In the 2014 Offering, each share of Preferred Stock had a stated value of $1,000 and was convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $2.04, which is subject to adjustment as provided in each applicable Certificate of Designation for the Preferred Stock. The Preferred Stock had no dividend rights, liquidation preference or other preferences over common stock and had no voting rights except as provided in each applicable Certificate of Designation for the Preferred Stock and as required by law. The 2014 Offering BCF measurement was limited by the transaction proceeds which had been allocated to the Preferred Stock. The BCF was recognized as a deemed dividend attributable to the Preferred Stock and reflected as an adjustment in the calculation of earnings per share in the quarter ended September 30, 2014. The amount of the BCF totaled $2,955,668 for the 2014 Offering.

The Series A-3 Preferred Stock was convertible into an aggregate of 1,285,225 shares of common stock and the Series A-4 Preferred Stock was convertible into an aggregate of 1,971,744 shares of common stock. During June 2014, 204 shares of the Series A-3 Preferred Stock were converted into a total of 100,000 shares of common stock. During July 2014, the remaining 2,417.859 shares of the Series A-3 Preferred Stock were converted into 1,185,225 shares of common stock. During October 2014, 408 shares of the Series A-4 Preferred Stock were converted into a total of 200,000 shares of common stock. During February 2015, 408 shares of the Series A-4 Preferred Stock were converted into a total of 200,000 shares of common stock. During May 2015, the remaining 3,206.357 shares of the Series A-4 Preferred Stock were repurchased by the Company at a price of $1,000 per share. Total consideration of $3.2 million for the repurchase of the Series A-4 convertible preferred stock and warrants was allocated to the convertible preferred stock and warrants based on their relative fair value. A BCF totalling $589,751 was recognized as a return of capital from the preferred shareholders to the common shareholders attributable to the repurchase of 3,206.357 Series A-4 preferred stock and related beneficial embedded conversion feature. This BCF was reflected as an adjustment in the calculation of earnings per share in the quarter ended June 30, 2015.

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

The fair value of the warrants issued in connection with the 2014 Offering was estimated to be $4.4 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $2.00, exercise price of $2.04, expected volatility of 67.48%, risk free interest rate of 1.64%, expected term of five years, and no dividends. At September 30, 2015 2,349,825 warrants remain outstanding. They were revalued at September 30, 2015 in the amount of $0.7 million using the Black-Scholes model (see Note 7) and the liability was reflected in the September 30, 2015 balance sheet. The Company also continues to revalue warrants from its 2013 offering. At September 30, 2015, 1,057,323 warrants from its 2013 offering remain outstanding. They were revalued at September 30, 2015 in the amount of $0.2 million using the Black-Scholes model (see Note 7) and the liability was reflected in the September 30, 2015 balance sheet.

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

Total compensation cost related to nonvested awards not yet recognized at September 30, 2015 was $346,000. The total compensation cost is expected to be recognized over a weighted-average period of 2.3 years.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 12 weeks in contrast to acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include painful diabetic neuropathy, or PDN, arthritis, fibromyalgia, sciatica, musculoskeletal pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Reflecting the difficulty in treating chronic pain, we believe that inadequate relief leads 25 to 50% of pain sufferers to turn to the over-the-counter market for supplements or alternatives to prescription pain medications. These include non-prescription medications, topical creams, lotions, electrical stimulators, dietary products, braces, sleeves, pads and other items. In total they account for over $4 billion in annual spending in the United States on pain relief products.

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of the third quarter of 2015, approximately 7,000 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $1.6 million. Quell utilizes OptiTherapy™, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to automatically track and personalize their pain therapy. Quell was launched through two distribution channels: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who resell the product, and a direct-to-consumer channel using online marketing and lead generation. After establishing the professional and direct to consumer channels, we expanded distribution to include Amazon e-commerce sales and QVC direct response TV, or DRTV, sales. We are developing other distribution channels for broader access to the retail markets. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China; however, we do not intend to approach those markets until we have established a solid presence in the United States.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for 2014 and 2013 were approximately $1.8 million and $1.3 million, respectively. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we are also working with Omron Healthcare on the regulatory process and anticipate commercial launch in 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and plans to launch in late-2015 or early 2016.

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

Results of Operations

Comparison of Quarters Ended September 30, 2015 and 2014

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$2,054.4	$1,427.8	$626.6	43.9%

Revenues include sales from Quell and SENSUS, our wearable therapeutic devices for relief of chronic intractable pain; DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN; and our legacy ADVANCE neurodiagnostics business.

During the third quarter of 2015, our first full quarter following the commercial launch of Quell, we shipped approximately 4,500 Quell devices and 5,500 electrode packs with a total invoiced value of approximately $985,000. During the third quarter of 2015, we recognized approximately $767,000 of revenue related to Quell shipments. As of September 30, 2015, we have recorded $680,000 to deferred revenue. Deferred revenue on Quell shipments will be recorded within revenue as customer rights of return expire or we develop sufficient return experience to reasonably estimate return rates. SENSUS, our prescription wearable device, posted shipments of about 465 devices and 3,800 electrode packs with total revenue of approximately $97,000. This is in comparison with approximately 950 SENSUS devices and 4,700 electrode packs and total revenue of approximately $164,000 in the third quarter in 2014. The decline in SENSUS revenue reflects pricing pressure of the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from our own launch of Quell. There were approximately 255 DPNCheck devices plus 39,500 electrodes shipped in the third quarter of 2015 with revenue of approximately $621,000 compared to approximately 335 DPN devices and 35,800 electrodes with approximately $611,000 in revenue in the third quarter in 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $570,000 in the third quarter of 2015, compared to $653,000 in the third quarter of 2014.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$1,119.2	$639.0	$480.2	75.1%

Gross profit	$935.2	$788.8	$146.4	18.6%

Our cost of revenues increased to $1,119,200 in the third quarter of 2015, compared to $639,000 in the third quarter of 2014, primarily due to the increase in shipment volumes and revenues during the comparable periods. Gross margin decreased to 45.5% in the third quarter of 2015 compared to 55.2% in the third quarter of 2014. The contraction in gross margin reflected the introduction of our new product Quell and our efforts to build a Quell installed base of customers who will purchase electrodes in the future. Early Quell sales are weighted more heavily to lower margin devices and, as the product line matures, we expect that the weighting of sales will shift toward higher margin electrodes.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$940.8	$945.3	$(4.5)	(0.5)%
Sales and marketing	1,965.6	537.8	1,427.8	265.5%
General and administrative	1,386.2	1,310.0	76.2	5.8%
Total operating expenses	$4,292.6	$2,793.1	$1,499.5	53.7%

Research and Development

Research and development expenses were consistent for the quarters ended September 30, 2015 and 2014 at $940,800 and $945,300, respectively.

Sales and Marketing

Sales and marketing expenses increased to $1,965,600 for the quarter ended September 30, 2015 from $537,800 for the quarter ended September 30, 2014. The increase of $1,427,800 included incremental advertising and marketing costs of approximately $665,000 to support the Quell launch with a strong investment in direct-to-consumer and physician online advertising, paid search, market research and public relations expenses. An increase of $432,000 versus the same quarter last year is attributed to the addition of 12 new employees hired specifically to support the commercialization of Quell, which included a new marketing team, a field sales force, and expansion of the customer care function.

General and Administrative

General and administrative expenses increased by $76,200 to $1,386,200 for the quarter ended September 30, 2015 compared to the prior year quarter. This increase was attributable to an increase of $105,000 in consulting services related to information technology and temporary support services.

Interest Income

Interest income was approximately $1,800 and $1,300 during the quarter ended September 30, 2015 and 2014, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $151,800 relates to the revaluation of warrants from $1,041,900 at June 30, 2015 to $890,100 at September 30, 2015. The lower fair value at September 30, 2015 reflects our lower stock price at September 30, 2015 compared to June 30, 2015, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the third quarter of 2014 was $564,600.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$4,562.4	$4,103.1	$459.3	11.2%

Revenues include sales from Quell and SENSUS, our wearable therapeutic devices for relief of chronic intractable pain; DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN; and our legacy ADVANCE neurodiagnostics business.

During the nine months ended September 30, 2015 we shipped approximately 7,100 Quell devices and 8,100 electrode packs with a total invoiced value of approximately $1,587,000. During the nine months ended September 30, 2015, we recognized approximately $791,000 of revenue related to Quell shipments. As of September 30, 2015, we have recorded $680,000 to deferred revenue.. Deferred revenue on Quell shipments will be recorded within revenue as customer rights of return expire or we develop sufficient return experience to reasonably estimate return rates. SENSUS, our prescription wearable device, posted shipments of about 2,100 devices and 15,200 electrode packs with total revenue of approximately $422,000. This is in comparison with approximately 4,100 SENSUS devices and 11,300 electrode packs and total revenue of approximately $615,000 in the same period in 2014. The decline in SENSUS revenue reflects pricing pressure of the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from our own launch of Quell. There were approximately 480 DPNCheck devices plus 104,700 electrodes shipped in the nine months ended September 30, 2015 with revenue of approximately $1,541,000 compared to approximately 440 DPN devices and 781,200 electrodes with approximately $1,249,000 in revenue in the same period of 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $1,809,000 in the nine months ended September 30, 2015, compared to $2,240,000 in the same period of 2014.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$2,351.5	$1,909.4	$442.1	23.2%

Gross profit	$2,210.9	$2,193.7	$17.2	0.8%

Our cost of revenues increased to $2,351,500 in the nine months ended September 30, 2015, compared to $1,909,400 in the same period of 2014, primarily due to the increase in orders and shipment volumes during the comparable periods. Gross margin decreased to 48.5% in the nine months ended September 30, 2015 compared to 53.5% in the same period of 2014. The contraction in gross margin reflected the introduction of our new product Quell and our efforts to build a Quell installed base of customers who will purchase electrodes in the future. Early Quell sales are weighted more heavily to lower margin devices and, as the product line matures, we expect that the weighting of sales will shift toward higher margin electrodes.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,825.6	$3,273.9	$(448.3)	(13.7)%
Sales and marketing	5,183.6	1,678.7	3,504.9	208.8%
General and administrative	4,157.1	3,605.0	552.1	15.3%
Total operating expenses	$12,166.3	$8,557.6	$3,608.7	42.2%

Research and Development

Research and development expenses for the nine months ended September 30, 2015 and 2014 were $2,825,600 and $3,273,900, respectively. The decrease of $448,300 primarily reflects decreased spending of $456,000 in personnel costs, as we completed development of Quell for launch in June 2015 and transitioned the engineering focus to Quell enhancements and eventually the next product generation.

Sales and Marketing

Sales and marketing expenses increased to $5,183,600 for the nine months ended September 30, 2015 from $1,678,700 for the same period of 2014. The increase of $3,504,900 included incremental advertising and marketing costs of approximately $1,548,000 to support the Quell launch with a strong investment in direct-to-consumer and physician online advertising, paid search, market research and public relations expenses. An increase of $1,363,000 versus same period last year is attributed to the addition of 12 new employees hired specifically to support the commercialization of Quell, which included a new marketing team, a field sales force, and expansion of the customer care function.

General and Administrative

General and administrative expenses increased by $552,100 to $4,157,100 for the nine months ended September 30, 2015 compared to $3,605,000 for the same period in the prior year. This increase reflected $400,000 in incremental temporary staffing and consulting services and recruiting fees of $93,000 related to staff turnover in accounting and information technology as well as costs related to relocating the company’s corporate offices and production to two new facilities in the first quarter of 2015.

Interest Income

Interest income was approximately $3,400 during the nine months ended September 30, 2015 and 2014. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $3,473,800 for the nine months ended September 30, 2015 relates to the revaluation of warrants from $5,307,300 at December 31, 2014 to $890,100 at September 30, 2015, plus the effects of the forfeiture of warrants during the second quarter of 2015 in connection with the repurchase of Series A-4 preferred stock (see Note 9 to the financial statements). The lower fair value at September 30, 2015 reflects our lower stock price at September 30, 2015 compared to December 31, 2014, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the nine months ended September 30, 2014 was $1,554,000.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2015, cash and cash equivalents totaled $9.1 million. Our ability to generate revenue to fund our operations will largely depend on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	September 30, 2015	December 31, 2014	Change	% Change
	($ in thousands)

Cash and cash equivalents	$9,116.8	$9,222.0	$(105.2)	(11.4)%

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, with a bank which provides us with a credit facility in the amount of $2.5 million, or the Credit Facility. This Credit Facility was amended in January 2015 and will expire on January 15, 2016. As of September 30, 2015 the Credit Facility permitted us to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended and extended until January 15, 2016. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that we are required to maintain. As of September 30, 2015, we were in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of our landlords for our premises leased in September 2014 for our corporate offices. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2015 was $2.3 million.

During the nine months ended September 30, 2015, our cash and cash equivalents decreased by $0.1 million reflecting the offsetting effects of $10.1 million in net proceeds from an underwritten public offering completed during May 2015 and the ongoing net cash usage for business operations which totaled $10.2 million during the nine month period.

In managing our working capital, we monitor days sales outstanding, or DSO, and inventory turnover rate, which are presented in the table below:

	Quarters Ended September 30,		Year Ended December 31,
	2015	2014	2014

Days sales outstanding (days)	25	36	38
Inventory turnover rate (times per year)	5.4	4.1	4.0

Days sales outstanding have improved with the launch of Quell where a significant proportion of sales are e-commerce with payment made at the point of order. The improvement in inventory turnover rate reflects increased attention to managing inventory levels following an initial surge to support Quell launch.

The following table sets forth information relating to the sources and uses of our cash:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(9,620.5)	$(5,354.9)
Net cash used in investing activities	(594.6)	(72.0)
Net cash provided by financing activities	10,110.0	7,918.2

Our operating activities used $9.6 million in the nine months ended September 30, 2015. The primary driver for the use of cash in our operating activities during the nine months ended September 30, 2015 was our net loss of $6.5 million, which included non-cash charges of $407,000, for stock-based compensation and for depreciation and amortization, plus non-cash credits of $3.5 million for revaluing outstanding warrants at fair value.

We believe that our cash and cash equivalents at September 30, 2015 and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2016. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2016 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” The closing bid price of our common stock on the NASDAQ Global Market was $0.86 on October 21, 2015.

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

We intend to take appropriate steps to maintain our listing on The NASDAQ Capital Market. These steps include keeping investors informed of developments with our newest product, Quell, while actively monitoring the bid price for our common stock between now and January 12, 2016. In addition, we are seeking shareholder approval to effect a reverse stock split of our common stock, at a ratio in the range of 1:2 to 1:4, if, in the judgement of our Board of Directors, such action could be instrumental in returning the Company to compliance with NASDAQ listing requirements.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2015, we did not have any off-balance sheet financing arrangements.

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future; such as our estimates regarding anticipated operating losses, future revenues and projected expenses, particularly as they relate to Quell; our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs in the treatment of chronic pain and our expectations surrounding Quell and our currently marketed products; our expectation that Quell has the potential to be the largest contributor to 2015 revenues of our marketed products; our belief that controlled, personalized neuro-stimulation to suppress pain provides an important complement to existing pain medications and treatments and that we are well positioned to make neuro-stimulation widely available to chronic pain sufferers; our ability to execute our goal to build an installed base of active customer accounts and distributors for our marketed products; our plan to conduct Quell clinical studies to support our marketing and business plans and our hope that these studies will support future adoption of both Quell; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries, including developments related to third-party reimbursement; our expectation that we will continue to manufacture our current marketed products as well as Quell; our belief that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential domestic and international markets for our products and our ability to serve those markets; our belief that there are significant opportunities to market Quell outside of the United States and our plan to evaluate additional U.S. retail distribution opportunities after commercial launch of Quell; the rate and degree of market acceptance of any future products, including Quell; our reliance on key scientific management or personnel; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition, or results of operations. The risks described in our Annual Report on Form 10-K are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or results of operations. Other than the addition of the following risk factors, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

On September 17, 2015, our board approved, subject to approval by our stockholders, a reverse stock split within a range of 1:2 to 1:4, which we refer to as the reverse stock split range. If we effect a reverse stock split within the reverse stock split range, the reverse stock split may not result in a proportionate increase in the price of our common stock, in which case we may not be able to satisfy the continued listing requirements of The NASDAQ Capital Market.

On September 17, 2015, our board of directors approved, subject to approval by our stockholders, a reverse stock split within a range of 1:2 to 1:4, or the “reverse stock split range”. If our stockholders approve the reverse stock split, our board of directors will be authorized to effect a reverse stock split within the reverse stock split range in the event our board of directors determines that such reverse stock split is in the best interest of our stockholders and us. While our board of directors has not determined to effect a reverse stock split, it may determine that effecting a reverse stock split is necessary in connection with our ability to satisfy the continued listing requirements of The NASDAQ Capital Market. However, the effect of a reverse stock split upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following such a reverse stock split will not increase sufficiently for us to be in compliance with the minimum bid price requirement. If we are unable meet the minimum bid price requirement, we may be unable to continue to list our shares of common stock or other securities on The NASDAQ Capital Market.

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

NEUROMETRIX, INC.

Date: October 22, 2015	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 22, 2015	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (iii) Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Financial Statements.

