Form 10-K
period 2015-12-31
NeuroMetrix, Inc.
filed 2016-02-12
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-33351

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Winter Street, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)

(781) 890-9989

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $10,242,247 based on the closing sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2015.

As of February 1, 2016, there were 4,049,807 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2016, or the 2016 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

“NEUROMETRIX”, “NC-STAT”, “ADVANCE”, “SENSUS”, “Quell”, “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

All share amounts in this Annual Report on Form 10-K have been adjusted to reflect a 1-for-4 reverse stock split that was effected on December 1, 2015.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our plan to make Quell more broadly available through retail distribution; our belief that there are significant opportunities to market Quell outside the United States; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein or therein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

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

Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated, wearable technology for management of chronic pain. We also have an experienced management team and Board of Directors. Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 12 weeks in contrast to acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include painful diabetic neuropathy, or PDN, arthritis, fibromyalgia, sciatica, musculoskeletal pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Reflecting the difficulty in treating chronic pain, we believe that inadequate relief leads 25% to 50% of pain sufferers to turn to the over-the-counter market for supplements or alternatives to prescription pain medications. These include non-prescription medications, topical creams, lotions, electrical stimulators, dietary products, braces, sleeves, pads and other items. In total they account for over $4 billion in annual spending in the United States on pain relief products.

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

Our Strategy

There are large and important unmet medical needs in chronic pain treatment. Prescription pain medications and over-the-counter therapies are often inadequate and can lead to other health issues. We believe that controlled, personalized, neuro-stimulation to suppress pain provides an important complement to pain medications. As a medical device company with unique experience in designing devices to manage and alter peripheral nerve function, we believe we are well positioned to make neuro-stimulation widely available to chronic pain sufferers. We have direct experience with neuro-stimulation through our prescription SENSUS wearable pain management device which has been on the market for the past three years and Quell, our over-the-counter, or OTC, wearable device for pain relief which was launched in the second quarter of 2015 and builds upon the core SENSUS neuro-stimulation technology.

Our primary objective is revenue growth. We expect this to be led by the successful market adoption of Quell. We also expect an important contribution to revenue from DPNCheck, our rapid, accurate diagnostic test for diabetic peripheral neuropathy.

Our key business strategies include:

Driving Commercial Adoption of Key Proprietary Products.

•	Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2015, approximately 13,800 Quell devices plus electrodes and accessories were shipped to consumers. Quell utilizes OptiTherapy, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to automatically track and personalize their pain therapy. Quell was launched through two distribution channels: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who resell the product, and a direct-to-consumer channel using online marketing and lead generation. After establishing the professional and direct to consumer channels, we expanded distribution to include Amazon e-commerce sales and QVC direct response TV, or DRTV, sales. We are developing other distribution channels for broader access to the retail markets. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China; however, we do not intend to approach those markets until we have established a solid presence in the United States.
•	DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for the years December 31, 2015 and 2014 were approximately $2.3 million and $1.8 million, respectively. Our US sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States including Japan where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we recently received regulatory approval and are working with Omron Healthcare toward commercial launch in the second half of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

Maintaining a High Level of Research and Development Productivity Our research and development, or R&D, team successfully delivered Quell, an FDA cleared, technologically sophisticated, smart phone integrated product with electrodes and other accessories. We believe that there are no comparable products on the market. Our R&D team is now charged with maintaining and expanding this Quell competitive technological advantage, and enhancing our intellectual property position, through continuing innovation. We expect innovation to take the form of device and software enhancements to improve the user experience, expanded smart phone applications, and new electrode features to optimize therapy. Technological innovation will continue to be one of our top priorities.

Our Business Model

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these devices is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including the ADVANCE system. Our recently developed products, Quell, SENSUS and DPNCheck, conform to this model.

Marketed Products

Quell

Quell is a wearable device for relief of chronic intractable pain, such as nerve pain due to diabetes and lower back problems. It incorporates our OptiTherapy technology, a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device carried in a neoprene band that is worn on the upper calf and (2) an electrode that attaches to the device and is the interface between the device and the skin. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain and will be available OTC. Users of the device have the option of using their smartphones to automatically track and personalize their pain therapy. The device was unveiled at the Consumer Electronics Show in January 2015 and was made commercially available in June 2015. In an independent post-market clinical study of Quell initiated by NeuroMetrix, 81% of subjects reported an improvement in management of their chronic pain and health, and 67% reported a reduction in their use of pain medications. To encourage persons with chronic pain to try Quell, we offer a 60-day trial period during which the product can be returned for a full refund. We estimate, over time, we will see product returns in the range of 20%, as indicated by the results of the post-market clinical study. Quell is currently available at selected physician resellers including podiatrists, pain physicians, primary care physicians, and chiropractors, and also via e-commerce on our designated website at (quellrelief.com) and on Amazon.com, and via DRTV on QVC. We are developing other retail distribution channels to broaden access to consumers. Following commercial launch through the fourth quarter of 2015 approximately 13,800 devices and accessories were shipped to consumers with a total invoiced value of $3.1 million prior to the impact of product returns.

SENSUS

The SENSUS pain therapy device, the technological predecessor to Quell, is a prescription neuro-stimulation device based on TENS for relief of chronic, intractable pain. SENSUS, which was commercially launched in the first quarter of 2013, is a convenient and wearable device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. SENSUS is comprised of: (1) an electronic device with a strap that is worn on the upper calf and (2) an electrode which attaches to the device. We provide prescribing physicians with PC-based software that links to the device via a USB connection, thereby allowing them to download a record of the patient’s use of the device. The SENSUS device and electrodes were cleared by the FDA for commercial distribution. When medically indicated and supported by proper documentation, TENS devices are generally reimbursed by Medicare and many commercial insurance companies under the DME benefit. We believe SENSUS will have a limited impact on future revenues. SENSUS customers have purchased approximately 10,000 devices through December 31, 2015.

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to DPN. The modified device which costs less than the original device, has the same functionality with respect to sural nerve testing. More than 1.8 million patient studies have been performed using our NC-stat technology and there have been approximately 6.8 million nerve tests. It has been the subject of many published studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN. DPNCheck shipments commenced in late 2011 and approximately 2,900 device have been placed with customers through December 31, 2015

ADVANCE System

Our legacy neurodiagnostics business is based on the ADVANCE NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies. The ADVANCE System is comprised of: (1) the ADVANCE device and related modules, (2) various types of electrodes and needles, and (3) a communication hub that enables the physician’s office to network their device to their personal computers and our servers for data archiving, report generation, and other network services. The ADVANCE System is most commonly used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve specific electrode arrays.

Historically, the ADVANCE System has been marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Numerous papers have been published on the use of this technology in this clinical application. More than 1.8 million patient studies have been performed using our NC stat technology and there have been approximately 6.3 million nerve tests, including 700,000 sural nerve tests. As of December 31, 2015, we had an installed base of approximately 500 active customers using are ADVANCE System

The following chart summarizes our previously marketed products and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 13,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain, such as PDN	> 9,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 473,000
ADVANCE	Q2 2008 – present	Nerve Conduction Invasive Needle EMG	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	> 1,800,000 (ADVANCE and NC-stat)
NC-stat*	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)

*	Support was discontinued in the first quarter of 2012.

Customers

Our customers include consumers, patients, physicians, clinics, hospitals, managed care organizations, retail health businesses, independent distributors in the United States and abroad, and durable medical equipment (DME) suppliers. With the commercial launch of Quell in the second quarter of 2015, our customer base has been expanded to include consumers and patients who purchase the device directly from us. Through December 31, 2015, approximately 13,800 devices were shipped. SENSUS was launched in early 2013 and is sold to DME suppliers who, in turn, distribute the product along with consumables directly to patients.

SENSUS customers purchased approximately 2,900 devices during 2015. DPNCheck shipments commenced in late 2011 and approximately 2,900 devices had been placed with customers through December 31, 2015. These customers include managed care organizations, retail health businesses, endocrinologists, podiatrists and primary care physicians. As of December 31, 2015, we had an installed base of approximately 500 active customers using our ADVANCE System. These customers include primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation, or PM&R, physicians, and neurosurgeons. At December 31, 2015, one customer accounted for 46% of accounts receivable and one customer accounted for 12% of revenue.

Geographic Information

Substantially all of our assets, revenues, and expenses for 2015, 2014, and 2013 were located at or derived from operations in the United States. In addition, we have had sales through distributors in Europe, Asia, the Middle East and various regions. During 2015, 2014, and 2013, international revenues accounted for approximately 19%, 19%, and 16%, respectively, of our total revenues.

Sales, Marketing, and Distribution

Quell was made commercially available in the United States during the second quarter of 2015. Initial distribution involved two channels: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who stock and resell the product, and a direct-to-consumer channel using our e-commerce website supported by social media plus traditional marketing. After establishing the professional and direct to consumer channels we expanded distribution to include ecommerce on Amazon.com and DRTV sales on QVC. We plan to make Quell more broadly available through retail distribution in 2016. Marketing for Quell is led by our Senior Vice President and General Manager, Consumer with support from marketing staff and supplemented by outside consultants. We believe there are opportunities for Quell outside the United States, particularly in Western Europe, Japan and China; however, we do not plan to address those markets until we have established a solid presence in the United States.

SENSUS is sold through a combination of national and regional DME suppliers whose sales representatives call on endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage chronic pain in their patients, including patients with painful diabetic neuropathy. The efforts of DME suppliers are coordinated from our corporate office.

Our U.S. sales efforts for DPNCheck are focused on managed care, and specifically Medicare Advantage providers and patient screening services, which we believe represents the most attractive market opportunity. We believe that attractive opportunities are developing in Japan where we received regulatory approval and launched DPNCheck with Omron Healthcare in 2014; in China where we recently received regulatory approval and are working with Omron Healthcare toward commercial launch in the second half of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

Our installed base of ADVANCE accounts is supported by our customer service department. We are not actively pursuing new ADVANCE customers. Interest expressed in new ADVANCE systems by potential customers is handled by our customer service department and our marketing department. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Our marketing support for SENSUS, NC-stat, DPNCheck and ADVANCE is provided by our Senior Vice President of Commercial Operations and staff in our corporate office.

We invest in technical, clinical, and business practices training for our commercial operations team, marketing staff and sales representatives. We also require attendance at periodic sales and product training programs. Promotion and sales of medical devices are highly regulated not only by the FDA, but also by the U.S. Centers for Medicare and Medicaid Services, or CMS, and the Office of Inspector General, or OIG, and, outside the United States, by other international bodies, and are subject to federal and state fraud and abuse enforcement activities. See FDA and other Governmental Regulation below.

Manufacturing and Supply

We perform final assembly and servicing of our Quell, SENSUS and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device, which is no longer in production, but for which we continue to sell accessories was previously manufactured by an outside manufacturer and is now serviced by us. Outside suppliers provide us the subassemblies and components that we use in manufacturing Quell, SENSUS and DPNCheck, as well as our consumable biosensor/electrodes. We do not currently maintain alternative suppliers of subassemblies and key components, or for consumable biosensor/electrodes. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our corporate headquarters facility. We believe these manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc. has been manufacturing devices and providing sub-assemblies to us since November 2005. Sunburst currently manufactures subassemblies for Quell, DPNCheck and SENSUS at a facility in Massachusetts.

Polymer Flexible Circuits, Inc., or Parlex, has been manufacturing electrodes for us since 1999. In 2006 we entered into a manufacturing agreement with Parlex for the manufacture and supply of our requirements of nerve specific electrodes for resale in the United States. Under the agreement, Parlex agreed not to manufacture electrodes to be used to measure nerve conduction for any other company during the term of the agreement and, in some cases, for a period of one year thereafter. This agreement will continue indefinitely until terminated by either party upon not less than 18 months prior written notice to the other party. Parlex manufactures our electrodes at a facility in Massachusetts and also has the ability to perform certain manufacturing steps for our electrodes at a second site located in the United Kingdom.

Katecho, Inc., a full service original equipment manufacturer, or OEM, specializing in medical and cosmetic devices, manufactures biosensors for use with our DPNCheck devices and electrodes for use with our SENSUS and Quell devices under normal commercial terms contained in our purchase orders. Katecho manufactures electrodes at its facility in Iowa.

We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by European agencies. Our ADVANCE System and DPNCheck are cleared for marketing within the United States, Canada, and the European Union. In addition, our neuro-stimulation systems, Quell and SENSUS, are cleared for marketing in the United States. Our facility is subject to periodic inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. As a registered device manufacturer, we will undergo regularly scheduled FDA quality system inspections. However, additional FDA inspections may occur if deemed necessary by the FDA.

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry with nearly two decades of experience in developing diagnostic and therapeutic devices involving the stimulation and measurement of nerve signals for clinical purposes. This group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems. Our R&D team works closely with our marketing group and customers to design products that are focused on improving clinical outcomes. The team consists of ten people including two who hold M.D. degrees and three who hold Ph.D. degrees. It includes the extensive involvement of our founder and Chief Executive Officer who holds both M.D. and Ph.D. degrees and who also coordinates the clinical programs that we support.

R&D efforts currently encompass the following areas:

•	Quell Innovation. Quell utilizes our proprietary wearable intensive nerve stimulation (WINS) technology to provide relief from chronic pain which can encompass lower back problems, fibromyalgia, arthritis, painful diabetic neuropathy and others. Quell is unique among OTC neuro-stimulation products in its clinical indications, technology, personalization and digital health features. Our R&D efforts to date have provided us first-to-market competitive advantage. We anticipate that success will attract competition and that we must continually innovate to maintain a leadership position. Accordingly, our R&D team is developing the next generation Quell to improve the user experience, optimize therapy, expand health tracking, and modify the electrodes to help ensure appropriate usage. Also, we are exploring new clinical indications such as restless leg syndrome. We intend to strengthen our intellectual property position with the development of additional know-how and a growing body of patent applications.
•	Support for DPNCheck. DPNCheck is our quantitative nerve conduction test for peripheral neuropathies including DPN. Its usage is growing in the Medicare Advantage market in the United States and in Japan where it was launched in 2014. DPNCheck recently received regulatory approval in China and we are working with Omron Healthcare toward commercial launch in the second half of 2016. The characteristics of these markets often require device modification for local acceptance which, in turn, involves our R&D team. We are collaborating with Omron Healthcare in Asia for DPNCheck and anticipate continuing engineering support requirements.
•	Support clinical studies for our wearable technology. We recently completed an independent post-market clinical study for Quell. Results were positive with 81% of subjects reporting an improvement in their chronic pain and overall health, and 67% reporting a reduction in their use of pain medications while using Quell. This study has been helpful to our marketing efforts and points to the need to continue to build the clinical foundation for Quell. During 2016 we intend to fund new clinical studies addressing the efficacy of our wearable technology.

Research and development expenses were approximately $3.9 million, $4.1 million, and $3.4 million for 2015, 2014, and 2013, respectively.

Clinical Program

Our clinical program operates under the direction of our Chief Executive Officer. This may from time-to-time be comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted together with leading researchers around the world to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as for devices and consumables. External studies may examine the clinical performance and utility of our products or our products may be used as outcomes measures. We actively seek to publish our clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same.

During the third quarter of 2015 we completed an external pilot study with a leading researcher at the Massachusetts General Hospital employing our wearable technology for restless leg syndrome, or RLS. The results indicated a meaningful reduction in RLS symptoms and as a result, we will consider a study in a larger RLS population. Also during the third quarter of 2015 we completed an external study managed by Ipsos-Vantis of our wearable technology for chronic pain among subjects with several diseases accompanied by chronic pain. The results indicated a statistically significant improvement in chronic pain and a reduction in use of pain medications. The encouraging results have led us to planning further studies during 2016 with the goal of expanding the clinical foundation for our wearable technology for chronic pain.

Competition

We believe there is no direct competition to our neuro-stimulation devices, Quell and SENSUS, for the treatment of chronic pain. The most common approach to chronic pain is pain medication. This includes over-the-counter drugs (such as Advil and Motrin), and prescription drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial.

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

High frequency nerve stimulation is an established treatment for chronic pain supported by numerous clinical studies demonstrating efficacy. In simplified outline, the mechanism of action involves intensive nerve stimulation to activate the body’s central pain inhibition system resulting in widespread analgesia, or pain relief. The nerve stimulation activates brainstem pain centers leading to the release of endogenous opioids that act primarily through the delta opioid receptor to reduce pain signal transmission through the central nervous system. This therapeutic approach is available through deep brain stimulation and through implantable spinal cord stimulation; however, both require surgery and have attendant risks. Non-invasive approaches to neuro-stimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient compliance. We believe that Quell and SENSUS clinical and market claims covering chronic pain and sleep, technical characteristics of high power and automation, and the digital health integration characteristics (Quell), place our products in a unique neuro-stimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation devices including widely marketed over-the-counter TENS such as Sanofi’s IcyHotSmartRelief, Omron PM3030 and Homedics RapidRelief.

We believe that DPNCheck is currently the only objective and standardized test for DPN widely available at the point-of-care. The American Diabetes Association, or ADA, and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, this screen is typically performed with a simple (5.07/10g) monofilament. This subjective method identifies late stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is an unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by a number of medical supply companies.

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

Intellectual Property

We rely on a combination of patents, trademarks, copyrights, trade secrets, and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary technology, intellectual property rights, and know-how. We hold issued utility patents covering a number of important aspects of our Quell, SENSUS, and DPNCheck and ADVANCE products. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We also require our employees, consultants and advisors, whom we expect to work on our products, to agree to disclose and assign to us all inventions conceived, developed using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2015, we had 43 issued U.S. patents, two issued foreign patent, and 34 pending patent applications, including 15 U.S. applications, and 18 foreign national applications. Our wearable therapeutic products have one issued utility patent and two issued design patents. In addition, there are 26 pending utility and design patent applications. A utility patent was recently issued that covers the core technology deployed in our DPNCheck diagnostic device. We have filed two additional utility patent applications for our DPNCheck diagnostic device.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents begin to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic products will expire on the same date in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents will be lost at that time, we have additional patents and patent applications directed to other novel inventions that will have patent terms extending beyond 2017.

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

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, DPNCheck, SENSUS, and NC-stat. We use a trademark for ADVANCE, OptiTherapy, and Wearable Pain Relief Technology. We hold certain foreign registrations for the marks NEUROMETRIX, NC-stat, and SENSUS.

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

We believe that the SENSUS pain management therapeutic system is considered a durable medical equipment (DME) benefit and is reimbursed for chronic pain by Medicare and many commercial insurers under HCPCS code EO730 for the device and under HCPCS code A4595 for the consumable electrodes. These pre-existing codes apply to DME benefits employing transcutaneous electrical nerve stimulation equipment. We expect that Quell will generally not be reimbursed by third party payers.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services.

Our success in selling DPNCheck, SENSUS and ADVANCE will depend upon, among other things, our customers receiving, and our potential customers' expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. See “Risk Factors,” “If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, the adoption of our products and our future product sales will be materially adversely affected.”

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

Before being introduced into the market, our products must obtain market clearance or approval through the 510(k) pre-market notification process, the de novo review process or the PMA process, unless they qualify for an exemption from these processes. See “Risk Factors,” “We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the Quell, SENSUS and DPNCheck devices and the ADVANCE System, as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.”

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

The NC-stat System is also a Class II medical device and has been the subject of several 510(k) clearances, the most recent in July 2006 (K060584). The NC-stat System is cleared for use to stimulate and measure neuromuscular signals that are useful in diagnosing and evaluating systemic and entrapment neuropathies. We believe our NC-stat DPNCheck, or DPNCheck, device is a technical modification to the 510(k) cleared NC-stat device and has the same intended use, and therefore does not raise safety or effectiveness questions. Under the FDA’s published guidance on 510(k) requirements for modified devices, we do not believe that a 510(k) submission is required for DPNCheck.

As transcutaneous electrical nerve stimulators, the SENSUS and Quell pain therapy devices are Class II medical devices which received 510(k) clearance from the FDA in August 2012 and July 2014, respectively. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic pain. In July 2014, our Quell device received 510(k) clearance for over-the-counter use and in November 2014, our Quell disposable electrode received 510(k) clearance for over-the-counter use. The intended use of the Quell pain management therapeutic system is the symptomatic relief and management of chronic pain. The Quell device may also be used during nighttime sleep.

Manufacturing Facilities

Our facility, and the facility utilized by Sunburst, our contract device and sub-assembly manufacturer, have each been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturer are in substantial compliance with the QSR. We expect that our facility will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

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

Following launch of NC-stat in 1999, we experienced rapid revenue growth, which led to our initial public offering in 2004. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had always required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. The success of point-of-care nerve testing, a market which we created, was met with resistance in some sectors of the medical community, particularly by neurologists and physical medicine and rehabilitation physicians, both of which had traditionally provided nerve testing services. As a consequence of successful lobbying by these specialists, physicians using our technology experienced increased denials of coverage by third party payers resulting in their discontinuing usage and our difficulty in accruing new customer accounts. In late 2009 CMS included in the Physician Fee Schedule a new Category I CPT Code, CPT 95905, for nerve conduction studies performed using preconfigured electrode such as those employed with our products. During 2010 most Medicare fiscal intermediaries assumed coverage for CPT 95905 for at least some clinical indications; however, the health care environment has been such that we have been unable to secure broad coverage among private payers, which is essential to the success of our ADVANCE System product. This experience was reflected in our revenues for the legacy Neurodiagnostics business, which peaked in 2006 at

$55.3 million. We reported revenue for our legacy Neurodiagnostics business of $2.3 million, $2.8 million, and $3.8 million in 2015, 2014, and 2013, respectively. We currently manage this business to optimize cash flow.

Employees

As of December 31, 2015, we had a total of 48 full time employees. Of these employees, ten were in research and development, 20 in sales and marketing, eight in production/distribution, and ten in general and administrative services. One employee holds both M.D. and Ph.D. degrees, one employee holds an M.D. degree and two additional employees hold Ph.D. degrees. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

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

Corporate Information

NeuroMetrix was founded in June 1996 by our President and Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. We originally were incorporated in Massachusetts in 1996, and we reincorporated in Delaware in 2001. Our principal offices are located at 1000 Winter Street, Waltham, Massachusetts 02451.

ITEM 1A. Risk Factors

You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K and our other public filings before making any investment decisions with respect to our securities. If any of the following risks occurs, our business, prospects, reputation, results of operations, or financial condition could be harmed. In that case, the trading price of our securities could decline, and our stockholders could lose all or part of their investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and elsewhere in this Annual Report on Form 10-K.

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2015, 2014, and 2013, were approximately $9.2 million, $7.8 million, and $8.0 million, respectively. At December 31, 2015, we had an accumulated deficit of $163.6 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain and our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $12.5 million as of December 31, 2015. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through the second quarter of 2016. However, the amount of our future product sales is difficult to predict, especially in light of the limited nature of the recent commercialization of Quell, and actual sales may not be in line with our forecasts.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses as we aim to successfully commercialize Quell and DPNCheck and the operations of our business and will be dependent on funding our operations through additional public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2015, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the year ended December 31, 2015 includes a going concern explanatory paragraph. Management’s plans include increasing revenue through the commercialization of Quell and DPNCheck. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our future operating and capital needs for the third quarter of 2016 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on commercialization of Quell, our over-the-counter, or OTC, wearable device for chronic pain. We cannot assure you that we will be successful in this field or that our current commercial product for peripheral neuropathy, DPNCheck, or the product candidates or product enhancements in our development pipeline, will be successful.

We are focused on the commercialization of Quell, our OTC wearable device for pain relief. Quell is based on our prescription product for pain relief, SENSUS. Quell has been on the market since June 2015 and we have shipped approximately 13,800 Quell devices since then. Additionally, DPNCheck, which was launched in 2011, is a quantitative nerve conduction test for systemic neuropathies, such as DPN. We also have other product candidates and product enhancements in our development pipeline. Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to create market demand for Quell through a direct sales force, through online marketing efforts, direct response television and other retail channels;
•	manufacturing issues with Quell or our other products;
•	inability to increase adoption of DPNCheck within the Medicare Advantage market;
•	unfavorable market response to DPNCheck in Japan and other Asia markets;
•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;
•	changes to payor policies under the Patient Protection and Affordable Care Act;
•	unfavorable experiences by patients and physicians using Quell and our other products; and,
•	physicians’ reluctance to alter their existing practices and adopt the use of our devices.

If we are unable to expand exposure and penetrate the market for Quell and/or DPNCheck, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

Our current and future revenue is dependent upon commercial acceptance of Quell by the market. The failure of such acceptance will materially and adversely affect our operations.

We anticipate that as revenue from our legacy neurodiagnostics business, the ADVANCE System, continues to decrease, we will rely more heavily on revenue from sales of Quell, our OTC wearable device. As a result, we will continue to incur operating losses until such time as sales of Quell and other products or product candidates reach a mature level and we are able to generate sufficient revenue from their sale to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.

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

Our future revenues from SENSUS will be impacted by the CMS Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) Competitive Bidding Program. Under this program, Medicare will no longer reimburse suppliers for certain products and services, including transcutaneous electrical nerve stimulation (TENS), based on the Medicare fee schedule amount. Instead CMS will provide reimbursement for those products and services based on a competitive bidding process. Our SENSUS pain management system is presently classified within TENS. The DMEPOS Competitive Bidding Program will likely require us to sell SENSUS devices and related consumables subject to Medicare reimbursement at significantly lower prices which would have a material adverse effect on SENSUS profitability. In those regions of the country where DMEPOS Competitive Bidding was implemented in January 2014, low Medicare pricing is restricting our ability to sell SENSUS. As the DMEPOS program is expanded to other regions, a similar effect will likely be seen.

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

We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on third-party manufacturers to manufacture components of our Quell, DPNCheck and SENSUS systems, and to fully manufacture electrodes for the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Parlex Polymer Flexible Circuits, Inc. for the manufacture of the ADVANCE electrodes for nerve conduction testing. Katecho, Inc. manufactures biosensors for use with our DPNCheck devices and manufactures electrodes for Quell and SENSUS, and Sunburst EMS, Inc. manufactures electronic boards and other components of our Quell, DPNCheck and SENSUS products which we assemble at our Massachusetts facility to produce completed devices. Moreover, due to the recent commercialization of Quell and the limited amount of our sales to date, other than Katecho, Inc., we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us.

We have experienced transient inventory shortages on new products, including Quell, during the initial production ramp-up phase. If any materially adverse changes in our relationships with these manufacturers occur, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of product components as we expand our markets, we could lose customers, our potential future growth could be limited and our business could be harmed.

In order for us to successfully expand our business within the United States and internationally, our contract manufacturers must be able to provide us with substantial quantities of components of our products in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our manufacturers to deliver products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

If we or our manufacturers fail to comply with the FDA’s quality system regulation, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.

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

We commenced commercialization of Quell in June 2015. We have additional product candidates and enhancements of our existing products in our R&D pipeline. We expect that advancing our pipeline products will require significant time and resources. We may not be successful in our commercialization efforts for any of the product candidates or product enhancements currently in our pipeline and we may not be successful in developing, acquiring, or in-licensing additional product candidates, to the extent we decide to do so. If we are not successful advancing new products through our development pipeline, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected.

Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales which we may not be able to achieve.

A number of factors may adversely impact our gross margins on product sales and services, including:

•	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;
•	low production volume which will result in high levels of overhead cost per unit of production;
•	the timing of revenue recognition and revenue deferrals;
•	increased material or labor costs;
•	increased service or warranty costs or the failure to reduce service or warranty costs;
•	increased price competition;
•	variation in the margins across products in a particular period; and
•	how well we execute on our strategic and operating plans.

If we are unable to maintain or increase our gross margins on product sales, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

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

Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents begin to expire in 2015, and our issued utility patents begin to expire in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents will be lost at that time, we have additional patents and patent applications directed to other novel inventions that will have patent terms extending beyond 2017. We may not be able to protect our patent rights effectively in some foreign countries. For a variety of reasons, we may decide not to file for patent protection in the United States or in particular foreign countries. Our patent rights underlying our products may not be adequate, and our competitors or customers may design around our proprietary technologies or independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our patent rights. In addition, the patents licensed or issued to us may not provide a competitive advantage. If any of these events were to occur, our ability to compete in the market would be harmed.

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

A federal law commonly known as the federal anti-kickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. These laws constrain a medical device company’s sales, marketing and other promotional activities by limiting the kinds of business relationships and financial arrangements, including sales programs we may have with hospitals, physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed. From time to time, we may provide coding and billing information as product support to purchasers of our products. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be quite substantial including exclusion from participation in federal health care programs. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as “gift ban” or “aggregate spend” laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, was enacted by Congress during 2014. In the event that we are found to have violated these laws or determine to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

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

Our business exposes us to an inherent risk of potential product liability claims related to the manufacturing, marketing and sale of medical devices. The medical device industry historically has been litigious, and we face financial exposure to product liability claims if the use of our products were to cause or contribute to injury or death. Our products may be susceptible to claims of injury because their use involves the electric stimulation of a patient’s nerves. Although we maintain product liability insurance for our products and other commercial insurance, the coverage limits of these policies may not be adequate to cover future claims. As sales and use of our products increase, we may be unable to maintain sufficient product liability or other commercial insurance on acceptable terms or at reasonable costs, and this insurance may not provide us with adequate coverage against potential liabilities. A successful claim brought against us in excess of, or outside of, our insurance coverage could have a material adverse effect on our financial condition and results of operations. A product liability claim, regardless of its merit or eventual outcome, could result in substantial costs to us, a substantial diversion of management attention and adverse publicity. A product liability claim could also harm our reputation and result in a decline in revenues and an increase in expenses.

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

Our success largely depends on the skills, experience, and efforts of our executive officers, including Shai N. Gozani, M.D., Ph.D., our founder, Chairman, President and Chief Executive Officer, Thomas T. Higgins, our Senior Vice President and Chief Financial Officer; and Francis X. McGillin, our Senior Vice President and General Manager Consumer. We do not maintain key person life insurance policies covering any of our employees. The loss of any of our executive officers could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

We are a small company with 48 employees as of December 31, 2015, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

Our future business and financial success will depend, in part, on our ability to effectively market our products, such as Quell and DPNCheck, and enhance these products in response to customer demand. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance our current products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval (if required), introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. Quell and DPNCheck must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, may be affected by our ability to:

•	properly identify customer needs;
•	prove feasibility of new products in a timely manner;
•	educate physicians about the use of new products and procedures;
•	comply with internal quality assurance systems and processes timely and efficiently;
•	limit the timing and cost of obtaining required regulatory approvals or clearances;
•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price new products competitively;
•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacture of the products; and
•	meet our product development plan and launch timelines.

Even if customers accept new products or product enhancements, the revenues from these products may not be sufficient to offset the significant costs associated with making them available to customers.

Failure to successfully develop, obtain regulatory approval or clearance for, manufacture or introduce new products or to complete these processes in a timely and efficient manner could result in delays that could affect our ability to attract and retain customers, or could cause customers to delay or cancel orders, causing our backlog, revenues and operating results to suffer.

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

As we develop the market for wearable technology for chronic pain, we will likely be faced with competition from other companies that decide and are able to enter the market. Some or all of our future competitors in the diagnostic nerve testing market and the consumer market for pain relief may enjoy competitive advantages such as those described above. If we are unable to compete effectively against existing and future competitors, our sales will decline and our business will be harmed.

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

Future clinical studies or other articles regarding our existing products or any competing products may be published that either support a claim, or are perceived to support a claim, that a competitor’s product is more accurate or effective than our products or that our products are not as accurate or effective as we claim or previous clinical studies have concluded. Additionally, physician associations or other organizations that may be viewed as authoritative or have an economic interest in nerve conduction studies and in related electrodiagnostic procedures or other procedures that may be performed using our products or in neurostimulation therapies using our devices could endorse products or methods that compete with our products or otherwise announce positions that are unfavorable to our products. Any of these events may negatively affect our sales efforts and result in decreased revenues.

As we expand into foreign markets, we will be affected by new business risks that may adversely impact our financial condition or results of operations.

Foreign markets represented approximately 19% and 19% of our revenues in 2015 and 2014, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We have not borrowed any funds under this agreement; however, as of December 31, 2015, $226,731 of the amounts available under the agreement are restricted to support letters of credit issued in favor of our landlords.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. We sold shares of our common stock, convertible preferred stock and warrants in December and May 2015, June 2014 and June 2013 and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

The trading price of our common stock has been highly volatile. For the five year period ended December 31, 2015, our stock price has fluctuated from a low of $1.88 to a high of $99.33, as adjusted for stock splits. The market price for our common stock will be affected by a number of factors, including:

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

The stock prices of many companies in the medical device industry have experienced wide fluctuations that have often been unrelated to the operating performance of these companies. Periods of volatility in the market price of a company’s securities can result in securities class action litigation against a company. If class action litigation is initiated against us, we may incur substantial costs and our management’s attention may be diverted from our operations, which could significantly harm our business. .

Our recently implemented reverse stock split could adversely affect the market liquidity of our common stock.

On October 30, 2015, our stockholders approved an amendment to our restated certificate of incorporation, as amended, and authorized our Board of Directors, if in their judgment they deemed it necessary, to effect a reverse stock split of our common stock at a ratio in the range of 1:2 to 1:4. We implemented this reverse stock split on December 1, 2015 with a ratio of 1:4. We cannot predict whether the reverse stock split will increase the market price for our common stock on a sustained basis. The history of similar stock split combinations for companies in like circumstances is varied, and we cannot predict whether:

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

There can be no assurance that we will be able to comply with the continued listing standards of The NASDAQ Capital Market.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on The NASDAQ Capital Market. In 2015, we received two notices from the Listing Qualifications Department of the NASDAQ Stock Market, and we regained compliance with respect to both of these notices before the end of fiscal year 2015. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

If we fail to maintain compliance with any NASDAQ listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on The NASDAQ Capital Market, our common stock has experienced low trading volume. The 50 day average trading volume through December 31, 2015 as reported by NASDAQ was approximately 120,000 shares. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and engineering activities are located in an approximately 12,000 square foot leased facility in Waltham, Massachusetts and our manufacturing and fulfillment activities are located in a 6,000 square foot leased facility in Woburn, Massachusetts. We believe these facilities will be adequate for our needs during the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Capital Market under the symbol “NURO”. The price range per share reflected in the table below is the high and low sales prices of our common stock as reported by NASDAQ (rounded to the nearest penny) for the periods presented and has been adjusted to reflect a 1-for-4 reverse stock split of our common stock completed on December 1, 2015.

	Years ended December 31,
	2015		2014
	High	Low	High	Low
First quarter	$8.20	$6.40	$12.56	$8.68
Second quarter	6.80	3.37	10.44	6.68
Third quarter	4.96	2.84	12.60	6.28
Fourth quarter	3.72	1.88	8.04	6.08

Stockholders

On February 1, 2016, there were approximately 77 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 1, 2016, the last reported sale price per share of our common stock on the NASDAQ Capital Market was $1.74.

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

Issuers Purchases of Equity Securities

In December 2015, we completed a private equity offering with a single institutional investor providing for the issuance of (i) 13,800 shares of Series C convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 10,823,528 shares of our common stock, at an exercise price of $2.30 per share. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below for details of this offering. In conjunction with this offering, we reacquired 63,000 shares of our Series B convertible preferred stock from the single institutional investor, at an average price of $100 per share, during the quarter ended December 31, 2015. The following table sets forth the purchases that we made during the quarter ended December 31, 2015:

Period	Total Number of Series B Preferred Stock Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2015 to October 31, 2015	—	—	N/A	N/A
November 1, 2015 to November 30, 2015	—	—	N/A	N/A
December 1, 2015 to December 31, 2015	63,000	$100	N/A	N/A

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements and related notes for the years ended 2015, 2014, and 2013 appearing elsewhere in this Annual Report on Form 10-K:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$7,300	$5,513	$5,279	$7,575	$10,397
Cost of revenues	3,951	2,569	2,194	3,589	4,722
Gross profit	3,349	2,944	3,085	3,986	5,675
Operating expenses:
Research and development	3,895	4,076	3,438	3,546	3,877
Sales and marketing	7,233	2,913	2,780	5,727	6,689
General and administrative	5,497	4,725	4,225	4,735	5,112
Total operating expenses	16,625	11,714	10,443	14,008	15,678
Loss from operations	(13,276)	(8,770)	(7,358)	(10,022)	(10,003)
Interest and other income	5	5	5	14	22
Warrants offering costs	—	(51)	(376)	—	—
Changes in fair value of warrant liability	4,084	1,050	(290)	—	—
Net loss	$(9,187)	$(7,766)	$(8,019)	$(10,008)	$(9,981)
Net loss per common share applicable to common stockholders, basic and diluted	$(7.75)	$(6.15)	$(12.28)	$(20.86)	$(62.14)

Note: Net loss per common share applicable to common stockholders has been adjusted to reflect our 1-for-4 reverse stock split effected December 2015.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,463	$9,222	$9,196	$8,699	$10,290
Working capital	11,956	8,392	8,919	8,567	10,482
Total assets	16,034	11,402	10,797	10,877	14,221
Total liabilities	3,471	8,015	3,602	2,077	3,132
Total stockholders’ equity	12,563	3,387	7,195	8,800	11,089

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

Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated, wearable technology for management of chronic pain. We also have an experienced management team and Board of Directors.

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

Reflecting the difficulty in treating chronic pain, we believe that inadequate relief leads 25% to 50% of pain sufferers to turn to the over-the-counter market for supplements or alternatives to prescription pain medications. These include non-prescription medications, topical creams, lotions, electrical stimulators, dietary products, braces, sleeves, pads and other items. In total they account for over $4 billion in annual spending in the United States on pain relief products.

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2015, approximately 13,800 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $3.1 million prior to the impact of product returns. Quell utilizes OptiTherapyTM, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to automatically track and personalize their pain therapy. Quell was launched through two distribution channels: a professional channel using a direct sales force to target podiatrists, pain physicians, primary care physicians, and chiropractors who resell the product, and a direct-to-consumer channel using online marketing and lead generation. After establishing the professional and direct to consumer channels, we expanded distribution to include Amazon e-commerce sales and QVC direct response TV, or DRTV, sales. We are developing other distribution channels for broader access to the retail markets. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China; however, we do not intend to approach those markets until we have established a solid presence in the United States.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for 2015, 2014, and 2013 were approximately $2.3 million, $1.8 million, and $1.3 million, respectively. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we recently received regulatory approval and are working with Omron Healthcare toward commercial launch in the second half of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

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

Results of Operations

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$7,299.8	$5,512.8	$1,787.0	32.4%

Revenues include sales from Quell and SENSUS, our wearable therapeutic devices for relief of chronic intractable pain; DPNCheck, our diagnostic test for diabetic peripheral neuropathy, or DPN; and our legacy ADVANCE neurodiagnostics business. Quell was made commercially available during the second quarter of 2015.

During 2015 revenues increased by $1.8 million, or 32.4%, from the prior year. Quell revenues of $2.1 million in 2015 were the largest contributor to revenue growth. During 2015, 13,800 Quell devices and 14,900 electrode packs with a total invoiced value of $3.1 million were shipped to Quell customers. Approximately $0.5 million of invoiced Quell shipments was made to new distribution channels where we have insufficient product return history to recognize revenue, and an additional $0.5 million in invoiced Quell shipments constituted either actual or estimate product returns by customers under our right-of-return policy and are excluded from revenue.

SENSUS, our prescription wearable device, posted shipments of about 2,900 devices and 19,800 electrode packs with total revenue of $0.6 million. This is in comparison with approximately 5,800 SENSUS devices and 17,600 electrode packs and total revenue of $0.9 million in 2014. The decline in SENSUS revenue reflects stress in the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from Quell. There were approximately 700 DPNCheck devices plus 159,000 electrodes shipped during 2015 with revenue of $2.3 million compared to approximately 680 DPN devices and 109,500 electrodes with $1.8 million in revenue in 2014. Revenues also include sales from our ADVANCE neurodiagnostic products totaling $2.3 million in the year ended December 31, 2015, compared to $2.8 million in 2014.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$3,950.7	$2,568.6	$1,382.1	53.8%
Gross profit	$3,349.1	$2,944.2	$404.9	13.8

Our cost of revenues increased to $4.0 million in 2015, compared to $2.6 million in 2014, primarily due to the increase in orders and shipment volumes during the comparable periods. Gross margin decreased to 45.9% in 2015 compared to 53.4% in 2014. The contraction in gross margin reflects two factors: growing Quell sales which are weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect recurring electrode sales at higher margins. Also, continued growth in Quell sales will improve manufacturing cost absorption contributing to margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,894.8	$4,076.0	$(181.2)	(4.4)%
Sales and marketing	7,233.0	2,913.1	4,319.9	148.3
General and administrative	5,497.5	4,725.1	772.4	16.3
Total operating expenses	$16,625.3	$11,714.2	$4,911.1	41.9

Research and Development

Research and development expenses for 2015 and 2014 were $3.9 million and $4.1 million, respectively. The decrease of $0.2 million primarily reflects decreased spending of $0.5 million in personnel costs, partially offset by increased spending of $0.3 million in consulting fees to develop Quell for launch in June 2015 and in transitioning the engineering focus to Quell enhancements and eventually the next product generation.

Sales and Marketing

Sales and marketing expenses increased to $7.2 million in 2015 from $2.9 million in 2014. The increase of $4.3 million included incremental expenses for direct-to-consumer and physician online advertising and paid search of $1.6 million and incremental public relations expenses of $0.3 million to support the Quell launch. An increase in personnel costs of $1.7 million and travel and expense of $0.3 million as compared to the same period last year is attributed to the addition of 14 new employees hired specifically to support the commercialization of Quell, which included a new marketing team, a field sales force, and expansion of the customer care function.

General and Administrative

General and administrative expenses increased by $0.8 million to $5.5 million in 2015 compared to $4.7 million in the prior year. This increase reflected $0.3 million in incremental temporary staffing and consulting services and recruiting fees of $0.1 million related to staff turnover in accounting and information technology as well as costs related to relocating the company’s corporate offices and production to new facilities in the first quarter of 2015.

Interest Income

Interest income was approximately $5,200 and $4,600 during 2015 and 2014, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability of $4.1 million for 2015 reflects the combined effects of a lower base of outstanding warrants for valuation purposes plus a lower stock price and a declining term of the remaining warrants. In connection with the May 2015 financing (See “Liquidity and Capital Resources”) we redeemed $0.9 million in outstanding warrants. The remaining warrants were then valued at fair value at the end of the year using the Black Scholes valuation method. The change in the fair value of the warrant liability in the year ended December 31, 2014 was $1.1 million.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $7.75 and $6.15 for 2015 and 2014, respectively.

Net loss per common share applicable to common stockholders in 2015 of $7.75 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $4.1 million, or $1.52 per share, related to our May 2015 equity offering; a deemed dividend attributable to preferred stockholders in connection with preferred stock modifications of $8.3 million, or $3.06 per share, related to our December 2015 equity offering; a return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion of $0.6 million, or $0.22 per share, related to our December 2015 equity offering; and our 2015 net loss reported in our Statement of Operations of $9.2 million, or $3.38 per share. The above per share amounts are calculated using 2,719,085 weighted average number of shares outstanding as of December 31, 2015.

Net loss per common share applicable to common stockholders in 2014 of $6.15 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $3.0 million, or $1.70 per share, related to our 2014 equity offering; and our 2014 net loss reported in our Statement of Operations of $7.8 million, or $4.45 per share. The above per share amounts are calculated using 1,743,494 weighted average number of shares outstanding at December 31, 2014.

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

Research and Development

Research and development expenses were approximately $4.1 million and $3.4 million in 2014 and 2013, respectively, an increase of $0.6 million or 19%. The increased spending was in support of our initiative to launch Quell in the first half of 2015. R&D investments totaling approximately $0.8 million were made in outside engineering support for product design, smart phone application development and consulting services. During 2013, similar outside support costs were approximately $0.2 million. This spending was offset by reductions of approximately $0.1 million in 2014 clinical study costs.

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

General and Administrative

General and administrative expenses were approximately $4.7 million and $4.2 million in 2014 and 2013, respectively, an increase of $0.5 million of 12%. Personnel costs increased by $0.2 million reflecting incentive compensation and stock based compensation adjustments during 2014. Outside services, including temporary staffing, increased by $0.3 million in response to staff turnover and the support requirements for relocation of the corporate office and production activities planned for early 2015. Professional services for legal and accounting support declined by approximately $0.1 million in 2014 from 2013.

Interest Income

Interest income was approximately $4,600 and $5,700 during 2014 and 2013, respectively. Interest income was earned from investments in cash equivalents.

Warrant offering costs, and Change in fair value of warrant liability

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

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $6.15 and $12.28 for 2014 and 2013, respectively.

Net loss per common share applicable to common stockholders in 2014 of $6.15 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $3.0 million, or $1.70 per share related to our 2014 equity offering; and our 2014 net loss reported in our Statement of Operations of $7.8 million, or $4.45 per share. The above per share amounts are calculated using 1,743,494 weighted average number of shares outstanding as of December 31, 2014.

Net loss per common share applicable to common stockholders in 2013 of $12.28 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $0.8 million, or $1.07 per share related to our 2013 equity offering; and our 2013 net loss reported in our Statement of Operations of $8.0 million, or $11.21 per share. The above per share amounts are calculated using 715,524 weighted average number of shares outstanding as of December 31, 2013.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2015, cash and cash equivalents totaled $12.5 million. During 2015 we completed two equity offerings, or the 2015 Offerings, which are detailed below.

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

	December 31, 2015	December 31, 2014	Change	% Change
	(in thousands)
Cash and cash equivalents	$12,462.9	$9,222.0	$3,240.9	35.1%

During 2015 our cash and cash equivalents increased by $3.2 million reflecting the net proceeds provided by our 2015 equity offerings, offset by $13.1 million of net cash used in operations and $0.6 million used in investing activities. The 2015 Equity Offerings resulted in net proceeds of approximately $16.8 million, after redemptions of certain equity instruments and after deducting financial institution discounts and fees, and other offering expenses.

In December 2015, we completed a private equity offering providing for the issuance of (i) 13,800 shares of Series C convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 10,823,528 shares of our common stock, at an exercise price of $2.30 per share. The closing of the offering occurred on December 31, 2015. The offering resulted in approximately $6.7 million in net proceeds after deducting placement agent fees and expenses and the redemption of 63,000 shares of Series B convertible preferred stock from the May 2015 public offering.

In May 2015, we completed an underwritten public offering of (i) 147,000 shares of Series B convertible preferred stock at a price of $100 per share, and (ii) five year warrants to purchase up to 3,638,250 shares of our common stock at an exercise price of $5.00 per share. This offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with this offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares from the 2014 offering. Net proceeds from this offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million. See Note 12, Stockholders’ Equity, of our Notes to Financial Statements contained elsewhere in this Annual Report on Form 10-K for further information regarding the 2015 Equity Offerings.

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, most recently amended January 14, 2016, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2017. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. As of

December 31, 2015 the Company was in default under a provision of the Agreement that requires the prior written consent by the bank for any repurchase on the Company’s capital stock. This default was waived by the bank on January 14, 2016. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of December 31, 2015, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.2 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our landlords in connection with lease arrangements. Consequently, the amount available for borrowing under the credit facility as of December 31, 2015 was approximately $2.3 million.

In managing working capital, two important financial measurements are days sales outstanding (DSO) and inventory turnover as presented below:

	Years Ended December 31,
	2015	2014
Days sales outstanding (days)	27	38
Inventory turnover rate (times per year)	5.9	4.0

Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 30 days from invoice date. Both days sales outstanding and inventory turnover improved during 2015.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(13,099.9)	$(7,678.5)	$(6,554.9)
Net cash (used in) provided by investing activities	(594.6)	(227.3)	(86.1)
Net cash provided by financing activities	16,935.3	7,932.0	7,137.3

Our operating activities used $13.1 million for the year ended December 31, 2015 primarily attributable to our net loss of $9.2 million. This loss included non-cash credits of approximately $4.1 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in inventories of $0.4 million, increases in prepaid expenses and other assets of $0.4 million, partially offset by increases in accounts payable of $0.5 million.

During the year ended December 31, 2015, our investing activities reflected $0.6 million spent for the acquisition of fixed assets, primarily related to information technology system upgrades.

Following our 2015 equity offerings, we ended the year with 16.0 million warrants outstanding with a weighted average exercise price of $3.57 per common share. Of these, 10.8 million cash exercise warrants have an exercise price of $2.30 per common share, totalling $24.9 million.

We held cash and cash equivalents of $12.5 million as of December 31, 2015. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements through the second quarter of 2016. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the third quarter of 2016 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

As of December 31, 2015, we have federal and state net operating loss, or NOL, carryforwards available to offset future taxable income of $118.2 million and $34.9 million, respectively, and federal and state tax credits of $1.3 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes thereon. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2017. The federal and state research and development credits both begin to expire in 2018. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2015, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2015 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Payments due in
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$3,186,439	$517,566	$1,071,045	$1,028,887	$568,941
Purchase order obligations	1,526,459	1,526,459	—	—	—
Total contractual obligations	$4,712,898	$2,044,025	$1,071,045	$1,028,887	$568,941

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

Revenue Recognition and Accounts Receivable

We recognize revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. Revenues associated with our medical devices and consumables, including single use nerve specific electrodes and other accessories are generally recognized upon shipment, assuming all other revenue criteria have been met.

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. We analyze various factors, including a review of specific transactions, its historical product returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, our actual return or bad debt experience could exceed its estimate. Certain product sales are made with a 30-day or 60-day right of return. Where we can reasonably estimate future returns, we recognizes revenues upon shipment and record as a reduction of revenue a provision for estimated returns. Where we cannot reasonably estimate future returns, we defer revenues until we gain sufficient experience to estimate returns or until the right of return lapses.

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.

Accounts receivable are recorded net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review our allowance for doubtful accounts and determine the allowance based on an analysis of customer past payment history, product usage activity, and recent communications between us and the customer. Individual customer balances which are past due and over 90 days outstanding are reviewed individually for collectability. Account balances are written-off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance sheet credit exposure related to our customers.

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. We write down inventory to its net realizable value for excess or obsolete inventory. Finished goods inventories owned by us, but stored in third party warehouses prior to order fulfillment, are disclosed separately as finished goods on consignment. The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition, and changes in technology. Our consumables have an eighteen to twenty-four month shelf life. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates.

Recently Issued or Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in our balance sheet. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 has been adopted on a prospective basis by us for the year ended December 31, 2015, thus resulting in the reclassification of $45,000 of current deferred tax liabilities to noncurrent on the accompanying balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on our results of operations or cash flows.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-24 of this Annual Report on Form 10-K with the exception of the unaudited summarized quarterly financial data which is presented below. Net loss per common share is calculated independently for each of the periods presented. Therefore, the sum of the quarterly net loss per common share amounts will not necessarily equal the total for the full fiscal year. Per common share amounts have been adjusted for all periods to reflect a 1-for-4 reverse split of our common stock completed on December 1, 2015.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$1,282,960	$1,224,987	$2,054,432	$2,737,451	$7,299,830
Cost of revenues	637,261	595,032	1,119,186	1,599,267	3,950,746
Gross profit	645,699	629,955	935,246	1,138,184	3,349,084
Net loss	(2,071,228)	(1,203,206)	(3,203,778)	(2,709,136)	(9,187,348)
Net loss per common share, basic and diluted	$(1.00)	$(2.07)	$(1.06)	$(3.19)	$(7.75)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$1,331,537	$1,343,770	$1,427,828	$1,409,629	$5,512,764
Cost of revenues	615,081	655,337	639,025	659,159	2,568,602
Gross profit	716,456	688,433	788,803	750,470	2,944,162
Net loss	(1,224,599)	(2,170,710)	(1,461,713)	(2,909,200)	(7,766,222)
Net loss per common share, basic and diluted	$(0.83)	$(3.42)	$(0.74)	$(1.44)	$(6.15)

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control —  Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 8, 2016, the Compensation Committee of the Board of Directors approved modifications to the Management Retention and Incentive Plan (the “Plan”). A full description of the Plan is included under Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed on August 3, 2012, as modified and described in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed on October 28, 2014, which are incorporated herein by reference. Under the Plan, a portion of the consideration payable upon a change of control transaction, as defined in the Plan, would be paid to executive officers and certain other key employees. The modifications of the Plan include clarifying changes as well as adding Frank McGillin, Senior Vice President, General Manager, Consumer, as a participant under the Plan. The description of the Plan, as modified, contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, as modified, a copy of which is set forth as Exhibit 10.15 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of December 31, 2015:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	51	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	64	Senior Vice President, Chief Financial Officer and Treasurer
Francis X. McGillin	55	Senior Vice President, General Manager Consumer
David E. Goodman, M.D.(1)(2)	59	Director
Allen J. Hinkle, M.D.(2)(3)	65	Director
Nancy E. Katz(1)	56	Director
Timothy R. Surgenor(1)(3)	56	Director
David Van Avermaete	64	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Thomas T. Higgins has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 2009. Prior to joining NeuroMetrix, from January 2005 to March 2008, Mr. Higgins was Executive Vice President and Chief Financial Officer at Caliper Life Sciences, Inc., a provider of technology and services for life sciences research. Before Caliper, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (Vitex), a biotechnology company addressing blood safety. Before Vitex, Mr. Higgins served at Cabot Corporation in various senior finance and operations roles. His last position at Cabot was President of Distrigas of Massachusetts Corporation, a subsidiary involved in the liquefied natural gas business, and prior to that he was responsible for Cabot’s Asia Pacific carbon black operations. Before joining Cabot, Mr. Higgins was with PricewaterhouseCoopers where he started his career. Mr. Higgins holds a BBA with honors from Boston University.

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

David E. Goodman, M.D., M.S.E. has served as a member of our Board of Directors since June 2004. Since 2013, Dr. Goodman has served as CEO of FeetFirst, a technology-focused healthcare services company he co-founded that is committed to preventing the devastating and expensive microvascular complications of diabetes. Since 2014, Dr. Goodman has served as a director of Xtant Medical (OTC QX: BONE), a comprehensive supplier of orthopedic and spine surgery products. From 2012 – 2015, Dr. Goodman has served as CMO of FirstVitals, a healthcare services company focused on wellness and prevention. Since 2011, Dr. Goodman has also served as an independent consultant. During 2010, Dr. Goodman has served as President and Chief Executive Officer of SEDline, Inc., a research-focused company with the mission to expand the scope and applications for neuromonitoring. From 2008 to 2009, Dr. Goodman served as Executive Vice President of Business Development for Masimo Corporation, a manufacturer of non-invasive patient monitors. From 2006 to 2008, Dr. Goodman served as an independent consultant providing product design, regulatory and analytical consulting services to medical device and biopharmaceutical companies and also served in this capacity from 2003 to 2004 and from 2001 to 2002. From 2005 to 2006, Dr. Goodman served as President and Chief Executive Officer of BaroSense, Inc., a medical device company focused on developing minimally invasive devices for the long-term treatment of obesity. From 2004 to 2005, Dr. Goodman served as President and Chief Executive Officer of Interventional Therapeutic Solutions, Inc., an implantable drug delivery systems company. From 2002 to 2003, Dr. Goodman served as Chairman, President and Chief Executive Officer of Pherin Pharmaceuticals, a pharmaceutical discovery and development company. From 1994 to 2001, Dr. Goodman held various positions, including Chief Executive Officer, Chief Medical Officer and director, for LifeMasters Supported SelfCare, Inc., a disease management services company that Dr. Goodman founded. Dr. Goodman also served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools from 2011 until its acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Goodman holds 18 patents and is a practicing physician with licenses in California and Hawaii. The Board has concluded that Dr. Goodman should serve as a director because Dr. Goodman’s medical and engineering background and his many years of executive experience in the medical device industry provide important experience and expertise to the Board.

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

Nancy E. Katz has served as a member of our Board of Directors since December 2010. From May 2011 to August 2014, Ms. Katz served as Vice President, Consumer Marketing at Medtronic, Inc., a medical technology company. From July 2005 to July 2010, Ms. Katz was Senior Vice President, Bayer Diabetes Care — North America. Prior to this position, she was President and Chief Executive Officer of Calypte Biomedical Corporation, a manufacturer of HIV diagnostics, President of Zila Pharmaceutical, Inc., a manufacturer of oral care products, and held senior marketing positions with the Lifescan division of

Johnson & Johnson (blood glucose diabetes products), Schering-Plough Healthcare Products, and with American Home Products. She has previously served on the Boards of Directors of Neoprobe Corporation (AMEX: NEOP), Calypte Biomedical Corporation, LXN Corporation and Pepgen Corporation. She received a B.S. in business from the University of South Florida. The Board has concluded that Ms. Katz should serve as a director because her experience in diabetes care and marketing into the diabetes sector provides valuable insight to the Board and management in our diabetes strategy.

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

David Van Avermaete has served as a member of our Board of Directors since September 2013. Since January 2015, Mr. Van Avermaete has served as President of Inject Safe Technologies, a privately held company that has developed a bandage specifically designed to support injections. From April 2004 to February 2013, Mr. Van Avermaete served as Chief Executive Officer of VeraLight, Inc., a medical device company he founded, that focuses on non-invasive screening for type 2 diabetes. From 2000 to 2004, Mr. Van Avermaete served as Senior Vice President Non-Invasive Technology of InLight Solutions, a Johnson & Johnson company focused on transformational technology in the diabetes field. From 1998 to 2000, Mr. Van Avermaete served as U.S. President of the LifeScan division of Johnson & Johnson and, from 1990 to 1998, in various senior level positions at LifeScan concentrating in sales and marketing. Previously, Mr. Van Avermaete served as Vice President Sales and Marketing at Biotope, Director of Marketing at Roche Diagnostics, and Director of Marketing and Sales at Syntex Medical Diagnostics. Mr. Van Avermaete received a Master of Business Administration and a Master of Science Degree in Microbiology from the University of Arizona and a Bachelor of Science Degree in medical technology and chemistry from Ball State University. The Board has concluded that Mr. Van Avermaete should serve as a director because his executive level experience in the medical device and diabetes field, as well as in entrepreneurial ventures, provides the Board with a valuable perspective in commercializing diabetes products.

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class III, Class I and Class II directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2016, 2017, and 2018, respectively. Currently:

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

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held five meetings during 2015.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2015 annual meeting of stockholders by which stockholders may nominate directors.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance,” and we intend to disclose on this website any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics applicable to our directors or executive officers that would otherwise be required to be disclosed under the SEC rules, to the extent permitted, by the NASDAQ rules. A current copy of the Code of Business Conduct and Ethics may also be obtained, without charge, upon written request directed to us at: NeuroMetrix, Inc., 1000 Winter Street, Waltham, Massachusetts 02451, Attention: Compliance Officer.

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

ITEM 11. Executive Compensation

The information required by this Item will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the captions “Compensation of Executive Officers” and “Director Compensation” and is incorporated by reference herein.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of February 1, 2016, except as noted below, of our common stock by:

•	each of our directors;
•	each of our named executive officers;

•	all of our directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than five percent of our common stock.

The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 1, 2016, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after February 1, 2016. Each stockholder’s percentage ownership is based on 4,049,807 shares of our common stock outstanding as of February 1, 2016 plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after February 1, 2016.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Options(2)	Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	56,999	72,132	129,131	3.1%
Thomas T. Higgins	21,374	30,740	52,114	1.3%
Francis X. McGillin	3,158	18,750	21,908	*
Allen Hinkle, M.D.	209	793	1,002	*
David E. Goodman, M.D.	209	793	1,002	*
Timothy R. Surgenor	1,834	793	2,627	*
Nancy E. Katz	209	793	1,002	*
David Van Avermaete	—	1,957	1,957	*
All Current Directors and Executive Officers as a group (8 persons)	83,992	126,751	210,743	5.0%

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Warrants(3)	Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Sabby Management, LLC(3)	—	449,204	449,204	9.99%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 1000 Winter Street, Waltham, Massachusetts 02451.
(2)	Includes all options that are exercisable on or within 60 days from February 1, 2016 by the beneficial owner, except as otherwise noted.
(3)	Reflects shares of common stock issuable upon the exercise of warrants beneficially owned by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. The amount does not include 14,250,826 shares of common stock issuable upon exercise of warrants issued to Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. in 2012, 2013, 2014 and 2015 and 5,411,765 shares of common stock issuable upon the conversion of 13,800 shares of Series C Convertible Preferred Stock issued to Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., all of which are subject to a 9.99% beneficial ownership limitation and related warrant exercise restriction. Sabby Management, LLC and Hal Mintz do not directly own shares of common stock, but are deemed to have beneficial ownership over these shares of common stock because Sabby Management, LLC is the investment manager for both Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. and Hal Mintz is the manager of Sabby Management, LLC. The address for the reporting persons is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2015 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2015

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	164,813	$22.23	291,846 (2)
Equity compensation plans not approved by security holders(3)	50,000	7.52	50,000
Totals	214,813	$18.81	341,846

(1)	Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Seventh Amended and Restated 2004 Stock Option and Incentive Plan, and 2010 Employee Stock Purchase Plan.
(2)	As of December 31, 2015, there were 272,054 shares available for future grant under the Seventh Amended and Restated 2004 Stock Option and Incentive Plan and 19,792 shares available under the 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.
(3)	Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest. The information required by this Item will be contained in our definitive proxy statement for our 2016 Annual Meeting of Stockholders under the caption “Transactions with Related Persons” and is incorporated by reference herein.

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2015 and 2014 are as follows:

Audit Fees

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2015 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of comfort letter, issuance of consents, and review of documents filed with the SEC totaled $604,000, of which $430,000 was billed in 2015 and 174,000 was billed in 2016.

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2014 audit of our annual financial statements, the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents and review of documents filed with the SEC totaled $475,000, of which $308,000 was billed in 2014 and $167,000 was billed in 2015.

Audit-Related Fees

There were no audit-related fees for PricewaterhouseCoopers LLP in 2015 and 2014.

All Other Fees

Fees for PricewaterhouseCoopers LLP for services other than audit-related services were $1,800 for 2015 and $19,300 for 2014, and included annual fees of $17,500 in 2014 in connection with our Corporate Integrity Agreement with the Office of Inspector General of the United States Department of Health and Human Services regarding the previously-disclosed investigation into certain of our past sales and marketing practices relating to our NC-stat System and $1,800 in both years for a software subscription used to review accounting literature.

Tax Fees

There were no tax fees for PricewaterhouseCoopers LLP in 2015 and 2014.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by PricewaterhouseCoopers LLP during the 2015 and 2014 fiscal years.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/04	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/07	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/11	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/13	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/15	001-33351
3.1.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/13	001-33351
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/13	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/14	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/14	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/15	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/15	001-33351
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.		S-8 (Exhibit 4.2)	8/9/04	333-118059
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	9/17/07	001-33351
4.1	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/04	333-115440
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/07	001-33351
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/09	001-33351
4.2.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/13	001-33351
4.2.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/14	001-33351
4.2.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/15	001-33351
4.2.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/15	001-33351
4.3.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/12	333-178165
4.3.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/12	333-178165
4.4	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/13	001-33351
4.5	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/14	001-33351
4.6.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/15	333-188133
4.6.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/15	333-188133
4.7	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/15	001-33351
4.8	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/15	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/14	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/14	011-33351
Credit Facilities, Loan and Equity Agreements
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010		10-Q (Exhibit 10.1)	5/14/10	001-33351
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011		8-K (Exhibit 10.1)	3/3/11	001-33351
10.2.3	Fifth Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated January 31, 2014		10-Q (Exhibit 10.1)	4/24/14	001-33351
10.2.4	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015		10-Q (Exhibit 10.1)	4/24/15	001-33351
10.2.5	Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016	X
10.3.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, as amended, dated June 24, 2014		8-K (Exhibit 10.1)	6/25/14	001-33351
10.3.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 24, 2014		8-K (Exhibit 10.2)	6/25/14	001-33351
10.4	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/15	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/15	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/15	001-33351
Equity Compensation Plans
10.6+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/04	333-115440
10.7.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/04	333-115440
10.7.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/04	333-115440

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.8.1+	Seventh Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/30/15	001-33351
10.8.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/10	001-33351
10.8.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/04	000-50856
10.8.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/04	000-50856
10.8.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/04	000-50856
10.9+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/09	333-159712
10.10+	Second Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	4/7/14	001-33351
Agreements with Executive Officers and Directors
10.11+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/04	333-115440
10.12.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		S-1/A (Exhibit 10.9)	6/22/04	333-115440
10.12.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-K (Exhibit 10.11)	3/20/09	001-33351
10.12.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/04	333-115440
10.12.4+	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.17)	6/22/04	333-115440
10.13.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.1)	9/15/09	001-33351
10.13.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/09	001-33351
10.13.3+	Employment Agreement, dated October 27, 2014 by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.4)	10/28/14	001-33351
10.14.1+	Letter Agreement, dated August 14, 2014, between NeuroMetrix, Inc. and Francis X. McGillin		10-Q (Exhibit 10.5)	10/28/14	001-33351
10.15+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 8, 2016	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Agreements with Respect to Collaborations, Licenses, Research and Development
10.16†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/06	000-50856
23.1	Consent of Pricewaterhouse Coopers LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2015 and 2014, (ii) Statements of Operations for the years ended December 31, 2015, 2014, and 2013, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013, (iv) Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013, and (v) Notes to Financial Statements.	X

+	Indicates management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.

By:	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: February 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 12, 2016 in the capacities indicated below.

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

INDEX TO FINANCIAL STATEMENTS
NeuroMetrix, Inc.
Years ended December 31, 2015, 2014, and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2016

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$12,462,872	$9,221,985
Accounts receivable, net of allowances of $90,111 and $39,966 at December 31, 2015 and 2014, respectively	742,714	580,240
Inventories	1,089,084	679,740
Prepaid expenses and other current assets	852,600	608,160
Total current assets	15,147,270	11,090,125
Fixed assets, net	683,534	311,520
Other long-term assets	203,686	585
Total assets	$16,034,490	$11,402,230
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,060,135	$522,871
Accrued compensation	848,689	885,353
Accrued expenses	1,055,483	1,264,876
Current portion of deferred revenue	227,172	25,048
Total current liabilities	3,191,479	2,698,148
Deferred revenue, net of current portion	—	9,635
Common stock warrants	280,303	5,307,332
Total liabilities	3,471,782	8,015,115
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Series A convertible preferred stock, 11,083 shares designated at December 31, 2015 and December 31, 2014, and zero and 3,614.357 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	4
Series B convertible preferred stock, 147,000 and zero shares designated at December 31, 2015 and December 31, 2014, respectively, and 7,146 and zero shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	7	—
Series C convertible preferred stock, 13,800 and zero shares designated at December 31, 2015 and December 31, 2014, respectively, and 13,800 and zero shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	14	—
Common stock, $0.0001 par value; 100,000,000 and 50,000,000 authorized at December 31, 2015 and 2014, respectively; 4,047,332 and 2,038,151 shares issued and outstanding at December 31, 2015 and 2014, respectively	405	204
Additional paid-in capital	176,127,932	157,765,209
Accumulated deficit	(163,565,650)	(154,378,302)
Total stockholders’ equity	12,562,708	3,387,115
Total liabilities and stockholders’ equity	$16,034,490	$11,402,230

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2015	2014	2013
Revenues	$7,299,830	$5,512,764	$5,278,806
Cost of revenues	3,950,746	2,568,602	2,194,259
Gross profit	3,349,084	2,944,162	3,084,547
Operating expenses:
Research and development	3,894,786	4,075,976	3,438,218
Sales and marketing	7,232,971	2,913,112	2,779,695
General and administrative	5,497,513	4,725,123	4,225,474
Total operating expenses	16,625,270	11,714,211	10,443,387
Loss from operations	(13,276,186)	(8,770,049)	(7,358,840)
Interest income	5,232	4,606	5,666
Warrants offering costs	—	(50,874)	(376,306)
Change in fair value of warrant liability	4,083,606	1,050,095	(289,657)
Net loss	$(9,187,348)	$(7,766,222)	$(8,019,137)
Net loss per common share applicable to common stockholders, basic and diluted (See Note 2, Summary of Significant Accounting Policies)	$(7.75)	$(6.15)	$(12.28)
Weighted average number of common shares outstanding, basic and diluted	2,719,285	1,743,494	715,524

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Changes in Stockholders’ Equity

	Series A1 – C Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2012	—	$—	535,182	$53	$147,393,312	$(138,592,943)	$8,800,422
Stock-based compensation expense	—	—	—	—	245,843	—	245,843
Issuance of common stock and Series A1 and A2 preferred stock under Securities Purchase Agreement	4,436.76	4	62,037	6	876,776	—	876,786
Issuance of common stock upon conversion of preferred stock	(4,436.76)	(4)	529,447	53	(49)	—	—
Issuance of common stock upon exercise of warrants	—	—	327,153	33	2,617,189	—	2,617,222
Reclassification of warrant liability to equity	—	—	—	—	2,362,259	—	2,362,259
Issuance of common stock under employee stock purchase plan	—	—	4,023	1	26,284	—	26,285
Common stock issued to settle incentive compensation obligations	—	—	28,518	2	285,293	—	285,295
Net loss	—	—	—	—	—	(8,019,137)	(8,019,137)
Balance at December 31, 2013	—	$—	1,486,360	$148	$153,806,907	$(146,612,080)	$7,194,975
Stock-based compensation expense	—	—	—	—	289,873	—	289,873
Issuance of common stock and Series A3 and A4 preferred stock under Securities Purchase Agreement	6,644.22	7	166,150	16	3,539,924	—	3,539,947
Issuance of common stock upon conversion of preferred stock	(3,029.86)	(3)	371,306	38	(35)	—	—
Issuance of common stock under employees stock purchase plan	—	—	3,681	1	24,136	—	24,137
Common stock issued to settle incentive compensation obligations			10,654	1	104,404		104,405
Net loss	—	—	—	—	—	(7,766,222)	(7,766,222)
Balance at December 31, 2014	3,614.36	$4	2,038,151	$204	$157,765,209	$(154,378,302)	$3,387,115
Stock-based compensation expense	—	—	—	—	302,415	—	302,415
Issuance of Series B preferred stock and warrants under underwritten public offering	147,000.00	147	—	—	13,290,232	—	13,290,379
Redemption of Series A-4 preferred stock	(3,206.36)	(4)	—	—	(2,262,930)	—	(2,262,934)
Issuance of Series C preferred stock and warrants and redemption of Series B preferred stock under purchase agreement	(49,200.00)	(49)	—	—	6,713,549	—	6,713,500
Issuance of common stock upon conversion of preferred stock	(77,262.00)	(77)	1,952,137	195	(118)	—	—
Issuance of common stock under employees stock purchase plan	—	—	15,443	2	37,822	—	37,824
Common stock issued to settle incentive compensation obligations	—	—	41,601	4	281,753	—	281,757
Net loss	—	—	—	—	—	(9,187,348)	(9,187,348)
Balance at December 31, 2015	20,946.00	$21	4,047,332	$405	$176,127,932	$(163,565,650)	$12,562,708

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2015	2014	2013
Cash flows for operating activities:
Net loss	$(9,187,348)	$(7,766,222)	$(8,019,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	222,592	145,100	150,663
Stock-based compensation	302,415	289,873	245,843
Inventory charges	—	—	151,558
Warrants offering costs	—	50,874	376,306
Change in fair value of warrant liability	(4,083,606)	(1,050,095)	289,657
Changes in operating assets and liabilities:
Accounts receivable	(162,474)	(189,318)	175,529
Inventories	(409,344)	(116,704)	119,932
Prepaid expenses and other current and long-term assets	(447,541)	(195,454)	52,748
Accounts payable	478,760	199,975	65,535
Accrued expenses and compensation	(5,796)	998,434	(54,635)
Deferred revenue	192,489	(44,956)	(108,907)
Net cash used in operating activities	(13,099,853)	(7,678,493)	(6,554,908)
Cash flows for investing activities:
Purchases of fixed assets	(594,606)	(227,308)	(86,079)
Net cash used in investing activities	(594,606)	(227,308)	(86,079)
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including public offering and equity plans	20,141,703	7,932,033	7,155,191
Repurchase of preferred stock and warrants	(3,206,357)	—	—
Payments on capital lease	—	—	(17,929)
Net cash provided by financing activities	16,935,346	7,932,033	7,137,262
Net increase in cash and cash equivalents	3,240,887	26,232	496,275
Cash and cash equivalents, beginning of year	9,221,985	9,195,753	8,699,478
Cash and cash equivalents, end of year	$12,462,872	$9,221,985	$9,195,753
Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$281,757	$104,405	$285,295
Equity offering costs included in accounts payable and accrued expenses	$100,000	$—	$—
Warrants issued under Securities Purchase Agreement initially recorded as a non-current liability	$—	$4,418,824	$4,011,205
Warrants liability reclassified to additional paid-in capital upon exercise of warrants	$—	$—	$2,362,259

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

During 2015 the Company completed two equity offering which are detailed in Note 12 to the financial statements. These financings resulted in proceeds of approximately $19.0 million after redemptions of certain equity instruments, and before fees and expenses. After deducting financial institution discounts and fees, and other expenses of the offerings, the Company realized net proceeds of approximately $16.8 million

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2015, the Company had an accumulated deficit of $163.6 million. The Company held cash and cash equivalents of $12.5 million as of December 31, 2015. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements through the second quarter of 2016. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the third quarter of 2016 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-4 reverse stock split effected December 2015 (see Note 13, Reverse Stock Split, for further details).

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

At December 31, 2015, one customer accounted for 46% of accounts receivable. For the year ended December 31, 2015 one customer accounted for 12% of revenue. For the year ended December 31, 2014 one customer accounted for more than 30% of revenue. For the year ended December 31, 2013, one customer accounted for more than 10% of revenue.

The Company relies on in-house assembly and three third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company’s business, financial position, and results of operations.

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The Company writes down inventory to its net realizable value for excess or obsolete inventory. Finished goods inventories owned by the Company, but stored in third party warehouses prior to order fulfillment, are disclosed separately as finished goods on consignment.

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2015 and 2014 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents and its warrant liability are carried at fair value determined according to the fair value hierarchy described in Note 9.

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

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. The Company analyzes various factors, including a review of specific transactions, its historical product returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, the Company’s actual return or bad debt experience could exceed its estimate. Certain product sales are made with a 30-day or 60-day right of return. Where the Company can reasonably estimate future returns, it recognizes revenues upon shipment and records as a reduction of revenue a provision for estimated returns. Where the Company cannot reasonably estimate future returns, it defers revenues until it gains sufficient experience to estimate returns or until the right of return lapses.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in our existing accounts receivable. The Company reviews the allowance for doubtful accounts and determines the allowance based on an analysis of customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are past due and over 90 days outstanding are reviewed individually for collectability. Account balances are written-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to our customers.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $10,484 and $1,784 at December 31, 2015 and 2014, respectively, are included in accrued expenses in the accompanying balance sheets.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

loss per common share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average number of outstanding instruments such as options, warrants, restricted stock, and preferred stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2015	2014	2013
Options	208,135	125,207	40,348
Warrants	3,222,071	609,084	513,933
Unvested restricted stock	80	1,122	5,597
Convertible preferred stock	2,264,086	228,143	—
Total	5,694,372	963,556	559,878

The Beneficial Conversion Feature, or BCF, recorded in the 2015, 2014 and 2013 Offerings have been recognized as deemed dividends. In addition, the difference between the fair value of the consideration received and the recorded book value of equity instruments redeemed in the December 2015 Offering has been recognized as a deemed dividend. These items have been reflected as an adjustment in the calculation of earnings per share. See Note 12, Stockholders’ Equity, for further details.

Net loss per common share applicable to common stockholders, basic and diluted was determined as follows:

	Years Ended December 31,
	2015	2014	2013
Net loss	$(9,187,348)	$(7,766,222)	$(8,019,137)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	(4,140,446)	(2,955,668)	(766,872)
Deemed dividend attributable to preferred stockholders in connection with preferred stock modifications	(8,332,212)	—	—
Return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion feature	589,751	—	—
Net loss applicable to common stockholders	$(21,070,255)	$(10,721,890)	$(8,786,009)
Net loss per common share applicable to common stockholders, basic and diluted	$(7.75)	$(6.15)	$(12.28)
Weighted average number of common shares outstanding, basic and diluted	2,719,285	1,743,494	715,524

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was $2,499,000, $481,000, and $151,000, in 2015, 2014, and 2013, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Accumulated Other Comprehensive Items

For 2015, 2014, and 2013, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for 2015, 2014, and 2013 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 19% of total revenues in 2015, 19% of total revenues in 2014, and 16% of total revenues in 2013.

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

Recently Issued or Adopted Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the Company’s balance sheet. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 has been adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $45,000 of current deferred tax liabilities to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s results of operations or cash flows.

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

3. Stock-Based Compensation

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated most recently in 2015. At the Annual Meeting of Stockholders held on May 5, 2015, the stockholders of the

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation  – (continued)

Company approved the Company’s Seventh Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 212,500 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2015, 531,570 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 94,703 shares had been issued, 164,813 shares were subject to outstanding options at a weighted average exercise price of $22.23 per share and 272,054 shares were available for future grant.

During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2015, 100,000 shares of common stock were authorized for issuance under the 2009 Inducement Plan, of which 50,000 shares had been issued and were outstanding.

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

In June 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). All of the Company’s employees who had been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year were eligible to participate and any employee who owned 5% or more of the voting power or value of the Company’s stock was not eligible to participate. The 2004 ESPP authorized the issuance of up to a total of 2,604 shares of the Company’s common stock to participating employees.

In May 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP initially authorized the issuance of up to a total of 1,736 shares, of the Company’s common stock to participating employees plus an annual increase on the first day of each of the Company's fiscal years beginning in 2011, equal to the lesser of (i) 1,736 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. At the Company’s Annual Meeting of Stockholders held on May 14, 2012, the stockholders of the Company approved the Company’s Amended and Restated 2010 Employee Stock Purchase Plan (the “Amended and Restated 2010 ESPP”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 4,167 shares. All of the Company’s full-time employees and certain part-time employees are eligible to participate in the Amended and Restated 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the Amended and Restated 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the Amended and Restated 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The Amended and Restated 2010 ESPP is

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation  – (continued)

regarded as a compensatory plan. For the years ended December 31, 2015 and 2014 the Company issued 15,443 and 3,681 shares of its common stock, respectively, under the Amended and Restated 2010 ESPP and the 2010 ESPP, respectively. As of December 31, 2015, there were 19,792 remaining shares to be issued under the Amended and Restated 2010 ESPP.

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

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2015, 2014, and 2013 is calculated using the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.3 – 1.7%	1.4 – 1.8%	1.4 – 1.7%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 years
Volatility	70.0%	70.0%	70.0%

The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a five year term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero as the Company does not currently pay dividends nor expects to do so during the expected option term. The expected option term of five years is estimated based on an analysis of actual option exercises. The volatility assumption is based on daily historical volatility during the time period that corresponds to the expected option term and expected future stock price volatility. The pre-vesting forfeiture rate is based on the historical and projected average turnover rate of employees.

A summary of option activity for the year ended December 31, 2015 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	190,481	$20.67
Granted	31,376	5.07
Exercised	—	—
Forfeited	(7,044)	8.05
Expired	—	—
Outstanding at December 31, 2015	214,813	18.81	8.3	$0
Vested or expected to vest at December 31, 2015	204,310	19.45	7.9	0
Exercisable at December 31, 2015	118,822	28.67	8.3	0

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation  – (continued)

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2015, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2015.

The weighted average per share grant-date fair values of options granted during 2015, 2014, and 2013 was $2.95, $4.24, and $4.08, respectively.

The aggregate intrinsic value of options issued or exercised during 2015, 2014, and 2013 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $288,000, which related to 214,813 shares with a per share weighted fair value of $11.18 as of December 31, 2015. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.1 years.

Stock options granted to non-employees are recorded at fair value and adjusted to market over the vesting period. The Company determines fair value using the Black-Scholes option pricing model, an expected term equal to the option term, a risk-free interest rate corresponding to the expected term, a stock price volatility over the most recent period of time corresponding to the expected term and also based on expected future stock price volatility, and a dividend yield of zero. There were no options granted to non-employees during the years ended December 31, 2015, 2014 or 2013.

Beginning in 2010, certain employees have been granted restricted stock. There were no restricted stock grants in 2015 and 2014. During 2013, the Company granted 500 shares of restricted stock. The restricted stock vested based on continued employment. The fair value of restricted stock is calculated based on the closing sale price of the Company’s common stock on the date of issuance.

A summary of restricted stock activity for the year ended December 31, 2015 is presented below:

	Restricted Shares	Weighted Average Grant Date Fair Value
Restricted shares at December 31, 2014	208	$7.60
Granted	—	—
Vested	(208)	(7.60)
Canceled	—	—
Restricted shares at December 31, 2015	—	$—

During 2015, 2014, and 2013, in lieu of paying withholding taxes on the vesting of restricted stock, an aggregate of 0, 0, and 1,054 shares, respectively, of common stock were withheld to satisfy the minimum tax withholding requirements related to such vesting. Shares withheld were calculated using the market price of the common stock.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for the years 2015, 2014, and 2013, was $38,000, $24,000, and $26,000, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $302,000, $290,000, and $246,000 for 2015, 2014, and 2013, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

4. Inventories

Inventories consist of the following:

	December 31,
	2015	2014
Purchased components	$432,437	$209,426
Finished goods on consignment	39,784	—
Finished goods	616,863	470,314
	$1,089,084	$679,740

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)		December 31,
			2015	2014
Construction in process			$—	$182,755
Computer and laboratory equipment	3		1,698,390	1,782,330
Furniture and equipment	3		319,046	109,617
Production equipment	7		864,287	745,596
Leasehold improvements		*	117,994	7,268
			2,999,717	2,827,566
Less – accumulated depreciation			(2,316,183)	(2,516,046)
			$683,534	$311,520

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $222,592, $145,100, and $150,663 for 2015, 2014, and 2013, respectively.

6. Accrued Compensation and Expenses

The following table provides a rollforward of the liability balance for severance obligations which was recorded as research and development expense in the Company’s Statement of Operations for the year ended 2014. The balance as of December 31, 2014 was included as a component of accrued compensation on the balance sheet.

	December 31,
	2015	2014
Balance – beginning	$148,921	$110,608
Accrual for severance	—	302,758
Severance payments made	(148,921)	(264,445)
Balance – ending	$—	$148,921

Accrued expenses consist of the following for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Technology fees	$450,000	$450,000
Professional services	336,229	257,024
Consulting fees	92,000	173,759
Clinical study obligations	—	74,000
Sales taxes	56,284	34,206
Personnel related obligations	15,548	37,761
Federal excise tax	1,023	25,989
Other	104,399	212,137
	$1,055,483	$1,264,876

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2015, 2014, and 2013.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013
Federal tax provision (benefit) rate	(34.0)%	(34.0)%	(34.0)%
State tax provision, net of federal provision	(8.5)	(7.0)	(4.8)
Permanent items	(14.5)	(3.6)	3.4
Federal research and development credits	(1.3)	(1.0)	(1.7)
Expiration of tax attribute	—	10.9	—
Valuation allowance	58.3	34.7	37.1
Effective income tax rate	—%	—%	—%

The Company’s deferred tax assets consist of the following:

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$40,397,318	$35,449,695
Research and development credit carryforwards	2,005,741	1,855,586
Accrued expenses	704,957	657,132
Stock-based compensation	538,321	590,006
Other	13,698	13,506
Total gross deferred tax assets	43,660,035	38,565,925
Valuation allowance	(43,660,035)	(38,565,925)
Net deferred tax assets	$—	$—

At December 31, 2015, the Company has federal and state net operating loss carryforwards (“NOL”) of $118.2 million and $34.9 million, respectively, as well as federal and state tax credits of $1.3 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $3.9 million and $71,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOL’s begin to expire in 2019 and the state NOL’s begin to expire in 2017. The federal and state research and development credits both begin to expire in 2018.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately and $43.8 million and $38.6 million has been established at December 31, 2015 and 2014, respectively. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes  – (continued)

shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

8. Commitments and Contingencies

Operating Leases

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,503. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations will be accrued and recognized over the term of occupancy such that rent expense is recognized on a straight-line basis. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. The landlord and the Company mutually agreed to make improvements in excess of the agreed upon landlord cost, and the landlord billed that excess cost to the Company as additional rent. This additional rent of $275,961 was included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the remaining term of occupancy.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2015 are as follows:

2016	517,566
2017	529,537
2018	541,508
2019	553,479
2020	475,408
2021	487,379
2022	81,562
Total minimum lease payments	$3,186,439

Total recorded rent expense was $679,026, $638,679, and $635,004, for the 2015, 2014, and 2013, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term.

Other Commitments

At December 31, 2015, other commitments, comprised of purchase orders, totaled approximately $1,526,459.

NeuroMetrix, Inc.

Notes to Financial Statements

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

	December 31, 2015	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,865,498	$1,865,498	$—	$—
Total	$1,865,498	$1,865,498	$—	$—
Liabilities:
Common stock warrants	$280,303	$—	$—	$280,303
Total	$280,303	$—	$—	$280,303

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2015 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2015, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $0.3 million at December 31, 2015.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2015
	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
Warrants:
2014 Offering	$1.98	$8.16	73.39%	1.42%	3yr 6mo	none
2013 Offering	$1.98	$8.00	70.42%	1.17%	2yr 5mo	none

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements  – (continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2013 and December 31, 2015.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2013	$—	$1,938,603	$1,938,603
Initial fair value of warrants at issuance in June 2014	4,418,824	—	4,418,824
Change in fair value of warrant liability	(185,095)	(865,000)	(1,050,095)
Balance at December 31, 2014	$4,233,729	$1,073,603	$5,307,332
Repurchase of warrants in conjunction with public offering	(943,423)	—	(943,423)
Change in fair value of warrant liability	(3,062,314)	(1,021,292)	(4,083,606)
Balance at December 31, 2015	$227,992	$52,311	$280,303

	December 31, 2014	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,107,478	$4,107,478	$—	$—
Total	$4,107,478	$4,107,478	$—	$—
Liabilities:
Common stock warrants	$5,307,307	$—	$—	$5,307,307
Total	$5,307,307	$—	$—	$5,307,307

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

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2014
	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
Warrants:
2014 Offering	$7.80	$8.16	71.11%	1.51%	4yr 6mo	none
2013 Offering	$7.80	$8.00	75.71%	1.24%	3yr 5mo	none

10. Retirement Plan

The Company has established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2015, 2014 and 2013 the Company made no contributions to the plan.

11. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2015 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended, most recently on January 14, 2016, and extended until January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts

NeuroMetrix, Inc.

Notes to Financial Statements

11. Credit Facility  – (continued)

receivable, inventory, and equipment. As of December 31, 2015 the Company was in default under a provision of the Credit Facility that requires the prior written consent by the bank for any repurchase on the Company’s capital stock. This default was waived by the bank on January 14, 2016. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2015, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for the Waltham Lease. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2015 was $2.3 million.

12. Stockholders’ Equity

Private and Public Offerings of Common Stock and Warrants

In December 2015, the Company completed a private equity offering and issued (i) 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at a price of $1,000 per share, and (ii) warrants (the “Warrants”) to purchase up to 10,823,528 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.30 per share (the “December 2015 Offering”). As a part of this offering, the Company redeemed 63,000 Series B preferred shares from the May 2015 Offering that were held by the investor. Accordingly, the December 2015 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the offering were $6.7 million.

Each share of Series C Preferred Stock had a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $2.55, which is subject to adjustment as provided in the Certificate of Designation for the Series C Preferred Stock. The Series C Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series C Preferred Stock and as required by law.

The December 2015 Offering was accounted for as a modification of the investor’s Series B Preferred Stock. Under the modification model, the difference between the fair value of the newly issued Series C Preferred Stock and the Warrants and the carrying value of the repurchased Series B Preferred Stock was recognized within retained earnings as a deemed dividend. The amount of the deemed dividend totaled $8,332,212. As of December 31, 2015, all of the newly issued Series C Preferred Stock were outstanding.

In May 2015, the Company completed an underwritten public offering (the “May 2015 Offering”) of (i) 147,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $100 per share, and (ii) five year warrants to purchase up to 3,638,250 shares of common stock with an exercise price of $5.00 per share. The May 2015 Offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with the 2015 Offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares from the 2014 Offering (described below). Net proceeds from the May 2015 Offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million.

Each share of Series B Preferred Stock had a stated value of $100 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $4.0404, which is subject to adjustment as provided in the Certificate of Designation for the Series B Preferred Stock. The Series B Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series B Preferred Stock and as required by law.

The Series B Preferred Stock is convertible into an aggregate of 3,638,250 shares of common stock. During the second quarter of 2015, 24,684 shares of the Series B Preferred Stock were converted into a total

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity  – (continued)

of 610,929 shares of common stock. During the third quarter of 2015, 28,170 shares of the Series B Preferred Stock were converted into a total of 697,207 shares of common stock. During the fourth quarter of 2015, 24,000 shares of the Series B Preferred Stock were converted into a total of 594,000 shares of common stock and 63,000 shares of the Series B Preferred Stock were repurchased with the proceeds of the December 2015 Offering. As of December 31, 2015, 7,146 shares of the Series B Preferred Stock were outstanding.

The terms and conditions of the Series B Preferred Stock were evaluated based on the guidance of the Derivatives and Hedging topic of the Codification to determine if the conversion feature was an embedded derivative requiring bifurcation. It was concluded that bifurcation was not required because the conversion feature was clearly and closely related to the Series B Preferred Stock. The conversion price at which shares of Series B Preferred Stock were convertible into shares of common stock was determined to be lower than the fair value of common stock at the date of entering into the agreement with the underwriter. This “in-the-money” beneficial conversion feature, or BCF, required separate recognition and measurement of its intrinsic value (i.e., the amount of the increase in value that holders of Series B Preferred Stock would realize upon conversion based on the value of the conversion shares on the date of the underwriting agreement). Because there was not a stated redemption date for the shares of Series B Preferred Stock, the BCF was recognized as a deemed dividend attributable to the Series B Preferred Stock and reflected as an adjustment in the calculation of earnings per share. The amount of the BCF totaled $4,140,446 for the May 2015 Offering.

The Company determined that equity classification was appropriate for the warrants in the December 2015 Offering and the May 2015 Offering following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants had no requirements to be settled in registered shares when exercised. The fair value of the 5 year warrants issued in connection with the December 2015 Offering was estimated to be $6.0 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $1.98, exercise price of $2.30, expected volatility of 70.9%, risk free interest rate of 1.75%, expected term of five years, and no dividends. The fair value of the 1 year warrants issued in connection with the December 2015 Offering was estimated to be $2.2 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $1.98, exercise price of $2.30, expected volatility of 65.7%, risk free interest rate of 0.65%, expected term of one year, and no dividends. The fair value of the warrants issued in connection with the May 2015 Offering was estimated to be $3.2 million on the offering date using utilizing quoted prices (unadjusted) in active markets. The relative fair values were recorded as equity.

In June 2014, the Company entered into a securities purchase agreement (the “2014 Offering”) for the issuance of (i) 166,150 shares of common stock at a price of $8.16 per share, (ii) 2,621.859 shares of Series A-3 Preferred Stock (the “Series A-3 Preferred Stock”) at a price of $1,000 per share, (iii) 4,022.357 shares of Series A-4 Preferred Stock (the “Series A-4 Preferred Stock,” and together with the Series A-3 Preferred Stock, the “Preferred Stock”) at a price of $1,000 per share, and (iv) five year warrants to purchase up to 980,392 shares of common stock with an exercise price of $8.16 per share. The 2014 Offering resulted in approximately $8.0 million in gross proceeds, before deducting expenses. Net proceeds from the 2014 Offering were approximately $7.9 million.

In the 2014 Offering, each share of Preferred Stock had a stated value of $1,000 and was convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $8.16, which is subject to adjustment as provided in each applicable Certificate of Designation for the Preferred Stock. The Preferred Stock had no dividend rights, liquidation preference or other preferences over common stock and had no voting rights except as provided in each applicable Certificate of Designation for the Preferred Stock and as required by law. The 2014 Offering BCF measurement was limited by the transaction proceeds which had been allocated to the Preferred Stock. The BCF was recognized as a deemed dividend attributable to the Preferred Stock and reflected as an

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity  – (continued)

adjustment in the calculation of earnings per share in the quarter ended September 30, 2014. The amount of the BCF totaled $2,955,668 for the 2014 Offering.

The Series A-3 Preferred Stock was convertible into an aggregate of 321,306 shares of common stock and the Series A-4 Preferred Stock was convertible into an aggregate of 492,936 shares of common stock. During June 2014, 204 shares of the Series A-3 Preferred Stock were converted into a total of 25,000 shares of common stock. During July 2014, the remaining 2,417.859 shares of the Series A-3 Preferred Stock were converted into 296,306 shares of common stock. During October 2014, 408 shares of the Series A-4 Preferred Stock were converted into a total of 50,000 shares of common stock. During February 2015, 408 shares of the Series A-4 Preferred Stock were converted into a total of 50,000 shares of common stock. During May 2015, the remaining 3,206.357 shares of the Series A-4 Preferred Stock were repurchased by the Company at a price of $1,000 per share. Total consideration of $3.2 million for the repurchase of the Series A-4 convertible preferred stock and warrants was allocated to the convertible preferred stock and warrants based on their relative fair value. A BCF has been recognized as a return of capital from the preferred shareholders to the common shareholders attributable to the repurchase of 3,206.357 Series A-4 preferred stock and related beneficial embedded conversion feature, and is reflected as an adjustment in the calculation of earnings per share.

The Company continues to revalue unexercised warrants from the 2014 Offering at each reporting period over the life of the warrants using the Black-Scholes model and the changes in the fair value of the warrants were recognized in the Company's statement of operations. The warrants issued in connection with the 2014 Offering were within the scope of the Derivatives and Hedging topic of the Codification. This Codification topic requires issuers to classify as liabilities (or assets under certain circumstances) financial instruments which require an issuer to settle in registered shares. As the warrants are required to be settled in registered shares when exercised, the Company reflected the warrants as a liability in the balance sheet.

The fair value of the warrants issued in connection with the 2014 Offering was estimated to be $4.4 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $8.00, exercise price of $8.16, expected volatility of 67.48%, risk free interest rate of 1.64%, expected term of five years, and no dividends. At December 31, 2015 587,456 warrants remain outstanding. They were revalued at December 31, 2015 in the amount of $0.2 million using the Black-Scholes model (see Note 7) and the liability was reflected in the December 31, 2015 balance sheet. The Company also continues to revalue warrants from its 2013 offering. At December 31, 2015, 264,332 warrants from its 2013 offering remain outstanding. They were revalued at December 31, 2015 in the amount of $0.1 million using the Black-Scholes model (see Note 7) and the liability was reflected in the December 31, 2015 balance sheet.

In 2015, 2014 and 2013, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2015 issuance totaled 41,601 shares with a value of $281,757 reflecting the $6.72 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 13, 2015. The 2014 issuance totaled 10,654 shares with a value of $104,400 reflecting the $9.80 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 25, 2014. The 2013 issuance totaled 29,842 shares with a value of $285,300 reflecting the $9.56 NASDAQ Capital Market closing price on June 4, 2013.

As of December 31, 2015, the Company had 100,000,000 shares of common stock authorized and 4,047,332 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity  – (continued)

At December 31, 2015, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	15,816,393
Outstanding stock options	214,813
Possible future issuance under inducement plan	50,000
Possible future issuance under stock option plans	272,054
Possible future issuance under employee stock purchase plan	19,792
Total	16,373,052

13. Reverse Stock Split

The Company’s common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. Because the Company’s common stock had been trading below a price of $1.00 per share, and was subject to delisting from The NASDAQ Stock Market LLC, or NASDAQ as a result, on December 1, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-4 reverse stock split of its common stock, or the Reverse Stock Split. This action had previously been approved by the Company’s stockholders at the Company’s special meeting held on October 30, 2015. As a result of the Reverse Stock Split, every four shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

The Company’s shares outstanding immediately prior to the Reverse Stock Split totaled 13,785,239, which were adjusted to 3,446,274 shares outstanding as a result of the Reverse Stock Split. The Company’s common stock began trading at its post-Reverse Stock Split price at the beginning of trading on December 2, 2015. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Annual Report on Form 10-K including the December 31, 2014 Balance Sheet amounts for common stock and additional paid-in capital have been retroactively adjusted to reflect the Reverse Stock Split.

On December 16, 2015, the Company received a letter from NASDAQ indicating that it had regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on The NASDAQ Capital Market. The Company’s common stock continues to be listed on NASDAQ.

14. Management Retention and Incentive Plan

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

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2015
Allowance for Doubtful Accounts	$38,000	—	—	(13,000)		$25,000
Sales Returns Reserve	1,966	—	487,782	(424,637)		65,111
Deferred Tax Asset Valuation Allowance	38,565,925	5,342,672	—	(248,562	)(2)	43,660,035
December 31, 2014
Allowance for Doubtful Accounts	$35,000	$26,042	—	$(23,042)		$38,000
Sales Returns Reserve	895	—	49,114	(48,043)		1,966
Deferred Tax Asset Valuation Allowance	36,108,231	3,280,605	—	(822,911	)(2)	38,565,925
December 31, 2013
Allowance for Doubtful Accounts	$130,000	$111,296	$—	$(206,296	)(1)	$35,000
Sales Returns Reserve	21,616	—	38,278	(58,999	)(1)	895
Deferred Tax Asset Valuation Allowance	34,347,467	2,976,809	—	(1,216,045	)(2)	36,108,231

(1)	Net write-offs.
(2)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1