Form 10-Q
period 2016-03-31
NeuroMetrix, Inc.
filed 2016-04-21
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

4,389,899 shares of common stock, par value $0.0001 per share, were outstanding as of April 15, 2016.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$8,739,651	$12,462,872
Accounts receivable, net of allowances of $87,714 and $90,111 at March 31, 2016 and December 31, 2015, respectively	491,259	742,714
Inventories	1,513,322	1,089,084
Prepaid expenses and other current assets	719,569	852,600
Total current assets	11,463,801	15,147,270

Fixed assets, net	650,539	683,534
Other long-term assets	193,830	203,686
Total assets	$12,308,170	$16,034,490

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$1,381,140	$1,060,135
Accrued compensation	800,148	848,689
Accrued expenses	1,084,846	1,055,483
Deferred revenue	3,823	227,172
Total current liabilities	3,269,957	3,191,479

Common stock warrants	185,987	280,303
Total liabilities	3,455,944	3,471,782

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	14	21
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 4,389,899 and 4,047,332 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	439	405
Additional paid-in capital	176,512,678	176,127,932
Accumulated deficit	(167,660,905)	(163,565,650)
Total stockholders’ equity	8,852,226	12,562,708
Total liabilities and stockholders’ equity	$12,308,170	$16,034,490

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended March 31,
	2016	2015

Revenues	$2,275,247	$1,282,960
Cost of revenues	1,482,513	637,261
Gross profit	792,734	645,699

Operating expenses:
Research and development	1,156,790	902,542
Sales and marketing	2,407,879	1,455,686
General and administrative	1,424,341	1,546,090
Total operating expenses	4,989,010	3,904,318
Loss from operations	(4,196,276)	(3,258,619)
Interest income	6,705	1,089
Change in fair value of warrant liability	94,316	1,186,302
Net loss	$(4,095,255)	$(2,071,228)
Net loss per common share, basic and diluted	$(1.00)	$(1.00)
Weighted average number of common shares outstanding, basic and diluted	4,090,358	2,068,521

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Quarters Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,095,255)	$(2,071,228)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,638	29,144
Stock-based compensation	66,012	83,999
Change in fair value of warrant liability	(94,316)	(1,186,302)
Changes in operating assets and liabilities:
Accounts receivable	251,455	(341,355)
Inventories	(424,238)	44,577
Prepaid expenses and other current assets	142,887	344,874
Accounts payable	379,509	311,487
Accrued expenses and compensation	317,732	197,589
Deferred revenue	(223,349)	(56,466)
Net cash used in operating activities	(3,617,925)	(2,643,681)

Cash flows from investing activities:
Purchases of fixed assets	(28,643)	(175,181)
Net cash used in investing activities	(28,643)	(175,181)

Cash flows from financing activities:
Payments from issuance of stock and warrants, including public offering and equity plans	(76,653)	—
Net cash used in financing activities	(76,653)	—

Net decrease in cash and cash equivalents	(3,723,221)	(2,818,862)
Cash and cash equivalents, beginning of period	12,462,872	9,221,985
Cash and cash equivalents, end of period	$8,739,651	$6,403,123
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$318,761	$281,757
Purchases of fixed assets in accounts payable	$—	$82,161

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

March 31, 2016

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, a Delaware corporation, was founded in June 1996. The Company develops wearable medical technology and point-of-care tests that help patients and physicians better manage chronic pain, nerve diseases, and sleep disorders. The Company markets Quell ® and SENSUS® which are wearable therapeutic devices designed for relief of chronic, intractable pain. Quell was commercially launched in the United States during the second quarter of 2015. The Company also markets DPNCheck®, which is a quantitative nerve conduction test that is used by physicians and health care professionals to evaluate systemic neuropathies such as diabetic peripheral neuropathy, or DPN. The Company’s historical neurodiagnostic business is based on the ADVANCE System which is a comprehensive platform for the performance of traditional nerve conduction studies and invasive electromyography procedures and which is primarily used in physician offices and clinics.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2016, the Company had an accumulated deficit of $167.7 million. The Company held cash and cash equivalents of $8.7 million as of March 31, 2016. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the third quarter of 2016. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the third quarter of 2016 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-4 reverse stock split effected December 2015.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2016, unaudited statements of operations for the quarters ended March 31, 2016 and 2015 and the unaudited statements of cash flows for the quarters ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by US GAAP. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 12, 2016 (File No. 001-33351), or the Company’s 2015 Form 10-K.

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

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. The Company analyzes various factors, including a review of specific transactions, its historical product returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, the Company’s actual return or bad debt experience could exceed its estimate. Certain product sales are made with a 30-day or 60-day right of return. Where the Company can reasonably estimate future returns, it recognizes revenues upon shipment and records as a reduction of revenue a provision for estimated returns. Where the Company cannot reasonably estimate future returns, it defers revenues until it gains sufficient experience to estimate returns or until the right of return lapses. As of March 31, 2016 and December 31, 2015, shipments totaling $553,854 and $489,467, respectively, were deferred and recorded as a reduction to accounts receivable. Costs related to these shipments of $392,018 and $378,440 have been reclassified from inventory to prepaid expenses and other current assets as of March 31, 2016 and December 31, 2015, respectively.

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

During the first quarter of 2016, two customers accounted for approximately 25% of total revenue. In comparison, in the first quarter of 2015, one customer accounted for approximately 21% of total revenue. One customer accounted for 27% and one different customer accounted for 46% of accounts receivables as of March 31, 2016 and December 31, 2015, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard 842, Leases (ASC 842). ASC 842 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASC-842 will have on the Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the Company’s balance sheet. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 was adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $45,000 of current deferred tax liabilities to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s results of operations or cash flows.

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

For the quarters ended March 31, 2016 and 2015, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended March 31,
	2016	2015
Options	214,117	202,314
Warrants	15,816,393	1,440,211
Unvested restricted stock	—	208
Convertible preferred stock	5,586,669	392,936
Total	21,617,179	2,035,669

4.	Inventories

Inventories consist of the following:

	March 31, 2016	December 31, 2015

Purchased components	$667,457	$432,437
Finished goods on consignment	23,814	39,784
Finished goods	822,051	616,863
	$1,513,322	$1,089,084

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2016	December 31, 2015

Technology fees	$450,000	$450,000
Professional services	222,333	336,229
Consulting fees	185,000	92,000
Sales taxes	40,312	56,284
Personnel related obligations	75,881	15,548
Other	111,320	105,422
	$1,084,846	$1,055,483

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,503. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at March 31, 2016. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at March 31, 2016 Using
	March 31,2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,982,025	$4,982,025	$—	$—
Total	$4,982,025	$4,982,025	$—	—

Liabilities:
Common stock warrants	$185,987	$—	$—	$185,987
Total	$185,987	$—	$—	$185,987

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at March 31, 2016 using the Black-Scholes model, which is based on Level 3 inputs. As of March 31, 2016, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $0.2 million at March 31, 2016.

	Black-Scholes Inputs to Warrant Liability Valuation at March 31, 2016
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.83	$8.16	72.1%	0.9%	3yr 3mo	none
2013 Offering	$1.83	$8.00	64.1%	0.8%	2yr 2mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2015 and March 31, 2016

	2014 Offering	2013 Offering	Total
Balance at December 31, 2015	$227,992	$52,311	$280,303
Change in fair value of warrant liability	(65,266)	(29,050)	(94,316)
Balance at March 31, 2016	$162,726	$23,261	$185,987

		Fair Value Measurements at December 31, 2015 Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,865,498	$1,865,498	$—	$—
Total	$1,865,498	$1,865,498	$—	$—

Liabilities:
Common stock warrants	$280,303	$—	$—	$280,303
Total	$280,303	$—	$—	$280,303

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

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of March 31, 2016 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended, most recently on January 14, 2016 and expires on January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2016, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount available under the Credit Facility is restricted to support letters of credit issued in favor of the Company’s landlords for the Waltham Lease. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2016 was $2.3 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2016	December 31, 2015

Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2016 and December 31, 2015; no shares issued and outstanding at March 31, 2106 and December 31, 2015	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at March 31, 2016 and December 31, 2015, and 500 and 7,146 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	0	7
Series C convertible preferred stock, $0.001 par value, 13,800 shares designated at March 31, 2016 and December 31, 2015, and 13,800 shares issued and outstanding at March 31, 2016 and December 31, 2015	14	14

In January 2016, 100 shares of Series B Preferred Stock were converted by a holder into 2,475 shares of Common Stock. In March 2016, 6,546 shares of Series B Preferred Stock were converted by a holder into 162,014 shares of Common Stock. The 500 shares of Series B Preferred Stock outstanding as of March 31, 2016 are convertible into an aggregate of 12,375 shares of common stock.

In March 2016, the Company issued an aggregate of 178,079 shares of fully vested common stock with a value of $318,761 in partial settlement of 2015 management incentive compensation. The shares issued reflected the $1.79 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 9, 2016. The 2015 issuance to settle the 2014 management incentive compensation totaled 41,601 shares with a value of $281,757 reflecting the $6.72 NASDAQ Capital Market closing price on March 13, 2015.

Total compensation cost related to nonvested awards not yet recognized at March 31, 2016 was $228,753. The total compensation costs are expected to be recognized over a weighted-average period of 2.1 years.

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

Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through March 31, 2016, approximately 21,900 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $4.8 million, prior to the impact of product returns. Quell utilizes OptiTherapy TM , our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control and automatically track their pain therapy. Quell is distributed in the United States via e-commerce, direct response TV, and specialty catalogs. We expect Quell to be made available in retail mass merchandisers beginning in the second quarter of 2016. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China; however, we do not intend to approach those markets until we have established a solid presence in the United States.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2015, 2014, and 2013 were approximately $2.3 million, $1.8 million, and $1.3 million, respectively. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Commercial opportunities outside the United States are developing, including in Japan where DPNCheck is distributed by Omron Healthcare and in Mexico where DPNCheck is distributed by Scienta Farma. In the first quarter of 2016 we received regulatory approval in China where we plan to launch DPNCheck with Omron Healthcare in late 2016. Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these devices is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our recent products, Quell, SENSUS and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Quarters Ended March 31, 2016 and 2015

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$2,275.2	$1,283.0	$992.2	77.3%

Revenues include sales from Quell, SENSUS, DPNCheck and our legacy ADVANCE neurodiagnostics business. Quell was made commercially available during the second quarter of 2015.

During the first quarter of 2016 revenues increased by $1.0 million, or 77.3%, from the first quarter of 2015. Quell revenues of approximately $1.2 million were the largest contributor to revenue growth. During the first quarter of 2016, 8,138 Quell devices and 7,902 electrode packs with a total invoiced value of approximately $1.7 million were shipped to Quell customers. Approximately $0.6 million of these invoiced Quell shipments was made into new distribution channels where we have insufficient product return history to recognize revenue. Accordingly, revenue of $0.6 million was deferred at the end of the first quarter of 2016. In addition, approximately $0.4 million in invoiced value of Quell shipments has been excluded from revenue in order to provide for actual and estimated product returns by customers under our right-of-return policy. This represents a Quell return rate of approximately 21% which is consistent with our expectations. In addition, approximately $0.5 million of Quell invoiced value deferred in prior periods has been recognized in revenue in the first quarter of 2016.

SENSUS, our prescription wearable device, posted shipments of 186 SENSUS devices and 2,038 electrode packs with total revenue of approximately $40,000 in the first quarter of 2016. This is in comparison to 1,024 SENSUS devices and 5,482 electrode packs, which amounted to approximately $0.2 million in revenue in the first quarter of 2015. The decline in SENSUS revenue reflects stress in the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from Quell. We believe SENSUS will have a limited impact on future revenues.

There were 85 DPNCheck devices plus 35,025 electrodes shipped with revenue of approximately $0.5 million in the first quarter of 2016 as compared to 97 DPN devices and 36,675 electrodes with approximately $0.5 million in revenue in the first quarter of 2015.

Revenues also include sales from our ADVANCE neurodiagnostic products totaling approximately $0.6 million in the first quarter of 2016, as compared to approximately $0.6 million in the first quarter of 2015. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$1,482.5	$637.3	$845.2	132.6%

Gross profit	$792.7	$645.7	$147.0	22.8%

Our cost of revenues increased to $1.5 million in the first quarter of 2016 as compared to $0.6 million in the first quarter of 2015. Gross margin decreased to 34.8% in the first quarter of 2016 from 50.3% in the first quarter of 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to margin gains.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended March 31,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,156.8	$902.5	$254.3	28.2%
Sales and marketing	2,407.9	1,455.7	952.2	65.4%
General and administrative	1,424.3	1,546.1	(121.8)	(7.9)%
Total operating expenses	$4,989.0	$3,904.3	$1,084.7	27.8%

Research and Development

Research and development expenses for the quarters ended March 31, 2016 and 2015 were $1.2 million and $0.9million, respectively. The increase of $0.3 million relates primarily to Quell which was launched in the second quarter of 2015 and reflects increased spending of approximately $0.2 million on outside engineering support to reduce product manufacturing costs and for product design innovation. It also includes approximately $55,000 for Quell software development support leading to the release of an enhanced smartphone application in the first quarter of 2016.

Sales and Marketing

Sales and marketing expenses increased to $2.4 million for the quarter ended March 31, 2016 from $1.5 million for the quarter ended March 31, 2015. The nearly $1.0 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Sales and marketing headcount-related costs contributed $0.3 million of the increase from first quarter of 2015 as compared to first quarter 2016. Spending to build product awareness was responsible for the balance of the increase with approximately $0.3 million attributable to on-line advertising and paid search, and approximately $0.2 million attributable to TV content advertising development and testing designed to support retail distribution.

General and Administrative

General and administrative expenses decreased by $0.1 million to $1.4 million for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015. This decrease was attributable to a reduction of approximately $42,000 in scientific advisory board fees and a reduction of approximately $31,000 in IT and temporary support services.

Change in fair value of warrant liability

The change in fair value of warrant liability of $94,000 relates to the revaluation of warrants from the fair value of $0.3 million estimated at December 31, 2015 to $0.2 million at March 31, 2016. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at March 31, 2016 reflects our lower stock price at March 31, 2016 compared to December 31, 2015, as well as the shorter remaining term of the warrants. The change in the fair value of the warrant liability in the first quarter of 2015 was $1.2 million.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2016, cash and cash equivalents totaled $8.7 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	March 31, 2016	December 31, 2015	Change	% Change
	($ in thousands)

Cash and cash equivalents	$8,739.7	$12,462.9	$(3,723.2)	(29.9)%

In order to supplement our access to capital, we are party to the Credit Facility with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The Credit Facility expires on January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of March 31, 2016, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.2 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our landlords in connection with lease arrangements. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2016 was approximately $2.3 million.

During the first quarter of 2016, our cash and cash equivalents decreased by $3.7 million due mainly to our loss from operations.

In managing working capital, two important financial measurements are days sales outstanding (DSO) and inventory turnover as presented below:

	Quarters Ended March 31,		Year Ended December 31,
	2016	2015	2015

Days sales outstanding (days)	24	42	27
Inventory turnover rate (times per year)	4.6	3.9	5.9

Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 30 days from invoice date.

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(3,617.9)	$(2,643.7)
Net cash used in investing activities	(28.6)	(175.2)
Net cash used in financing activities	(76.7)	—

Our operating activities used $3.6 million in the quarter ended March 31, 2016. The primary driver for the use of cash in our operating activities during the first quarter of 2016 was our net loss of $4.1 million as compared to our net loss of $2.0 million in the first quarter of 2015. This loss included non-cash credits of approximately $0.1 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in accounts payable of $0.4 million and increases in accrued expenses and compensation of $0.3 million, partially offset by increases in inventory of $0.4 million.

Our financing activities used $0.1 million in the quarter ended March 31, 2016 for payment of offering costs related to our equity raising activities in December 2015.

We held cash and cash equivalents of $8.7 million as of March 31, 2016. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the third quarter of 2016. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the third quarter of 2016 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2016, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard 842, Leases (ASC 842). ASC 842 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and does not know the effect, if any, ASC-842 will have on the Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17). ASU 2015-17 requires that deferred income tax liabilities and assets be classified as noncurrent in the Company’s balance sheet. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 was adopted on a prospective basis by the Company for the year ended December 31, 2015, thus resulting in the reclassification of $45,000 of current deferred tax liabilities to noncurrent on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s results of operations or cash flows.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

NEUROMETRIX, INC.

Date: April 21, 2016	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: April 21, 2016	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1

Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016. (Incorporated by reference to Exhibit 10.2.5 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on February 12, 2016).

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Statements of Operations for the quarter ended March 31, 2016 and 2015, (iii) Statements of Cash Flows for the quarter ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.**

