Form 10-Q
period 2016-06-30
NeuroMetrix, Inc.
filed 2016-07-21
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

5,118,273 shares of common stock, par value $0.0001 per share, were outstanding as of July 15, 2016.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$11,330,857	$12,462,872
Accounts receivable, net	328,981	742,714
Inventories	1,048,053	1,089,084
Prepaid expenses and other current assets	1,070,855	852,600
Total current assets	13,778,746	15,147,270

Fixed assets, net	614,961	683,534
Other long-term assets	183,974	203,686
Total assets	$14,577,681	$16,034,490

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$644,862	$1,060,135
Accrued compensation	506,689	848,689
Accrued expenses	1,342,150	1,055,483
Deferred revenue	412,304	227,172
Total current liabilities	2,906,005	3,191,479

Common stock warrants	108,678	280,303
Total liabilities	3,014,683	3,471,782

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	21	21
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,918,273 and 4,047,332 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	492	405
Additional paid-in capital	183,318,910	176,127,932
Accumulated deficit	(171,756,425)	(163,565,650)
Total stockholders’ equity	11,562,998	12,562,708
Total liabilities and stockholders’ equity	$14,577,681	$16,034,490

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$2,647,422	$1,224,987	$4,922,669	$2,507,947

Cost of revenues	1,572,370	595,032	3,054,883	1,232,293

Gross profit	1,075,052	629,955	1,867,786	1,275,654

Operating expenses:
Research and development	1,127,850	982,253	2,284,640	1,884,795
Sales and marketing	2,832,279	1,762,282	5,240,158	3,217,968
General and administrative	1,292,305	1,224,822	2,716,646	2,770,912

Total operating expenses	5,252,434	3,969,357	10,241,444	7,873,675

Loss from operations	(4,177,382)	(3,339,402)	(8,373,658)	(6,598,021)

Interest income	4,553	500	11,258	1,589
Change in fair value of warrant liability	77,309	2,135,696	171,625	3,321,998

Net loss	$(4,095,520)	$(1,203,206)	$(8,190,775)	$(3,274,434)

Net loss per common share applicable to common stockholders, basic and diluted	$(5.37)	$(2.07)	$(6.56)	$(3.13)

Weighted average number of common shares outstanding, basic and diluted	4,456,712	2,297,308	4,273,535	2,183,546

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,190,775)	$(3,274,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	124,396	95,486
Stock-based compensation	121,989	172,402
Change in fair value of warrant liability	(171,625)	(3,321,998)
Changes in operating assets and liabilities:
Accounts receivable	413,733	(8,446)
Inventories	41,031	(541,860)
Prepaid expenses and other current and long-term assets	(198,543)	(165,454)
Accounts payable	(356,769)	262,191
Accrued expenses and compensation	235,924	5,032
Deferred revenue	185,132	587,139
Net cash used in operating activities	(7,795,507)	(6,189,942)

Cash flows from investing activities:
Purchases of fixed assets	(55,823)	(503,028)
Net cash used in investing activities	(55,823)	(503,028)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including public and private offerings and equity plans	6,719,315	13,316,324
Repurchase of Series A-4 preferred stock and warrants	—	(3,206,357)
Net cash provided by financing activities	6,719,315	10,109,967

Net (decrease)/increase in cash and cash equivalents	(1,132,015)	3,416,997
Cash and cash equivalents, beginning of period	12,462,872	9,221,985
Cash and cash equivalents, end of period	$11,330,857	$12,638,982
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$318,761	$281,757

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2016, the Company had an accumulated deficit of $171.8 million. The Company held cash and cash equivalents of $11.3 million as of June 30, 2016. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the first quarter of 2017. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the first quarter of 2017 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-4 reverse stock split effected December 2015.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2016, unaudited statements of operations for the quarters and six months ended June 30, 2016 and 2015 and the unaudited statements of cash flows for the six months ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 12, 2016 (File No. 001-33351), or the Company’s 2015 Form 10-K.

Revenues

The Company recognizes revenue when the following criteria have been met: persuasive evidence of an arrangement exists, delivery has occurred and risk of loss has passed, the seller’s price to the buyer is fixed or determinable, and collection is reasonably assured. Revenues associated with the Company’s medical devices and consumables are generally recognized upon shipment, assuming all other revenue recognition criteria have been met. Revenue associated with shipments made to distributors who have the right to return any unsold product is recognized once the product is sold by the distributor to the end customer (i.e. under a sell-through model), assuming all other revenue recognition criteria have been met. Cash received prior to all the conditions for revenue recognition being met is recorded as deferred revenue. Deferred revenue recorded prior to cash receipt is recorded as an offset to accounts receivable.

As of June 30, 2016 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $979,000. Of this total, $566,696 was recorded as a reduction to accounts receivable and $412,304 was recorded in deferred revenue, as cash had been received. As of December 31, 2015, the total value of shipments that had been made to sell-through distributors but have not yet been sold through to end customers totaled $489,467. Of this total, $262,295 was recorded as a reduction to accounts receivable and $227,172 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $713,000 and $378,440 have been deferred and recorded in prepaid expenses and other current assets as of June 30, 2016 and December 31, 2015, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30-day or 60-day rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded as a reduction to accounts receivable was $215,535 and $65,111 as of June 30, 2016 and December 31, 2015, respectively.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of probable credit losses. Allowance for doubtful accounts was $25,000 as of June 30, 2016 and December 31, 2015.

One customer accounted for approximately 11% and 12% of total revenue for the three-months and six-months ended June 30, 2016, respectively, and for approximately 20% and 21% of total revenue for the three-months and six-months ended June 30, 2015, respectively. Two customers accounted for 37% and one different customer accounted for 46% of accounts receivables as of June 30, 2016 and December 31, 2015, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2016-02 will have on the Company’s Financial Statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on the Company’s Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-09 will have on the Company’s Financial Statements or which adoption method will be used.

2.	Comprehensive Loss

For the quarters and six months ended June 30, 2016 and 2015, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Options	218,259	205,457	216,188	199,889
Warrants	18,811,918	2,339,584	17,314,155	1,697,000
Unvested restricted stock	—	114	—	161
Convertible preferred stock	6,901,868	2,225,327	6,244,269	1,999,788
Total	25,932,045	4,770,482	23,774,612	3,896,838

The deemed dividend recorded in the June 2016 Offering (as defined below) represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The Beneficial Conversion Feature, or BCF, recorded in the May 2015 Offering (as defined below) has been recognized as deemed dividends. These items have been reflected as an adjustment in the calculation of earnings per share. See Note 9, Stockholders’ Equity, for further details.

	Quarters Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(4,095,520)	$(1,203,206)	$(8,190,775)	$(3,274,434)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	—	(4,140,446)	—	(4,140,446)
Deemed dividend attributable to preferred stockholders in connection with preferred stock modifications	(19,846,377)	—	(19,846,377)	—
Return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion feature	—	589,751	—	589,751
Net loss applicable to common stockholders	$(23,941,897)	$(4,753,901)	$(28,037,152)	$(6,825,129)
Net loss per common share applicable to common stockholders, basic and diluted	$(5.37)	$(2.07)	$(6.56)	$(3.13)
Weighted average number of common shares outstanding, basic and diluted	4,456,712	2,297,308	4,273,535	2,183,546

4.	Inventories

Inventories consist of the following:

	June 30, 2016	December 31, 2015

Purchased components	$466,346	$432,437
Finished goods on consignment	5,789	39,784
Finished goods	575,918	616,863
	$1,048,053	$1,089,084

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2016	December 31, 2015

Technology fees	$450,000	$450,000
Professional services	327,930	336,229
Consulting fees	267,613	92,000
Sales taxes	55,738	56,284
Clinical study obligations	17,700	—
Personnel related obligations	5,005	15,548
Other	218,164	105,422
	$1,342,150	$1,055,483

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,503. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at June 30, 2016. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at June 30, 2016 Using
	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$7,489,683	$7,489,683	$—	$—
Total	$7,489,683	$7,489,683	$—	—

Liabilities:
Common stock warrants	$108,678	$—	$—	$108,678
Total	$108,678	$—	$—	$108,678

Due to the lack of market quotes relating to our common stock warrants issued in financings in 2014 and 2013, the fair value of the common stock warrants was determined at June 30, 2016 using the Black-Scholes model, which is based on Level 3 inputs. As of June 30, 2016, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $0.1 million at June 30, 2016.

	Black-Scholes Inputs to Warrant Liability Valuation at June 30, 2016
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.66	$8.16	68.83%	0.71%	3yr 0mo	none
2013 Offering	$1.66	$8.00	62.03%	0.57%	1yr 11mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2015 and June 30, 2016.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2015	$227,992	$52,311	$280,303
Change in fair value of warrant liability	(129,887)	(41,738)	(171,625)
Balance at June 30, 2016	$98,105	$10,573	$108,678

		Fair Value Measurements at December 31, 2015 Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,865,498	$1,865,498	$—	$—
Total	$1,865,498	$1,865,498	$—	$—

Liabilities:
Common stock warrants	$280,303	$—	$—	$280,303
Total	$280,303	$—	$—	$280,303

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

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of June 30, 2016 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended, most recently on January 14, 2016 and expires on January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the

Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2016, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $499,481 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2016 was approximately $2.0 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2016	December 31, 2015

Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2016 and December 31, 2015; no shares issued and outstanding at June 30, 2016 and December 31, 2015	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at June 30, 2016 and December 31, 2015, and 500 and 7,146 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1	7
Series C convertible preferred stock, $0.001 par value, 13,800 shares designated at June 30, 2016 and December 31, 2015, and zero and 13,800 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	14
Series D convertible preferred stock, $0.001 par value, 21,300 and zero shares designated at June 30, 2016 and December 31, 2015, respectively, and 20,361.400 and zero shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	20	—

Private and Public Offerings of Common Stock and Warrants

In June 2016, the Company completed a private equity offering with one institutional investor (the “Investor”) and issued (i) 21,300 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 11,800,554 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $1.69 per share (the “June 2016 Offering”). As a part of this offering, the Company redeemed 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) issued in the December 2015 Offering that were held by the Investor. Accordingly, the June 2016 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the June 2016 Offering were $6.7 million.

Each share of Series D Preferred Stock had a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $1.805, which is subject to adjustment as provided in the Certificate of Designation for the Series D Preferred Stock. The Series D Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series D Preferred Stock and as required by law.

The June 2016 Offering was accounted for as a modification of the Investor’s Series C Preferred Stock. Under the modification model, a deemed dividend was recognized within retained earnings which represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The amount of the deemed dividend totaled $19.8 million. During the second quarter of 2016, 938.6 shares of the Series D Preferred Stock were converted into a total of 520,000 shares of common stock. As of June 30, 2016, 20,361.4 shares of Series D Preferred Stock remained outstanding.

In May 2015, the Company completed an underwritten public offering (the “May 2015 Offering”) of (i) 147,000 shares of Series B Preferred Stock at a price of $100 per share, and (ii) five year warrants to purchase up to 3,638,250 shares of common stock with an exercise price of $5.00 per share. The May 2015 Offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with the May 2015 Offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares from the 2014 Offering. Net proceeds from the May 2015 Offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million.

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

The Company determined that equity classification was appropriate for the warrants in the June 2016 Offering, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants had no requirements to be settled in registered shares when exercised. The fair value of the 5 year warrants issued in connection with the June 2016 Offering was estimated to be $14.6 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $1.99, exercise price of $1.69, expected volatility of 71.5%, risk free interest rate of 1.23%, expected term of five years, and no dividends.

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

Total compensation cost related to nonvested awards not yet recognized at June 30, 2016 was $188,917. The total compensation costs are expected to be recognized over a weighted-average period of 2.3 years.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 3 months in contrast to acute pain, which is a normal bodily response to injury or trauma. Chronic pain conditions include painful diabetic neuropathy, or PDN, arthritis, fibromyalgia, sciatica, musculoskeletal pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through June 30, 2016, approximately 33,135 Quell devices plus electrodes and accessories were shipped to customers with a total invoiced value of $7.3 million, prior to the impact of product returns. Quell utilizes OptiTherapy®, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control and automatically track their pain therapy. Quell is distributed in the United States via e-commerce, direct response TV, specialty catalogs, and beginning in the second quarter of 2016, retail mass merchandisers. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China; however, we do not intend to approach those markets until we have established a solid presence in the United States.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2015, 2014, and 2013 were approximately $2.3 million, $1.8 million, and $1.3 million, respectively. DPNCheck revenues for the six months ended June 30, 2016 were approximately $0.9 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Commercial opportunities outside the United States are developing, including in Japan where DPNCheck is distributed by Omron Healthcare and in Mexico where DPNCheck is distributed by Scienta Farma. In the first quarter of 2016 we received regulatory approval in China where we plan to launch DPNCheck with Omron Healthcare in late 2016. Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these devices is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including the ADVANCE system. Our recent products, Quell, SENSUS and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Quarters Ended June 30, 2016 and 2015

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$2,647.4	$1,225.0	$1,422.4	116.1%

Revenues include sales from Quell, SENSUS, DPNCheck and our legacy ADVANCE neurodiagnostics business. Quell was made commercially available during the second quarter of 2015.

During the second quarter of 2016 revenues increased by $1.4 million, or 116.1%, from the second quarter of 2015. Quell revenues of approximately $1.7 million were the largest contributor to revenue growth. During the second quarter of 2016, 11,201 Quell devices and 9,676 electrode reorder packages with a total invoiced value of approximately $2.5 million were shipped to Quell customers. Approximately $1.0 million of these invoiced Quell shipments were made into distribution channels where unsold product may be returned to us. Accordingly, revenue of $1.0 million was deferred at the end of the second quarter of 2016. In addition, approximately $0.5 million in invoiced value of Quell shipments has been excluded from revenue in order to provide for actual and estimated product returns by customers under our right-of-return policy. This represents a Quell return rate of approximately 26% which is consistent with our expectations. In addition, approximately $0.6 million of Quell invoiced value deferred in prior periods has been recognized in revenue in the second quarter of 2016. Quell revenues were approximately $24,000 in the second quarter of 2015.

SENSUS, our prescription wearable device, posted shipments of 104 SENSUS devices and 1,183 electrode reorder packages with total revenue of approximately $27,000 in the second quarter of 2016. This is in comparison to 648 SENSUS devices and 5,849 electrode reorder packages, which amounted to approximately $149,000 in revenue in the second quarter of 2015. The decline in SENSUS revenue reflects stress in the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from Quell. We believe SENSUS will have a limited impact on future revenues.

There were 96 DPNCheck devices plus 32,875 electrodes shipped with revenue of approximately $0.5 million in the second quarter of 2016 as compared to 128 DPNCheck devices and 28,525 electrodes with approximately $0.4 million in revenue in the second quarter of 2015.

Revenues also include sales from our ADVANCE neurodiagnostic products totaling approximately $0.5 million in the second quarter of 2016, as compared to approximately $0.6 million in the second quarter of 2015. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$1,572.4	$595.0	$977.4	164.3%

Gross profit	$1,075.1	$630.0	$445.1	70.7%

Our cost of revenues increased to $1.6 million in the second quarter of 2016 as compared to $0.6 million in the second quarter of 2015. Gross margin decreased to 40.6% in the second quarter of 2016 from 51.4% in the second quarter of 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to margin gains.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,127.8	$982.3	$145.5	14.8%
Sales and marketing	2,832.3	1,762.3	1,070.0	60.7%
General and administrative	1,292.3	1,224.8	67.5	5.5%
Total operating expenses	$5,252.4	$3,969.4	$1,283.0	32.3%

Research and Development

Research and development expenses for the quarters ended June 30, 2016 and 2015 were $1.1 million and $1.0 million, respectively. The increase of $0.1 million relates primarily to Quell which was launched in the second quarter of 2015 and reflects increased spending of approximately $0.2 million on outside engineering support for product design innovation.

Sales and Marketing

Sales and marketing expenses increased to $2.8 million for the quarter ended June 30, 2016 from $1.8 million for the quarter ended June 30, 2015. The $1.1 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Spending to build product awareness was responsible for the majority of the increase with approximately $1.1 million attributable to product promotion through TV advertising, on-line advertising and paid search. These increases were partially offset by sales and marketing headcount-related cost reductions of approximately $0.2 million from the second quarter of 2015 as compared to the second quarter of 2016.

General and Administrative

General and administrative expenses increased by $0.1 million to $1.3 million for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. This increase was attributable to an increase of approximately $62,000 in credit card processing fees.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $0.1 million relates to the revaluation of warrants from the fair value of $0.2 million estimated at March 31, 2016 to $0.1 million at June 30, 2016. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at June 30, 2016 reflects our lower stock price at June 30, 2016 compared to March 31, 2016, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $2.1 million for the second quarter of 2015 relates to the revaluation of warrants from $4.1 million at March 31, 2015 to $1.0 million at June 30, 2015, plus the effects of the forfeiture of warrants in connection with the repurchase of Series A-4 Preferred Stock (see Note 9 to the financial statements).

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $5.37 and $2.07 for the quarters ended June 30, 2016 and 2015, respectively.

Net loss per common share applicable to common stockholders for the quarter ended June 30, 2016 of $5.37 included a deemed dividend attributable to preferred stockholders in connection with preferred stock modifications of $19.8 million, or $4.45 per share, related to our June 2016 Offering; and our net loss reported in our Statement of Operations for the quarter ended June 30, 2016 of $4.1 million, or $0.92 per share. The above per share amounts are calculated using 4,456,712 weighted average shares outstanding as of June 30, 2016.

Net loss per common share applicable to common stockholders the quarter ended June 30, 2015 of $2.07 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $4.1 million, or $1.81 per share, related to our May 2015 Offering; a return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion of $0.6 million, or $0.26 per share, related to our May 2015 Offering; and our net loss reported in our Statement of Operations for the quarter ended June 30, 2015 of $1.2 million, or $0.52 per share. The above per share amounts are calculated using 2,297,308 weighted average shares outstanding as of June 30, 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$4,922.7	$2,507.9	$2,414.8	96.3%

Revenues include sales from Quell, SENSUS, DPNCheck and our legacy ADVANCE neurodiagnostics business. Quell was made commercially available during the second quarter of 2015.

During the six months ended June 30, 2016 revenues increased by $2.4 million, or 96.3%, from the same period of 2015. Quell revenues of approximately $2.8 million were the largest contributor to revenue growth. During the six months ended June 30, 2016, 19,339 Quell devices and 17,578 electrode reorder packages with a total invoiced value of approximately $4.3 million were shipped to Quell customers. Approximately $1.0 million of these invoiced Quell shipments were made into distribution channels where unsold product may be returned to us. Accordingly, revenue of $1.0 million was deferred at June 30, 2016. In addition, approximately $0.9 million in invoiced value of Quell shipments has been excluded from revenue in order to provide for actual and estimated product returns by customers under our right-of-return policy. This represents a Quell return rate of approximately 26% which is consistent with our expectations. In addition, approximately $0.5 million of Quell invoiced value deferred in prior periods has been recognized in revenue in the six months ended June 30, 2016. Quell revenues were approximately $24,000 in the six months ended June 30, 2015.

SENSUS, our prescription wearable device, posted shipments of 290 SENSUS devices and 3,221 electrode reorder packages with total revenue of approximately $67,000 in the six months ended June 30, 2016. This is in comparison to 1,672 SENSUS devices and 11,331 electrode reorder packages, which amounted to approximately $325,000 in revenue in the same period of 2015. The decline in SENSUS revenue reflects stress in the durable medical equipment distribution channel from the Medicare competitive bidding initiative, as well as sales encroachment from Quell. We believe SENSUS will have a limited impact on future revenues.

There were 181 DPNCheck devices plus 67,900 electrodes shipped with revenue of approximately $0.9 million in the six months ended June 30, 2016 as compared to 225 DPNCheck devices and 65,200 electrodes with approximately $0.9 million in revenue in the same period of 2015.

Revenues also include sales from our ADVANCE neurodiagnostic products totaling approximately $1.1 million in the six months ended June 30, 2016, as compared to approximately $1.2 million in the same period of 2015. The decline in ADVANCE revenue continues the historical trend for this product line, which has limited direct operating expenses and which we manage for cash flow.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$3,054.9	$1,232.3	$1,822.6	147.9%

Gross profit	$1,867.8	$1,275.7	$592.1	46.4%

Our cost of revenues increased to $3.1 million in the six months ended June 30, 2016 as compared to $1.2 million in the same period of 2015. Gross margin decreased to 37.9% in the six months ended June 30, 2016 from 50.9% in the same period of 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to margin gains.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Six Months Ended June 30,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,284.6	$1,884.8	$399.8	21.2%
Sales and marketing	5,240.2	3,218.0	2,022.2	62.8%
General and administrative	2,716.6	2,770.9	(54.3)	(2.0)%
Total operating expenses	$10,241.4	$7,873.7	$2,367.7	30.1%

Research and Development

Research and development expenses for the six months ended June 30, 2016 and 2015 were $2.3 million and $1.9 million, respectively. The increase of $0.4 million relates primarily to Quell which was launched in the second quarter of 2015 and reflects increased spending of approximately $0.4 million on outside engineering support for product design innovation.

Sales and Marketing

Sales and marketing expenses increased to $5.2 million for the six months ended June 30, 2016 from $3.2 million for the quarter ended June 30, 2015. The $2.0 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Sales and marketing headcount-related costs contributed $0.1 million of the increase for the six months ended June 30, 2016 as compared to the same period of 2015. Spending to build product awareness was responsible for the majority of the increase with approximately $1.7 million attributable to TV advertising, on-line advertising and paid search.

General and Administrative

General and administrative expenses decreased by $0.1 million to $2.7 million for the six months ended June 30, 2016 compared to the same period of 2015. This decrease was attributable to a reduction of approximately $84,000 in scientific advisory board fees.

Change in fair value of warrant liability

The change in fair value of warrant liability of $0.2 million relates to the revaluation of warrants from the fair value of $0.3 million estimated at December 31, 2015 to $0.1 million at June 30, 2016. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at June 30, 2016 reflects our lower stock price at June 30, 2016 compared to December 31, 2015, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $3.3 million for the six months ended June 30, 2015 relates to the revaluation of warrants from $5.3 million at December 31, 2014 to $1.0 million at June 30, 2015, plus the effects of the forfeiture of warrants in connection with the repurchase of Series A-4 Preferred Stock (see Note 9 to the financial statements).

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $6.56 and $3.13 for the six months ended June 30, 2016 and 2015, respectively.

Net loss per common share applicable to common stockholders for the six months ended June 30, 2016 of $6.56 included a deemed dividend attributable to preferred stockholders in connection with preferred stock modifications of $19.8 million, or $4.64 per share, related to our June 2016 Offering; and our net loss reported in our Statement of Operations for the six months ended June 30, 2016 of $8.2 million, or $1.92 per share. The above per share amounts are calculated using 4,273,535 weighted average shares outstanding as of June 30, 2016.

Net loss per common share applicable to common stockholders for the six months ended June 30, 2015 of $3.13 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $4.1 million, or $1.90 per share, related to our May 2015 Offering; a return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion of $0.6 million, or $0.27 per share, related to our May 2015 Offering; and our net loss reported in our Statement of Operations for the six months ended June 30, 2015 of $3.3 million, or $1.50 per share. The above per share amounts are calculated using 2,183,546 weighted average number of shares outstanding as of June 30, 2015.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2016, cash and cash equivalents totaled $11.3 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	June 30, 2016	December 31, 2015	Change	% Change
	($ in thousands)

Cash and cash equivalents	$11,330.9	$12,462.9	$(1,132.0)	(9.1)%

In order to supplement our access to capital, we are party to the Credit Facility with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The Credit Facility expires on January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of June 30, 2016, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.5 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2016 was approximately $2.0 million

During the six months ended June 30, 2015, our cash and cash equivalents decreased by $1.1 million reflecting the offsetting effects of $6.7 million in net proceeds from the June 2016 Offering and the ongoing net cash usage for business operations which totaled $7.9 million.

In managing our working capital, we monitor days sales outstanding and inventory turnover rate, which are presented in the table below:

	Quarters Ended June 30,		Year Ended December 31,
	2016	2015	2015

Days sales outstanding (days)	14	30	27
Inventory turnover rate (times per year)	4.9	3.9	5.9

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(7,795.5)	$(6,189.9)
Net cash used in investing activities	(55.8)	(503.0)
Net cash provided by financing activities	6,719.3	10,110.0

Our net cash used in operating activities was $7.8 million for the six months ended June 30, 2015 primarily attributable to our net loss of $8.2 million. This loss included non-cash credits of approximately $0.2 million for revaluing outstanding warrants at fair value. In addition, operating activities included decreases in accounts receivable of $0.3 million, increases in accrued expenses and compensation of $0.2 million, partially offset by decreases in accounts payable of $0.4 million.

Following the June 2016 Offering, we had 28.2 million warrants outstanding with a weighted average exercise price of $2.76 per common share. Of these, 10.8 million warrants had an exercise price of $2.30 per common share, totaling $24.9 million and 11.8 million warrants had an exercise price of $1.69 per common share, totaling $19.9 million.

We held cash and cash equivalents of $11.3 million as of June 30, 2016. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the first quarter of 2017. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the first quarter of 2017 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2016, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2016-02 will have on the Company’s Financial Statements.

 In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods beginning after December 15, 2016, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on the Company’s Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-09 will have on the Company’s Financial Statements or which adoption method will be used.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses; our expectations for commercialization of our Quell product outside the United States; our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our plan to make Quell more broadly available through retail distribution; our belief that there are significant opportunities to market Quell outside the United States; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” below and in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEUROMETRIX, INC.

Date: July 21, 2016	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: July 21, 2016	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016.*

4.1	Form of Common Stock Purchase Warrant (June 2016).*

4.2	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent.*

10.1	Form of Securities Purchase Agreement by and among NeuroMetrix, Inc. and the purchasers named therein, as amended.*

10.2	Form of Registration Rights Agreement by and among NeuroMetrix, Inc. and the purchasers named therein.*

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2016 and December 31, 2015, (ii) Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (iii) Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) Notes to Financial Statements.

 *Previously filed with the Current Report on Form 8-K filed on June 3, 2016.

