Form 10-Q
period 2016-09-30
NeuroMetrix, Inc.
filed 2016-10-20
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,318,273 shares of common stock, par value $0.0001 per share, were outstanding as of October 19, 2016.

NeuroMetrix, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.

Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$7,568,186	$12,462,872
Accounts receivable, net	571,378	807,825
Inventories	1,162,156	1,089,084
Prepaid expenses and other current assets	1,290,700	852,600
Total current assets	10,592,420	15,212,381

Fixed assets, net	582,194	683,534
Other long-term assets	174,118	203,686
Total assets	$11,348,732	$16,099,601

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$714,204	$1,060,135
Accrued compensation	685,610	848,689
Accrued expenses	1,557,597	1,120,594
Deferred revenue	629,350	227,172
Total current liabilities	3,586,761	3,256,590

Common stock warrants	52,430	280,303
Total liabilities	3,639,191	3,536,893

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	20	21
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,318,273 and 4,047,332 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	532	405
Additional paid-in capital	183,373,567	176,127,932
Accumulated deficit	(175,664,578)	(163,565,650)
Total stockholders’ equity	7,709,541	12,562,708
Total liabilities and stockholders’ equity	$11,348,732	$16,099,601

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Operations

(Unaudited)

	Quarters Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015

Revenues	$3,389,427	$2,054,432	$8,312,096	$4,562,379

Cost of revenues	2,031,823	1,119,186	5,086,706	2,351,479

Gross profit	1,357,604	935,246	3,225,390	2,210,900

Operating expenses:
Research and development	1,202,651	940,794	3,487,291	2,825,589
Sales and marketing	2,959,311	1,965,627	8,199,469	5,183,595
General and administrative	1,165,815	1,386,170	3,882,461	4,157,082

Total operating expenses	5,327,777	4,292,591	15,569,221	12,166,266

Loss from operations	(3,970,173)	(3,357,345)	(12,343,831)	(9,955,366)

Interest income	5,772	1,761	17,030	3,350
Change in fair value of warrant liability	56,248	151,806	227,873	3,473,804

Net loss	$(3,908,153)	$(3,203,778)	$(12,098,928)	$(6,478,212)

Deemed dividends attributable to preferred shareholders and returns of capital to common shareholders associated with equity offerings (Note 3)	—	—	(19,846,377)	(3,550,695)

Net loss applicable to common stockholders	$(3,908,153)	$(3,203,778)	$(31,945,305)	$(10,028,907)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.76)	$(1.06)	$(7.01)	$(4.06)

Weighted average number of common shares outstanding, basic and diluted	5,116,099	3,033,496	4,556,440	2,469,976

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

(Unaudited)

	Nine months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,098,928)	$(6,478,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	189,224	160,993
Stock-based compensation	176,684	246,406
Change in fair value of warrant liability	(227,873)	(3,473,804)
Changes in operating assets and liabilities:
Accounts receivable	236,447	(321,655)
Inventories	(73,072))	(392,422)
Prepaid expenses and other current and long-term assets	(408,532)	(484,063)
Accounts payable	(287,427)	423,275
Accrued expenses and compensation	634,181	30,948
Deferred revenue	402,178	667,994
Net cash used in operating activities	(11,457,118)	(9,620,540)

Cash flows from investing activities:
Purchases of fixed assets	(87,884)	(594,606)
Net cash used in investing activities	(87,884)	(594,606)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	6,650,316	13,316,324
Repurchase of Series A-4 preferred stock and warrants	—	(3,206,357)
Net cash provided by financing activities	6,650,316	10,109,967

Net (decrease)/increase in cash and cash equivalents	(4,894,686)	(105,179)
Cash and cash equivalents, beginning of period	12,462,872	9,221,985
Cash and cash equivalents, end of period	$7,568,186	$9,116,806
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$318,761	$281,757

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.

Notes to Unaudited Financial Statements

September 30, 2016

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix is a commercial stage, innovation driven healthcare company combining bioelectrical and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. The company's lead product is Quell, an over-the-counter wearable therapeutic device for chronic pain. Quell is integrated into a digital health platform that helps patients optimize their therapy and decrease the impact of chronic pain on their quality of life. The company also markets DPNCheck®, a rapid point-of-care test for diabetic neuropathy, which is the most common long-term complication of Type 2 diabetes. The company maintains an active research effort and has several pipeline programs, including a therapeutic device for restless leg syndrome. The company is located in Waltham, Massachusetts and was founded as a spinoff from the Harvard-MIT Division of Health Sciences and Technology in 1996.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2016, the Company had an accumulated deficit of $175.7 million. The Company held cash and cash equivalents of $7.6 million as of September 30, 2016. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements through the first quarter of 2017. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2017 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-4 reverse stock split effected December 2015.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2016, unaudited statements of operations for the quarters and nine months ended September 30, 2016 and 2015 and the unaudited statements of cash flows for the nine months ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The accompanying balance sheet as of December 31, 2015 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 12, 2016 (File No. 001-33351), or the Company’s 2015 Form 10-K.

Certain amounts within the prior year balance sheet have been reclassified to conform to current year presentation.

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

As of September 30, 2016 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $1,019,672. Of this total, $390,322 was recorded as a reduction to accounts receivable and $629,350 was recorded in deferred revenue, as cash had been received. As of December 31, 2015, the total value of shipments that had been made to sell-through distributors but have not yet been sold through to end customers totaled $489,467. Of this total, $262,295 was recorded as a reduction to accounts receivable and $227,172 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $763,712 and $378,440 have been deferred and recorded in prepaid expenses and other current assets as of September 30, 2016 and December 31, 2015, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30-day or 60-day rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded as accrued expense was $432,837 and $65,111 as of September 30, 2016 and December 31, 2015, respectively.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of probable credit losses. Allowance for doubtful accounts was $25,000 as of September 30, 2016 and December 31, 2015.

One customer accounted for approximately 11% of total revenue for the nine-months ended September 30, 2016, and for approximately 11% and 16% of total revenue for the three-months and nine-months ended September 30, 2015, respectively. One customer accounted for 11% and one different customer accounted for 46% of accounts receivables as of September 30, 2016 and December 31, 2015, respectively.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on the Company’s Financial Statements.

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

For the quarters and nine months ended September 30, 2016 and 2015, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Options	468,717	216,616	300,979	205,632
Warrants	28,206,975	4,722,277	20,971,598	2,716,507
Unvested restricted stock	—	—	—	107
Convertible preferred stock	11,086,407	2,730,951	7,870,096	2,246,187
Total	39,762,099	7,669,844	29,142,673	5,168,433

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

	Quarters Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Net loss	$(3,908,153)	$(3,203,778)	$(12,098,928)	$(6,478,212)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	—	—	—	(4,140,446)
Deemed dividend attributable to preferred stockholders in connection with preferred stock modifications	—	—	(19,846,377)	—
Return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion feature	—	—	—	589,751
Net loss applicable to common stockholders	$(3,908,153)	$(3,203,778)	$(31,945,305)	$(10,028,907)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.76)	$(1.06)	$(7.01)	$(4.06)
Weighted average number of common shares outstanding, basic and diluted	5,116,099	3,033,496	4,556,440	2,469,976

4.	Inventories

Inventories consist of the following:

	September 30, 2016	December 31, 2015

Purchased components	$624,610	$432,437
Finished goods on consignment	5,627	39,784
Finished goods	531,919	616,863
	$1,162,156	$1,089,084

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2016	December 31, 2015

Technology fees	$450,000	$450,000
Sales return provision	432,837	65,111
Professional services	262,500	336,229
Consulting fees	112,000	92,000
Sales taxes	48,206	56,284
Clinical study obligations	40,000	—
Personnel related obligations	29,946	15,548
Other	182,108	105,422
	$1,557,597	$1,120,594

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,503. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at September 30, 2016. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at September 30, 2016 Using
	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,398,715	$4,398,715	$—	$—
Total	$4,398,715	$4,398,715	$—	—

Liabilities:
Common stock warrants	$52,430	$—	$—	$52,430
Total	$52,430	$—	$—	$52,430

Due to the lack of market quotes relating to our common stock warrants issued in financings in 2014 and 2013, the fair value of the common stock warrants was determined at September 30, 2016 using the Black-Scholes model, which is based on Level 3 inputs. As of September 30, 2016, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $52,430 at September 30, 2016.

	Black-Scholes Inputs to Warrant Liability Valuation at September 30, 2016
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$1.56	$8.16	62.01%	0.85%	2yr 9mo	none
2013 Offering	$1.56	$8.00	63.73%	0.71%	1yr 8mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2015 and September 30, 2016.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2015	$227,992	$52,311	$280,303
Change in fair value of warrant liability	(182,170)	(45,703)	(227,873)
Balance at September 30, 2016	$45,822	$6,608	$52,430

		Fair Value Measurements at December 31, 2015 Using
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,865,498	$1,865,498	$—	$—
Total	$1,865,498	$1,865,498	$—	$—

Liabilities:
Common stock warrants	$280,303	$—	$—	$280,303
Total	$280,303	$—	$—	$280,303

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

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of September 30, 2016 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended, most recently on January 14, 2016 and expires on January 15, 2017. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2016, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $499,481 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2016 was approximately $2.0 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2016	December 31, 2015

Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2016 and December 31, 2015; no shares issued and outstanding at September 30, 2016 and December 31, 2015	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at September 30, 2016 and December 31, 2015, and 500 and 7,146 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1	7
Series C convertible preferred stock, $0.001 par value, 13,800 shares designated at September 30, 2016 and December 31, 2015, and zero and 13,800 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	14
Series D convertible preferred stock, $0.001 par value, 21,300 and zero shares designated at September 30, 2016 and December 31, 2015, respectively, and 19,639.4 and zero shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	19	—

Private and Public Offerings of Common Stock and Warrants

In June 2016, the Company completed a private equity offering with one institutional investor (the “Investor”) and issued (i) 21,300 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 11,800,554 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $1.69 per share (the “June 2016 Offering”). As a part of this offering, the Company repurchased 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) issued in the December 2015 Offering that were held by the Investor. Accordingly, the June 2016 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the June 2016 Offering were $6.7 million.

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

The June 2016 Offering was accounted for as a modification of the Investor’s Series C Preferred Stock. Under the modification model, a deemed dividend was recognized within retained earnings which represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The amount of the deemed dividend totaled $19.8 million. During the nine months ended September 30, 2016, 1,660.6 shares of the Series D Preferred Stock were converted into a total of 920,000 shares of common stock. As of September 30, 2016, 19,639.4 shares of Series D Preferred Stock remained outstanding.

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

Total compensation cost related to nonvested awards not yet recognized at September 30, 2016 was $522,668. The total compensation costs are expected to be recognized over a weighted-average period of 3.4 years.

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

Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through September 30, 2016, approximately 45,000 Quell devices plus electrodes and accessories were shipped to customers with a total invoiced value of $10.2 million, prior to the impact of product returns. Quell utilizes OptiTherapy®, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control and automatically track their pain therapy. Quell is distributed in the United States via e-commerce, direct response TV, retail mass merchandisers, and healthcare professionals. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. We recently filed for regulatory approval to market Quell within the European Union and plan to initiate marketing during 2017.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2015, 2014, and 2013 were approximately $2.3 million, $1.8 million, and $1.3 million, respectively. DPNCheck revenues for the nine months ended September 30, 2016 were approximately $1.7 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. Commercial opportunities outside the United States are developing, including in Japan where DPNCheck is distributed by Omron Healthcare and in Mexico where DPNCheck is distributed by Scienta Farma. During 2016 we received regulatory approval in China where we plan to launch DPNCheck with Omron Healthcare in the fourth quarter of 2016. Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these devices is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including the ADVANCE system. Our recent products, Quell, SENSUS and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Quarters Ended September 30, 2016 and 2015

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$3,389.4	$2,054.4	$1,335.0	65.0%

Revenues include sales from Quell, DPNCheck and our legacy products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During the third quarter of 2016 total revenues increased by $1.3 million, or 65%, from the third quarter of 2015.

Quell revenues were $2.1 million and $0.8 million in the quarters ended September 30, 2016 and 2015, respectively. This increase of approximately $1.3 million was the largest contributor to overall revenue growth.

During the third quarter of 2016, 12,086 Quell devices and 14,391 electrode reorder packages with a total invoiced value of approximately $2.9 million were shipped to Quell customers. In the comparative third quarter of 2015, we shipped 4,500 Quell devices and 5,500 electrode reorder packages with a total invoiced value of approximately $1.0 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the third quarter of 2016 DPNCheck revenue of approximately $0.8 million reflected sales of 266 DPNCheck devices plus 57,400 biosensors. This compared with approximately $0.6 million in revenue in the third quarter of 2015 reflecting sales of 255 DPNCheck devices and 39,500 biosensors.

ADVANCE neurodiagnostic products contributed approximately $0.5 million in revenue for the third quarter of 2016, as compared to approximately $0.6 million in the third quarter of 2015. SENSUS, our prescription wearable device for chronic pain had revenues of approximately $18,000 and $96,000 in the quarters ended September 30, 2016 and 2015, respectively.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$2,031.8	$1,119.2	$912.6	81.5%

Gross profit	$1,357.6	$935.2	$422.4	45.2%

Our cost of revenues increased to $2.0 million in the third quarter of 2016 as compared to $1.1 million in the third quarter of 2015. Gross margin decreased to 40.1% in the third quarter of 2016 from 45.5% in the third quarter of 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect growth in recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to margin gains.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Quarters Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,202.7	$940.8	$261.9	27.8%
Sales and marketing	2,959.3	1,965.6	993.7	50.6%
General and administrative	1,165.8	1,386.2	(220.4)	(15.9)%
Total operating expenses	$5,327.8	$4,292.6	$1,035.2	24.1%

Research and Development

Research and development expenses for the quarters ended September 30, 2016 and 2015 were $1.2 million and $0.9 million, respectively. The increase of $0.3 million relates primarily to Quell which was launched in the second quarter of 2015 and reflects increased spending of approximately $0.2 million on outside engineering support for product design innovation.

Sales and Marketing

Sales and marketing expenses increased to $3.0 million for the quarter ended September 30, 2016 from $2.0 million for the quarter ended September 30, 2015. The $1.0 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Spending to build product awareness was responsible for the majority of the increase with approximately $1.1 million attributable to product promotion through TV advertising, on-line advertising and paid search. These increases were partially offset by sales and marketing headcount-related cost reductions of approximately $0.2 million from the third quarter of 2015 as compared to the third quarter of 2016.

General and Administrative

General and administrative expenses decreased by $0.2 million to $1.2 million for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015. This decrease was attributable to a reduction of approximately $94,000 in professional services and a reduction of approximately $41,000 in facility costs.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $0.1 million relates to the revaluation of warrants from the fair value of $108,678 estimated at June 30, 2016 to $52,430 at September 30, 2016. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at September 30, 2016 reflects our lower stock price at September 30, 2016 compared to June 30, 2016, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $0.2 million for the third quarter of 2015 relates to the revaluation of warrants from $1,041,911 at June 30, 2015 to $890,105 at September 30, 2015.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $0.76 and $1.06 for the quarters ended September 30, 2016 and 2015, respectively.

Net loss per common share applicable to common stockholders for the quarter ended September 30, 2016 of $0.76 consists of our net loss reported in our Statement of Operations for the quarter ended September 30, 2016 of $3.9 million. The above per share amount is calculated using 5,116,009 weighted average shares outstanding as of September 30, 2016.

Net loss per common share applicable to common stockholders the quarter ended September 30, 2015 of $1.06 consists of our net loss reported in our Statement of Operations for the quarter ended September 30, 2015 of $3.2 million. The above per share amount is calculated using 3,033,496 weighted average shares outstanding as of September 30, 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$8,312.1	$4,562.4	$3,749.7	82.2%

Revenues include sales from Quell, SENSUS, DPNCheck and our legacy ADVANCE neurodiagnostics business. Quell was made commercially available during the second quarter of 2015. During the nine months ended September 30, 2016 revenues increased by $3.7 million, or 82.2%, from the same period of 2015.

Quell revenues were $4.9 million and $0.8 million in the nine months ended September 30, 2016 and 2015, respectively. This increase of approximately $4.1 million was the largest contributor to overall revenue growth.

During the nine months ended September 30, 2016, 31,425 Quell devices and 32,666 electrode reorder packages with a total invoiced value of approximately $7.1 million were shipped to Quell customers. During the nine months ended September 30, 2015, our first full quarter following the commercial launch of Quell, we shipped 7,121 Quell devices and 8,146 electrode reorder packages with an invoiced value of approximately $1.6 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

There were 447 DPNCheck devices plus 125,300 electrodes shipped with revenue of approximately $1.7 million in the nine months ended September 30, 2016 as compared to 480 DPNCheck devices and 104,700 electrodes with approximately $1.5 million in revenue in the same period of 2015.

ADVANCE neurodiagnostic products contributed approximately $1.6 million in the nine months ended September 30, 2016, as compared to approximately $1.8 million in the same period of 2015. SENSUS, our prescription wearable device for chronic pain had revenues of approximately $85,000 and $422,000 in the quarters ended September 30, 2016 and 2015, respectively.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$5,086.7	$2,351.5	$2,735.2	116.3%

Gross profit	$3,225.4	$2,210.9	$1,014.5	45.9%

Our cost of revenues increased to $5.1 million in the nine months ended September 30, 2016 as compared to $2.4 million in the same period of 2015. Gross margin decreased to 38.8% in the nine months ended September 30, 2016 from 48.5% in the same period of 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect growth in recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to margin gains.

Operating Expenses

The following table presents a breakdown of our operating expenses:

	Nine Months Ended September 30,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,487.3	$2,825.6	$661.7	23.4%
Sales and marketing	8,199.5	5,183.6	3,015.9	58.2%
General and administrative	3,882.4	4,157.1	(274.7)	(6.6)%
Total operating expenses	$15,569.2	$12,166.3	$3,402.9	28.0%

Research and Development

Research and development expenses for the nine months ended September 30, 2016 and 2015 were $3.5 million and $2.8 million, respectively. The increase of $0.7 million relates primarily to Quell which was launched in the second quarter of 2015 and reflects increased spending of approximately $0.6 million on outside engineering support for product design innovation.

Sales and Marketing

Sales and marketing expenses increased to $8.2 million for the nine months ended September 30, 2016 from $5.2 million for the quarter ended September 30, 2015. The $3.0 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Spending to build product awareness was responsible for the majority of the increase with approximately $3.0 million attributable to TV advertising, on-line advertising and paid search.

General and Administrative

General and administrative expenses decreased by $0.3 million to $3.9 million for the nine months ended September 30, 2016 compared to the same period of 2015. This decrease was attributable to a reduction of approximately $126,000 in scientific advisory board fees.

Change in fair value of warrant liability

The change in fair value of warrant liability of $0.2 million relates to the revaluation of warrants from the fair value of $0.3 million estimated at December 31, 2015 to $0.1 million at September 30, 2016. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at September 30, 2016 reflects our lower stock price at September 30, 2016 compared to December 31, 2015, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $3.5 million for the nine months ended September 30, 2015 relates to the revaluation of warrants from $5.3 million at December 31, 2014 to $0.9 million at September 30, 2015, plus the effects of the forfeiture of warrants in connection with the repurchase of Series A-4 Preferred Stock (see Note 9 to the financial statements).

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $7.01 and $4.06 for the nine months ended September 30, 2016 and 2015, respectively.

Net loss per common share applicable to common stockholders for the nine months ended September 30, 2016 of $7.01 included a deemed dividend attributable to preferred stockholders in connection with preferred stock modifications of $19.8 million, or $4.35 per share, related to our June 2016 Offering; and our net loss reported in our Statement of Operations for the nine months ended September 30, 2016 of $12.1 million, or $2.66 per share. The above per share amounts are calculated using 4,556,440 weighted average shares outstanding as of September 30, 2016.

Net loss per common share applicable to common stockholders for the nine months ended September 30, 2015 of $4.06 included a deemed dividend attributable to preferred stockholders in connection with beneficial conversion features of $4.1 million, or $1.68 per share, related to our May 2015 Offering; a return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion of $0.6 million, or $0.24 per share, related to our May 2015 Offering; and our net loss reported in our Statement of Operations for the nine months ended September 30, 2015 of $6.5 million, or $2.62 per share. The above per share amounts are calculated using 2,469,976 weighted average number of shares outstanding as of September 30, 2015.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2016, cash and cash equivalents totaled $7.6 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	September 30, 2016	December 31, 2015	Change	% Change
	($ in thousands)

Cash and cash equivalents	$7,568.2	$12,462.9	$(4.894.7)	(39.3)%

In order to supplement our access to capital, we are party to an arrangement with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The credit facility expires on January 15, 2017. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of September 30, 2016, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.5 million of the amount under the credit facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the credit facility as of September 30, 2016 was approximately $2.0 million.

During the nine months ended September 30, 2016, our cash and cash equivalents decreased by $4.9 million reflecting the offsetting effects of $6.7 million in net proceeds from the June 2016 Offering and the ongoing net cash usage for business operations which totaled $11.5 million.

In managing our working capital, we monitor days sales outstanding and inventory turnover rate, which are presented in the table below:

	Quarters Ended September 30,		Year Ended December 31,
	2016	2015	2015

Days sales outstanding (days)	15	25	28
Inventory turnover rate (times per year)	7.4	5.4	5.9

The following table sets forth information relating to the sources and uses of our cash:

	Quarters Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(11,457.1)	$(9,620.5)
Net cash used in investing activities	(87.9)	(594.6)
Net cash provided by financing activities	6,650.3	10,110.0

Our net cash used in operating activities was $11.5 million for the nine months ended September 30, 2016, which was primarily attributable to our net loss of $12.1 million. In addition, operating activities included increases in accrued expenses and compensation of $0.6 million, increases in deferred revenue of $0.4 million, partially offset by increases in prepaid and other current assets of $0.4 million.

Following the June 2016 Offering, we had 28.2 million warrants outstanding with a weighted average exercise price of $2.76 per common share. Of these, 10.8 million warrants had an exercise price of $2.30 per common share, totaling $24.9 million and 11.8 million warrants had an exercise price of $1.69 per common share, totaling $19.9 million.

We held cash and cash equivalents of $7.6 million as of September 30, 2016. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements through the first quarter of 2017. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and products under development; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2017 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We have filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2016, we did not have any off-balance sheet financing arrangements.

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

 In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. The standard is effective for public entities for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company is evaluating the provisions of ASU 2014-15 and assessing the impact, if any, it may have on the Company’s Financial Statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEUROMETRIX, INC.

Date: October 20, 2016	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

Date: October 20, 2016	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015, (iii) Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Financial Statements.