Form 10-K
period 2016-12-31
NeuroMetrix, Inc.
filed 2017-02-09
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,760,679 based on the closing sale price of the common stock as reported on the NASDAQ Capital Market on June 30, 2016.

As of February 1, 2017, there were 7,914,901 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 2, 2017, or the 2017 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

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

Chronic pain is widespread. It affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The global market for pain management drugs and devices alone was valued at $35 billion in 2012. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. Estimated out-of-pocket spending in the United States on chronic pain is $20 billion per year.

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

Our Strategy

There are large and important unmet medical needs in chronic pain treatment. Prescription pain medications and over-the-counter therapies are often inadequate and can lead to other health issues. We believe that controlled, personalized, neuro-stimulation to suppress pain provides an important complement to pain medications. As a medical device company with unique experience in designing devices to manage and alter peripheral nerve function, we believe we are well positioned to make neuro-stimulation widely available to chronic pain sufferers. We have direct experience with neuro-stimulation through our prescription SENSUS wearable pain management device which has been on the market for the past three and half years and Quell, our over-the-counter, or OTC, wearable device for pain relief which was launched in the second quarter of 2015 and builds upon the core SENSUS neuro-stimulation technology.

Our primary objective is revenue growth. We expect this to be led by the successful market adoption of Quell. We also expect an important contribution to revenue from DPNCheck, our rapid, accurate diagnostic test for diabetic peripheral neuropathy.

Our key business strategies include:

Driving Commercial Adoption of Key Proprietary Products.

•	Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2016, approximately 59,500 Quell devices plus electrodes and accessories were shipped to customers. Quell revenues for the years ended December 31, 2016 and 2015 were approximately $7.4 million and $2.1 million, respectively. Quell utilizes OptiTherapy, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS and Walgreens, and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. In November 2016, we received regulatory approval to market Quell in the European Union and we anticipate initiating marketing during 2017.
•	DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for the years December 31, 2016 and 2015 were approximately $2.5 million and $2.3 million, respectively. Our US sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States including Japan where we launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we received regulatory approval and initiated sales in the fourth quarter of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

Maintaining a High Level of Research and Development Productivity  Our research and development, or R&D, team successfully developed Quell, an FDA cleared, technologically sophisticated, smart phone integrated product with electrodes and other accessories. We believe that there are no comparable products on the market. Our R&D team is now charged with maintaining and expanding Quell’s competitive technological advantage, addressing opportunities to reduce Quell cost of goods sold, and enhancing our intellectual property position, through continuing innovation. We expect innovation to take the form of device and software enhancements to improve the user experience, expanded smart phone applications, and new electrode features to optimize therapy. Technological innovation will continue to be one of our top priorities.

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

Marketed Products

Quell

Quell is a wearable device for relief of chronic intractable pain, such as nerve pain due to diabetes and lower back problems. It incorporates our OptiTherapy technology, a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device carried in a neoprene band that is worn on the upper calf and (2) an electrode that attaches to the device and is the interface between the device and the skin. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain and is available OTC. Users of the device have the option of using their smartphones to control pain therapy and to track sleep and therapy parameters. The device was made commercially available in June 2015. In an independent post-market clinical study of Quell initiated by NeuroMetrix, 81% of subjects reported an improvement in management of their chronic pain and health, and 67% reported a reduction in their use of pain medications. To encourage persons with chronic pain to try Quell, we offer a 60-day trial period during which the product can be returned for a full refund. To date, product returns have averaged 25%. We estimate, over time, we will see product returns in the range of 20% to 25%, as indicated by the results of the post-market clinical study. The addressable market opportunity for Quell in the United States is estimated to be 19 million chronic pain sufferers. Quell is available via e-commerce on our product website (quellrelief.com) and on Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS and Walgreens, and via select health care professionals. Distribution is supported by television promotion designed to expand product awareness. Following commercial launch through the fourth quarter of 2016 approximately 59,500 devices and accessories were shipped to customers with a total invoiced value of $13.7 million prior to the impact of product returns.

SENSUS

The SENSUS pain therapy device, the technological predecessor to Quell, is a prescription neuro-stimulation device based on TENS for relief of chronic, intractable pain. SENSUS, which was commercially launched in the first quarter of 2013, is a convenient and wearable device that offers physicians and their patients a non-narcotic pain relief option as a complement to medications. SENSUS is comprised of: (1) an electronic device with a strap that is worn on the upper calf and (2) an electrode which attaches to the device. We provide prescribing physicians with PC-based software that links to the device via a USB connection, thereby allowing them to download a record of the patient’s use of the device. The SENSUS device and electrodes were cleared by the FDA for commercial distribution. When medically indicated and supported by proper documentation, TENS devices are generally reimbursed by Medicare and many commercial insurance companies under the DME benefit. SENSUS customers have purchased approximately 10,400 devices through December 31, 2016. We believe that the launch of Quell and contraction of the DME distribution channel due to Medicare competitive bidding will significantly reduce future opportunities for SENSUS sales. Accordingly, we believe SENSUS will have a limited impact on future revenues.

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to DPN. The modified device which costs less than the original device, has the same functionality with respect to sural nerve testing. More than 2.4 million patient studies have been performed using our NC-stat technology and there have been approximately 7.0 million nerve tests. It has been the subject of many published studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN. DPNCheck shipments commenced in late 2011 and approximately 3,400 devices have been placed with customers through December 31, 2016.

ADVANCE System

Our legacy neurodiagnostics business is based on the ADVANCE NCS/EMG System, or the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies. The ADVANCE System is comprised of: (1) the ADVANCE device and related modules, (2) various types of electrodes and needles, and (3) a communication hub that enables the physician’s office to network their device to their personal computers and our servers for data archiving, report generation, and other network services. The ADVANCE System is most commonly used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve specific electrode arrays but do not actively market the ADVANCE device.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Numerous papers have been published on the use of this technology in this clinical application. More than 2.4 million patient studies have been performed using our NC stat technology and there have been approximately 7.0 million nerve tests, including 1.3 million sural nerve tests. As of December 31, 2016, we had an installed base of approximately 400 active customers using our ADVANCE System.

The following chart summarizes our previously marketed products and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 59,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 10,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 595,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	> 1,850,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)

Customers

Customers for our therapeutic products, Quell and SENSUS, include consumers, patients, retail merchandisers, health care professionals (physicians and clinics), and durable medical equipment (DME) suppliers in the United States. Customers for our diagnostic products, DPNCheck and ADVANCE, include physicians, clinics, hospitals, managed care organizations, and independent distributors in the United States and abroad. Through December 31, 2016, approximately 59,500 Quell devices have been shipped. SENSUS was launched in 2013 and is sold to DME suppliers who, in turn, distribute the product along with consumables directly to patients. SENSUS customers purchased approximately 10,400 devices since launch. DPNCheck shipments commenced in 2011 and approximately 3,400 devices had been placed with customers through December 31, 2016. These customers include managed care organizations, retail health businesses, endocrinologists, podiatrists and primary care physicians. As of December 31, 2016, we had an installed base of approximately 400 active customers using our ADVANCE System. These customers include primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation, or PM&R, physicians, and neurosurgeons. At December 31, 2016, two customers accounted for 41% of accounts receivable and no customers accounted for more than 10% of revenue.

Geographic Information

Substantially all of our assets, revenues, and expenses for 2016, 2015, and 2014 were located in or derived from operations in the United States. In addition, we have had sales through distributors in Europe, Asia, the Middle East and various regions. During 2016, 2015, and 2014, international revenues accounted for approximately 12%, 19%, and 19%, respectively, of our total revenues.

Sales, Marketing, and Distribution

Quell was launched in the second quarter of 2015. It is distributed in North America via e-commerce including the Company’s website www.quellrelief.com and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS and Walgreens, and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion designed to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. We have filed for regulatory approval to market Quell in the European Union and, assuming we receive such approval, we plan to initiate marketing during 2017. SENSUS is sold through a combination of national and regional DME suppliers whose sales representatives call on endocrinologists, podiatrists, and primary care physicians that are challenged with trying to manage chronic pain in their patients, including patients with painful diabetic neuropathy. The efforts of DME suppliers are coordinated from our corporate office.

Our U.S. sales efforts for DPNCheck focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive growth opportunities exist outside the United States, including Japan where DPNCheck is sold by our distribution partner Omron Healthcare; in China where we recently received regulatory approval and are working with Omron Healthcare toward commercial launch in late 2016; and in Mexico where our distributor Scienta Farma initiated sales in the fourth quarter of 2015.

Our installed base of ADVANCE accounts is supported by our customer service department. We are not actively pursuing new ADVANCE customers. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Quell sales and marketing efforts are led by our Senior Vice President, Consumer. Sales and marketing support for DPNCheck, ADVANCE and SENSUS are provided by our Senior Vice President, Commercial Operations and other staff in our corporate office.

We invest in technical, clinical, and business practices training for our commercial employees including sales and marketing and customer service staff. Promotion and sales of medical devices are highly regulated not only by the FDA, but also by the U.S. Centers for Medicare and Medicaid Services, or CMS, and the Office of Inspector General, or OIG, and, outside the United States, by other international bodies, and are subject to federal and state fraud and abuse enforcement activities. See “FDA and other Governmental Regulation” below.

Manufacturing and Supply

We perform final assembly and servicing of our Quell, SENSUS and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device, which is no longer in production, but for which we continue to sell accessories, was previously manufactured by an outside manufacturer and is now serviced by us. Outside suppliers provide us the subassemblies and components that we use in manufacturing Quell, SENSUS and DPNCheck, as well as our consumable biosensor/electrodes. We maintain alternative suppliers for some but not all of the subassemblies and key components and are expanding our list of alternative suppliers. Consumable biosensor/electrodes are manufactured to our specifications by single, long standing suppliers. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our corporate headquarters facility. We believe these manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc. has been manufacturing devices and providing sub-assemblies to us since 2005. Sunburst currently manufactures subassemblies for Quell, DPNCheck and SENSUS at a facility in Massachusetts.

MC Assembly, Inc., a contract manufacturer, initiated manufacture during 2016 of sub-assemblies for Quell, at a facility in Massachusetts.

Johnson Medtech, LLC. or Johnson, has been manufacturing electrodes for us since 1999. In 2006 we entered into a manufacturing agreement with Johnson for the manufacture and supply of our requirements of nerve specific electrodes for resale in the United States. Under the agreement, Johnson agreed not to manufacture electrodes to be used to measure nerve conduction for any other company during the term of the agreement and, in some cases, for a period of one year thereafter. This agreement will continue indefinitely until terminated by either party upon not less than 18 months prior written notice to the other party. Johnson manufactures our electrodes at a facility in Massachusetts and also has the ability to perform certain manufacturing steps for our electrodes at a second site located in the United Kingdom.

Katecho, Inc., a full service original equipment manufacturer, or OEM, specializing in medical and cosmetic devices, manufactures biosensors for use with our DPNCheck device and electrodes for use with our SENSUS and Quell devices under normal commercial terms contained in our purchase orders. Katecho manufactures electrodes at its facility in Iowa.

We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by European agencies. Our ADVANCE System and DPNCheck are cleared for marketing within the United States, Canada, and the European Union. DPNCheck is also cleared for marketing in Japan, China and Mexico. Our neuro-stimulation systems for chronic pain, Quell and SENSUS, are cleared for marketing in the United States and Canada. Our facility is subject to periodic inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. As a registered device manufacturer, we will undergo regularly scheduled FDA quality system inspections. However, additional FDA inspections may occur if deemed necessary by the FDA.

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

R&D efforts currently encompass the following areas:

•	Quell Innovation. Quell utilizes our proprietary wearable intensive nerve stimulation (WINS) technology to provide relief from chronic pain which can encompass lower back problems, fibromyalgia, arthritis, painful diabetic neuropathy and others. Quell is unique among OTC neuro-stimulation products in its clinical indications, technology, personalization and digital health features. Our R&D efforts to date have provided us first-to-market competitive advantage. We anticipate that success will attract competition and that we must continually innovate to maintain a leadership position. Our product development strategy is focused on the annual delivery of new features that enhance usability and biometric tracking. These include form factor changes, electrode improvements and expanding digital health integration. We intend to strengthen our intellectual property position with the development of additional know-how and a growing body of patent applications.
•	Cost of Goods Sold (COGS) Improvement. We have identified specific opportunities to reduce Quell COGS, with both near-term and longer-term initiatives underway. Lower COGS would improve gross margins, thereby providing pricing flexibility, which may be necessary to expand Quell adoption. These COGS initiatives involve R&D support as well as investment in engineering design and equipment.
•	Support for DPNCheck. DPNCheck is our quantitative nerve conduction test for peripheral neuropathies including DPN. Its usage is growing in the Medicare Advantage market in the United States and in Japan, DPNCheck has received regulatory approval in China and Omron Healthcare initiated commercial launch in late 2016. The characteristics of new markets often require device modification for local acceptance which, in turn, involves our R&D team. We are collaborating with Omron Healthcare in Asia for DPNCheck and anticipate continuing engineering support requirements.
•	Support clinical studies for our wearable technology. Quell is an FDA-cleared Class 2 medical device. We expect that an expanding body of evidence from clinical studies will continue to build Quell credibility among health care professionals and support our marketing efforts. As an example, in 2015 we completed an independent post-market clinical study for Quell. Results were positive with 81% of subjects reporting an improvement in their chronic pain and overall health, and 67% reporting a reduction in their use of pain medications while using Quell. This was directly relevant to Quell marketing and reinforced the need to continue to build the clinical foundation for Quell. We have underway small-scale clinical studies to assess efficacy in key pain indications, reduction in prescription opioid use in cancer patients, and improvements in sleep, among others.

Research and development expenses were approximately $4.4 million, $3.9 million, and $4.1 million for 2016, 2015, and 2014, respectively.

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

During the third quarter of 2015 we completed an external study managed by Ipsos-Vantis of our wearable technology for chronic pain among subjects with several diseases accompanied by chronic pain. The results indicated a statistically significant improvement in chronic pain and a reduction in use of pain medications. The encouraging results have led us to planning further studies during 2016 and beyond with the goal of expanding the clinical foundation for our wearable technology for chronic pain. We initiated Quell clinical studies in 2016 related to chemotherapy-induced peripheral neuropathy (University of Rochester School of Medicine), opioid reduction and pain relief in patients with cancer (Scripps Translational Science Institute), and chronic low back pain (Brigham and Women’s Hospital).

Competition

We believe there is no direct competition to our wearable neuro-stimulation devices, Quell and SENSUS, for the treatment of chronic pain. The most common approach to chronic pain is pain medication. This includes over-the-counter drugs (such as Advil and Motrin), and prescription drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial.

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

High frequency nerve stimulation is an established treatment for chronic pain supported by numerous clinical studies demonstrating efficacy. In simplified outline, the mechanism of action involves intensive nerve stimulation to activate the body’s central pain inhibition system resulting in widespread analgesia, or pain relief. The nerve stimulation activates brainstem pain centers leading to the release of endogenous opioids that act primarily through the delta opioid receptor to reduce pain signal transmission through the central nervous system. This therapeutic approach is available through deep brain stimulation and through implantable spinal cord stimulation; however, both require surgery and have attendant risks. Non-invasive approaches to neuro-stimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient compliance. We believe that Quell and SENSUS clinical and market claims covering chronic pain and sleep, technical characteristics of high power and automation, and the digital health integration characteristics (Quell), place our products in a unique neuro-stimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation devices including widely marketed over-the-counter TENS such as Sanofi’s IcyHot SmartRelief, Omron PM3030 and Aleve Direct Therapy.

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

Patents

As of December 31, 2016, we had 43 issued U.S. patents, three issued foreign patents, and 36 patent applications, including 19 U.S. applications, and 17 foreign applications. Our wearable therapeutic products have two issued U.S. utility patent and three issued design patents plus 31 utility and design patent applications. For our DPNCheck diagnostic device, five utility patents were issued that cover the core technology and there are seven additional utility patent applications.

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

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, OptiTherapy, DPNCheck, SENSUS, and NC-stat. We use a trademark for ADVANCE, and Wearable Pain Relief Technology. We hold certain foreign registrations for the marks NEUROMETRIX, Quell, OptiTherapy, NC-stat, and SENSUS.

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2016 Physicians Fee Schedule published by CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as are used with the DPNCheck device and the ADVANCE System.

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

We believe that the SENSUS pain management therapeutic system is considered a durable medical equipment (DME) benefit and is reimbursed for chronic pain by Medicare and many commercial insurers under HCPCS code EO730 for the device and under HCPCS code A4595 for the consumable electrodes. These pre-existing codes apply to DME benefits employing transcutaneous electrical nerve stimulation equipment. We expect that Quell will generally not be reimbursed by third party payers in the near future.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services.

Our success in selling DPNCheck, SENSUS and ADVANCE will depend upon, among other things, our customers receiving, and our potential customers’ expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. See “Risk Factors,” “If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.”

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

As transcutaneous electrical nerve stimulators, the SENSUS and Quell pain therapy devices are Class II medical devices which received 510(k) clearance from the FDA in August 2012 and July 2014, respectively. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic pain. In July 2014, our Quell device received 510(k) clearance for over-the-counter use and in November 2014, our Quell disposable electrode received 510(k) clearance for over-the-counter use. In January 2016, a number of new features were added to Quell and received 510(k) clearance, most notably use with an optional mobile app that contains several convenience features. The intended use of the Quell pain management therapeutic system is the symptomatic relief and management of chronic pain. The Quell device may also be used during nighttime sleep.

Manufacturing Facilities

Our facility, and the facilities utilized by Sunburst and MC Assemblies, Inc., our contract sub-assembly manufacturers, have each been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturers are in substantial compliance with the QSR. We expect that our facility and our subcontract facilities will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

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

Following launch of NC-stat in 1999, we experienced rapid revenue growth, which led to our initial public offering in 2004. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had always required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. The success of point-of-care nerve testing, a market which we created, was met with resistance in some sectors of the medical community, particularly by neurologists and physical medicine and rehabilitation physicians, both of which had traditionally provided nerve testing services. As a consequence of successful lobbying by these specialists, physicians using our technology experienced increased denials of coverage by third party payers resulting in their discontinuing usage and our difficulty in accruing new customer accounts. In late 2009 CMS included in the Physician Fee Schedule a new Category I CPT Code, CPT 95905, for nerve conduction studies performed using preconfigured electrode such as those employed with our products. During 2010 most Medicare fiscal intermediaries assumed coverage for CPT 95905 for at least some clinical indications; however, the health care environment was such that we were unable to secure broad coverage among private payers, which was essential to the success of our ADVANCE System product. This experience was reflected in our revenues for the legacy Neurodiagnostics business, which peaked in 2006 at $55.3 million. We reported revenue for our legacy Neurodiagnostics business of $2.0 million, $2.3 million and $2.8 million in 2016, 2015 and 2014, respectively. We currently manage this business to optimize cash flow.

Employees

As of December 31, 2016, we had a total of 44 full time employees. Of these employees, ten were in research and development, 15 in sales and marketing, ten in production/distribution, and nine in general and administrative services. One employee holds both M.D. and Ph.D. degrees, one employee holds an M.D. degree and two additional employees hold Ph.D. degrees. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

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

We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2016, 2015, and 2014, were approximately $14.9 million, $9.2 million, and $7.8 million, respectively. At December 31, 2016, we had an accumulated deficit of $178.5 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

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

We held cash and cash equivalents of $3.9 million as of December 31, 2016. We believe that these resources, cash proceeds from a $7 million equity offering, the first tranche of which closed on January 5, 2017, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2017. However, the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses as we aim to successfully commercialize Quell and DPNCheck and the operations of our business and will be dependent on funding our operations through additional public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2016, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the year ended December 31, 2016 includes a going concern explanatory paragraph. Management’s plans include increasing revenue through the commercialization of Quell and DPNCheck. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products and delays in the FDA approval process for products under development; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our future operating and capital needs for the fourth quarter of 2017 and beyond. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on commercialization of Quell, our over-the-counter, or OTC, wearable device for chronic pain. We cannot assure you that we will be successful in this field or that our current commercial product for peripheral neuropathy, DPNCheck, or the product candidates or product enhancements in our development pipeline, will be successful.

We are focused on the commercialization of Quell, our OTC wearable device for pain relief. Quell is based on our prescription product for pain relief, SENSUS. Quell has been on the market since June 2015 and we have shipped approximately 59,500 Quell devices since then. Additionally, DPNCheck, which was launched in 2011, is a quantitative nerve conduction test for systemic neuropathies, such as DPN. We also have other product candidates and product enhancements in our development pipeline. Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to create market demand for Quell through online marketing efforts, direct response television and other retail channels;
•	manufacturing issues with Quell or our other products;
•	inability to increase adoption of DPNCheck within the Medicare Advantage market;
•	unfavorable market response to DPNCheck in Japan and other Asia markets;
•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;
•	changes to payor policies under the Patient Protection and Affordable Care Act;
•	unfavorable experiences by patients and physicians using Quell and our other products; and,
•	physicians’ reluctance to alter their existing practices and adopt the use of our devices.

If we are unable to expand exposure and penetrate the market for Quell and/or DPNCheck, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

Our current and future revenue is dependent upon commercial acceptance of Quell by the market. The failure of such acceptance will materially and adversely affect our operations.

We anticipate that as revenue from our legacy neurodiagnostics business, the ADVANCE System, continues to decrease, we will continue to rely heavily on revenue from sales of Quell, our OTC wearable device. As a result, we will continue to incur operating losses until such time as sales of Quell and other products or product candidates reach a mature level and we are able to generate sufficient revenue from their sale to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of our SENSUS and DPNCheck products by the medical community is unlikely to occur without a financial incentive from third-party payers for the use of these products. If health care providers are unable to obtain adequate reimbursement for procedures performed using these products, if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, and if DME suppliers are not adequately reimbursed for supplying our therapeutic products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly. Additionally, even if these products and procedures are adequately reimbursed by third-party payers today, adverse changes in payers’ future policies toward payment would harm our ability to market and sell our products. Third-party payers include those governmental programs such as Medicare and Medicaid, private health insurers, workers’ compensation programs and other organizations.

Future regulatory action by CMS or other governmental agencies or negative clinical results may diminish reimbursement payments to physicians for performing procedures using our products. Medicaid reimbursement differs from state to state, and some state Medicaid programs may not cover the procedures performed with our products or pay physicians an adequate amount for performing those procedures, if at all. Additionally, some private payers do not follow the Medicare guidelines and may reimburse for only a portion of these procedures or not at all. We are unable to predict what changes will be made in the reimbursement methods used by private or governmental third-party payers. Importantly, we cannot predict the effects that implementation of the Patient Protection and Affordable Care Act, or potential repeal and replacement of that legislation, will have on CMS, commercial insurers, health care providers, and ultimately on our business.

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

We also are subject to numerous post-marketing regulatory requirements, including the FDA’s quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products, labeling regulations, medical device reporting regulations and correction and removal reporting regulations. Our failure or the failure by any manufacturer of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA. FDA enforcement actions relating to post-marketing regulatory requirements or other issues, may include any of the following:

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

Also, from time to time, legislation is introduced into Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of medical devices. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. The FDA has publicly stated that it is reevaluating its longstanding 510(k) review program. It is not clear when, or if, the program will be modified and what effect the modified review process will have on our ability to bring our products to market.

We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on third-party manufacturers to manufacture components of our Quell, DPNCheck and SENSUS systems, and to fully manufacture electrodes for the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Johnson Medtech, LLC. for the manufacture of the ADVANCE electrodes for nerve conduction testing.

Katecho, Inc. manufactures biosensors for use with our DPNCheck devices and manufactures electrodes for Quell and SENSUS, and Sunburst EMS, Inc. manufactures electronic boards and other components of our Quell, DPNCheck and SENSUS products which we assemble at our Massachusetts facility to produce completed devices. Moreover, other than Katecho, Inc., we do not have long-standing relationships with our manufacturers and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us.

We have experienced transient inventory shortages on new products, including Quell, during the initial production ramp-up phase. If any materially adverse changes in our relationships with the manufacturers of our products occur, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

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

There are a number of federal and state laws protecting the confidentiality of individually identifiable patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. We do not believe that we are subject to the HIPAA rules. However, if we are found to be in violation of the privacy rules under HIPAA, we could be subject to civil or criminal penalties, which could increase our liabilities and harm our reputation or our business.

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

Our success largely depends on the skills, experience, and efforts of our executive officers, including Shai N. Gozani, M.D., Ph.D., our founder, Chairman, President and Chief Executive Officer, Thomas T. Higgins, our Senior Vice President and Chief Financial Officer; and Francis X. McGillin, our Senior Vice President and Chief Commercial Officer. We do not maintain key person life insurance policies covering any of our employees. The loss of any of our executive officers could weaken our management and technical expertise significantly and harm our business.

If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.

We are a small company with 44 employees as of December 31, 2016, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

As we develop the market for wearable technology for chronic pain, we will likely be faced with competition from other companies that decide and are able to enter the market, as well as competition from other forms of treatment for chronic pain. Some or all of our future competitors in the diagnostic nerve testing market and the consumer market for pain relief may enjoy competitive advantages such as those described above. If we are unable to compete effectively against existing and future competitors, our sales will decline and our business will be harmed.

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

Foreign markets represented approximately 12% and 19% of our revenues in 2016 and 2015, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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

In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We have not borrowed any funds under this agreement; however, as of December 31, 2016, $896,571 of the amounts available under the agreement are restricted to support letters of credit issued in favor of our landlords and a materials component supplier.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. We sold shares of convertible preferred stock and warrants in January 2017, June 2016 and December 2015, and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

The trading price of our common stock has been highly volatile. For the five year period ended December 31, 2016, our stock price has fluctuated from a low of $0.60 to a high of $37.92, as adjusted for stock splits. The market price for our common stock will be affected by a number of factors, including:

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

Our common stock is currently listed on the NASDAQ Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On February 2, 2017, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until August 1, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 1, 2017, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Capital Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the NASDAQ Capital Market was $0.68 on February 3, 2017.

The low trading volume of our common stock may adversely affect the price of our shares.

Although our common stock is listed on The NASDAQ Capital Market, our common stock has experienced low trading volume. The 50 day average trading volume through December 31, 2016 as reported by NASDAQ was approximately 184,000 shares. Limited trading volume may subject our common stock to greater price volatility and may make it difficult for investors to sell shares at a price that is attractive to them.

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

	Years ended December 31,
	2016		2015
	High	Low	High	Low
First quarter	$2.35	$1.35	$8.20	$6.40
Second quarter	2.36	1.51	6.80	3.37
Third quarter	1.80	1.36	4.96	2.84
Fourth quarter	1.60	0.60	3.72	1.88

Stockholders

On February 1, 2017, there were approximately 56 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 1, 2017, the last reported sale price per share of our common stock on the NASDAQ Capital Market was $0.68.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data are derived from our audited financial statements, which have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and our financial statements and related notes for the years ended 2016, 2015, and 2014 appearing elsewhere in this Annual Report on Form 10-K:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except share and per share data)
Statement of Operations Data:
Revenues	$12,028	$7,300	$5,513	$5,279	$7,575
Cost of revenues	7,113	3,951	2,569	2,194	3,589
Gross profit	4,915	3,349	2,944	3,085	3,986
Operating expenses:
Research and development	4,394	3,895	4,076	3,438	3,546
Sales and marketing	10,856	7,233	2,913	2,780	5,727
General and administrative	4,873	5,497	4,725	4,225	4,735
Total operating expenses	20,123	16,625	11,714	10,443	14,008
Loss from operations	(15,208)	(13,276)	(8,770)	(7,358)	(10,022)
Interest and other income	19	5	5	5	14
Warrants offering costs	—	—	(51)	(376)	—
Changes in fair value of warrant liability	276	4,084	1,050	(290)	—
Net loss	$(14,913)	$(9,187)	$(7,766)	$(8,019)	$(10,008)
Net loss per common share applicable to common stockholders, basic and diluted	$(7.28)	$(7.75)	$(6.15)	$(12.28)	$(20.86)

Note: Net loss per common share applicable to common stockholders has been adjusted to reflect our 1-for-4 reverse stock split effected December 2015.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,949	$12,463	$9,222	$9,196	$8,699
Working capital	4,268	11,956	8,392	8,919	8,567
Total assets	8,284	16,100	11,402	10,797	10,877
Total liabilities	3,323	3,537	8,015	3,602	2,077
Total stockholders’ equity	4,961	12,563	3,387	7,195	8,800

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

Chronic pain is widespread. It affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The global market for pain management drugs and devices alone was valued at $35 billion in 2012. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. Estimated out-of-pocket spending in the United States on chronic pain is $20 billion per year.

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2016, approximately 59,500 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $13.7 million prior to the impact of product returns. Quell utilizes OptiTherapy TM, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS and Walgreens, and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. In November 2016, we received regulatory approval to market Quell in the European Union and we anticipate initiating marketing during 2017.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for 2016, 2015, and 2014 were approximately $2.5 million, $2.3 million, and $1.8 million, respectively. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the fourth quarter of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

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

Results of Operations

Comparison of Years Ended December 31, 2016 and December 31, 2015

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Revenues	$12,027.5	$7,299.8	$4,727.7	64.8%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During 2016 total revenues increased by $4.7 million, or 65%, from 2015.

Quell revenues were $7.4 million and $2.1 million in 2016 and 2015, respectively. This increase of approximately $5.3 million was the largest contributor to overall revenue growth.

During 2016, 45,726 Quell devices and 52,658 electrode reorder packages with a total invoiced value of approximately $10.6 million were shipped to Quell customers. In the comparative period of 2015, we shipped 13,796 Quell devices and 14,906 electrode reorder packages with a total invoiced value of approximately $3.1 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In 2016, DPNCheck revenue of approximately $2.5 million reflected sales of 630 DPNCheck devices plus 188,925 biosensors. This compared with approximately $2.3 million in revenue in 2015 reflecting sales of 703 DPNCheck devices and 159,000 biosensors.

ADVANCE neurodiagnostic products contributed approximately $2.0 million in revenue for 2016, as compared to approximately $2.3 million in 2015. SENSUS, our prescription wearable device for chronic pain had revenues of approximately $0.1 million and $0.6 million in 2016 and 2015, respectively.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Cost of revenues	$7,113.0	$3,950.7	$3,162.3	80.0%
Gross profit	$4,914.5	$3,349.1	$1,565.4	46.7%

Our cost of revenues increased to $7.1 million in 2016, compared to $4.0 million in 2015, primarily due to the increase in orders and shipment volumes during the comparable periods. Gross margin decreased to 40.9% in 2016 compared to 45.9% in 2015. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect growth in recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Years Ended December 31,
	2016	2015	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$4,394.4	$3,894.8	$499.6	12.8%
Sales and marketing	10,855.4	7,233.0	3,622.4	50.1%
General and administrative	4,872.7	5,497.5	(624.8)	(11.4)%
Total operating expenses	$20,122.5	$16,625.3	$3,497.2	21.0%

Research and Development

Research and development expenses for 2016 and 2015 were $4.4 million and $3.9 million, respectively. The increase of $0.5 million primarily increased spending of $0.4 million in consulting fees to develop the next product generation of Quell and increased spending of $0.2 million related to clinical studies.

Sales and Marketing

Sales and marketing expenses increased to $10.9 million in 2016 from $7.2 million in 2015. The $3.6 million increase in spending was primarily attributable to Quell which was launched in the second quarter of 2015. Spending to build product awareness was responsible for the majority of the increase with approximately $3.7 million attributable to TV advertising, on-line advertising and paid search.

General and Administrative

General and administrative expenses decreased by $0.6 million to $4.9 million in 2016 compared to $5.5 million in the prior year. Personnel costs decreased by $0.4 million during 2016, primarily due to lower incentive compensation and stock based compensation. In addition, scientific advisory board fees decreased by $0.2 million.

Interest Income

Interest income was approximately $19,100 and $5,200 during 2016 and 2015, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability was $0.3 million in 2016 in comparison with $4.1 million for 2015. The larger 2015 change in valuation reflects the combined effects of a lower base of outstanding warrants, a lower stock price and shorter remaining warrant life. Also, in the May 2015 financing (See “Liquidity and Capital Resources”) we redeemed $0.9 million in outstanding warrants.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $7.28 and $7.75 for 2016 and 2015, respectively.

Net loss per common share applicable to common stockholders in 2016 of $7.28 reflected a deemed dividend attributable to preferred stockholders of $19.8 million, or $4.15 per share, related to our June 2016 equity offering; and our 2016 net loss reported in our Statement of Operations of $14.9 million, or $3.12 per share. Per share amounts are calculated using 4,777,037 weighted average shares outstanding as of December 31, 2016.

Net loss per common share applicable to common stockholders in 2015 of $7.75 included a deemed dividend attributable to preferred stockholders of $4.1 million, or $1.52 per share, related to our May 2015 equity offering; a deemed dividend attributable to preferred stockholders of $8.3 million, or $3.06 per share, related to our December 2015 equity offering; and a return of capital to common shareholders and related embedded beneficial conversion of $0.6 million, or $0.22 per share, related to our December 2015 equity offering; and our 2015 net loss reported in our Statement of Operations of $9.2 million, or $3.38 per share. Per share amounts are calculated using 2,719,285 weighted average number of shares outstanding as of December 31, 2015.

Comparison of Years Ended December 31, 2015 and December 31, 2014

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Revenues	$7,299.8	$5,512.8	$1,787.0	32.4%

Revenues include sales from Quell, DPNCheck and our legacy products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During 2015 total revenues increased by $1.8 million, or 32.4%, from 2014.

Quell revenues were approximately $2.1 million and zero in 2015 and 2014, respectively. This increase of approximately $2.1 million was the largest contributor to overall revenue growth.

In 2015 DPNCheck revenue of approximately $2.3 million reflected sales of 703 DPNCheck devices plus 159,000 biosensors. This compared with approximately $1.8 million in revenue in 2014 reflecting sales of 677 DPNCheck devices and 109,525 biosensors.

ADVANCE neurodiagnostic products contributed approximately $2.3 million in revenue for 2015, as compared to approximately $2.8 million in 2014. SENSUS, our prescription wearable device for chronic pain had revenues of approximately $0.6 million and $0.9 million in 2015 and 2014, respectively.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross margin:

	Years Ended December 31,
	2015	2014	Change	% Change
	(in thousands)
Cost of revenues	$3,950.7	$2,568.6	$1,382.1	53.8%
Gross profit	$3,349.1	$2,944.2	$404.9	13.8

Our cost of revenues increased to $4.0 million in 2015, compared to $2.6 million in 2014, primarily due to the increase in orders and shipment volumes during the comparable periods. Gross margin decreased to 45.9% in 2015 compared to 53.4% in 2014. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect growth in recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

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

Sales and Marketing

Sales and marketing expenses increased to $7.2 million in 2015 from $2.9 million in 2014. The increase of $4.3 million included incremental expenses to build product awareness was responsible for the majority of the increase with approximately $1.9 million attributable to TV advertising, on-line advertising and paid search. An increase in personnel costs of $1.7 million and travel and expense of $0.3 million as compared to the same period last year is attributed to the addition of 14 new employees hired specifically to support the commercialization of Quell, which included a new marketing team, a field sales force, and expansion of the customer care function.

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

Change in fair value of warrant liability

The change in fair value of warrant liability of $4.1 million for 2015 reflects the combined effects of a lower base of outstanding warrants for valuation purposes plus a lower stock price and a shorter remaining life of the remaining warrants. In connection with the May 2015 financing (see “Liquidity and Capital Resources”), we redeemed $0.9 million in outstanding warrants. The change in the fair value of the warrant liability in the year ended December 31, 2014 was $1.1 million.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $7.75 and $6.15 for 2015 and 2014, respectively.

Net loss per common share applicable to common stockholders in 2015 of $7.75 included a deemed dividend attributable to preferred stockholders of $4.1 million, or $1.52 per share, related to our May 2015 equity offering; a deemed dividend attributable to preferred stockholders of $8.3 million, or $3.06 per share, related to our December 2015 equity offering; and a return of capital to common shareholders and related embedded beneficial conversion of $0.6 million, or $0.22 per share, related to our December 2015 equity offering; and our 2015 net loss reported in our Statement of Operations of $9.2 million, or $3.38 per share. Per share amounts are calculated using 2,719,285 weighted average number of shares outstanding as of December 31, 2015.

Net loss per common share applicable to common stockholders in 2014 of $6.15 included a deemed dividend attributable to preferred stockholders of $3.0 million, or $1.70 per share, related to our 2014 equity offering; and our 2014 net loss reported in our Statement of Operations of $7.8 million, or $4.45 per share. Per share amounts are calculated using 1,743,494 weighted average number of shares outstanding at December 31, 2014.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2016, cash and cash equivalents totaled $3.9 million. Our ability to generate revenue to fund our operations will largely depend on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	December 31, 2016	December 31, 2015	Change	% Change
	(in thousands)
Cash and cash equivalents	$3,949.1	$12,462.9	$(8,513.8)	(68.3)%

During 2016 our cash and cash equivalents decreased by $8.5 million reflecting the net proceeds provided by our 2016 equity offering, offset by $15.1 million of net cash used in operations and $0.1 million used in investing activities.

In June 2016, we completed a private equity offering providing for the issuance of (i) 21,300 shares of Series D convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 11,800,554 shares of our common stock, at an exercise price of $1.69 per share. The offering resulted in approximately $6.7 million in net proceeds after deducting placement agent fees and expenses and the redemption of 13,800 shares of previously issued Series C convertible preferred stock.

On December 28, 2016, we entered into a $7 million private equity offering providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase 10 million shares of our common stock, at an initial exercise price of $0.92 per share. The equity offering is designed to be funded in two tranches: an initial tranche of $4.0 million, which closed on January 5, 2017 contributing net proceeds of approximately $3.6 million after fees and expenses, and a second tranche, subject to shareholder approval, of $3.0 million and is expected to close late in the first quarter of 2017.

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, most recently amended on December 29, 2016, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2018. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of December 31, 2016, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, $896,571 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the credit facility as of December 31, 2016 was approximately $1.6 million.

In managing working capital, we focus on two important financial measurements as presented below:

	Years Ended December 31,
	2016	2015
Days sales outstanding (days)	23	34
Inventory turnover rate (times per year)	6.1	4.5

Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 30 days from invoice date. Both days sales outstanding and inventory turnover improved during 2016.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(15,080.3)	$(13,099.9)	$(7,678.5)
Net cash used in investing activities	(100.5)	(594.6)	(227.3)
Net cash provided by financing activities	6,667.0	16,935.3	7,932.0

Our operating activities used $15.1 million for the year ended December 31, 2016 primarily attributable to our net loss of $14.9 million. This loss included non-cash credits of approximately $0.3 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in prepaid expenses and other assets of $0.8 million, partially offset by increases in deferred revenue of $0.4 million.

During the year ended December 31, 2016, our investing activities reflected $0.1 million spent for the acquisition of fixed assets, primarily related to production system upgrades.

We held cash and cash equivalents of $3.9 million as of December 31, 2016. On January 5, 2017 we received net proceeds of $3.6 million upon closing the first tranche of the equity offering described above and expect net proceeds of $2.7 million in March 2017 from the second tranche of the equity offering, subject to shareholder approval. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2017. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the fourth quarter of 2017 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. The closing bid price of our common stock on the NASDAQ Global Market was $0.68 on February 3, 2017.

On February 2, 2017, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the last 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until August 1, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 1, 2017, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The notification letter has no effect at this time on the listing of our common stock on NASDAQ Capital Market.

The Company intends to actively monitor the bid price for its common stock between now and August 1, 2017 while continuing to demonstrate commercial and strategic progress with its Quell wearable technology for chronic pain. The Company believes that this may improve investor confidence and increase the market valuation of its common stock.

At December 31, 2016, we had federal and state net operating loss carryforwards (“NOL”) of $132.9 million and $43.2 million, respectively, as well as federal and state tax credits of $1.4 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes thereon. The federal NOLs begin to expire in 2019 and the state NOLs begin to expire in 2017. The federal and state research and development credits both begin to expire in 2018. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2016, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2016 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Payments due in
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$2,664,686	$530,674	$1,089,663	$962,787	$81,562
Purchase order obligations	1,699,823	1,699,823	—	—	—
Total contractual obligations	$4,364,509	$2,230,497	$1,089,663	$962,787	$81,562

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

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. We analyze various factors, including a review of specific transactions, its historical product returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, our actual return or bad debt experience could exceed its estimate. Certain product sales are made with a 30-day or 60-day right of return. Where we can reasonably estimate future returns, we recognize revenues upon shipment and record as a reduction of revenue a provision for estimated returns. Where we cannot reasonably estimate future returns, we defer revenues until we gain sufficient experience to estimate returns or until the right of return lapses.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-09 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-09 will have on the Company’s financial statements and which adoption method will be used.

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

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$2,275,247	$2,647,422	$3,389,427	$3,715,432	$12,027,528
Cost of revenues	1,482,513	1,572,370	2,031,823	2,026,299	7,113,005
Gross profit	792,734	1,075,052	1,357,604	1,689,133	4,914,523
Net loss	(4,095,255)	(4,095,520)	(3,908,153)	(2,814,223)	(14,913,151)
Net loss per common share, basic and diluted	$(1.00)	$(5.37)	$(0.76)	$(0.52)	$(7.28)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$1,282,960	$1,224,987	$2,054,432	$2,737,451	$7,299,830
Cost of revenues	637,261	595,032	1,119,186	1,599,267	3,950,746
Gross profit	645,699	629,955	935,246	1,138,184	3,349,084
Net loss	(2,071,228)	(1,203,206)	(3,203,778)	(2,709,136)	(9,187,348)
Net loss per common share, basic and diluted	$(1.00)	$(2.07)	$(1.06)	$(3.19)	$(7.75)

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 3, 2017, the Compensation Committee of the Board of Directors approved modifications to the Management Retention and Incentive Plan (the “Plan”). A full description of the Plan is included under Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed on August 3, 2012, as modified and described in Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, as filed on October 28, 2014, and Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed on February 9, 2017, which are incorporated herein by reference. Under the Plan, a portion of the consideration payable upon a change of control transaction, as defined in the Plan, would be paid to executive officers and certain other key employees. The modifications of the Plan reflect changes to participant interests. The description of the Plan, as modified, contained herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan, as modified, a copy of which is set forth as Exhibit 10.17 to this Annual Report on Form 10-K and is incorporated herein by reference.

On February 8, 2017, we entered into Amendment No. 8 to our Shareholder Rights Agreement (“Amendment No. 8”) with American Stock Transfer & Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 8 extends the term of the Shareholder Rights Agreement by one year. The foregoing description of Amendment No. 8 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 8, a copy of which is set forth as Exhibit 4.2.9 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of December 31, 2016:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	52	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	65	Senior Vice President, Chief Financial Officer and Treasurer
Francis X. McGillin	56	Senior Vice President and Chief Commercial Officer
David E. Goodman, M.D.(1)(2)	60	Director
Allen J. Hinkle, M.D.(2)(3)	66	Director
Nancy E. Katz(1)	57	Director
Timothy R. Surgenor(1)(3)	57	Director
David Van Avermaete	65	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
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

Francis X. McGillin has served as Senior Vice President and Chief Commercial Officer since August 2014. Prior to joining NeuroMetrix, from September 2001 to January 2014, Mr. McGillin was Vice President and General Manager at Philips, having served in a number of senior marketing and management positions in the company’s consumer and healthcare businesses. His last role with Philips, was leading the globalization of Philips Sonicare business. Before Philips, Mr. McGillin, was Executive Director, Marketing at

Johnson & Johnson, working across a number of the company’s global consumer brands. Mr. McGillin holds a MBA from Fordham University and a BS degree from Northeastern University.

David E. Goodman, M.D., M.S.E. has served as a member of our Board of Directors since June 2004. Since 2013, Dr. Goodman has served as CEO of FeetFirst, a technology-focused healthcare services company he co-founded that is committed to preventing the devastating and expensive microvascular complications of diabetes. From 2014 – 2016, Dr. Goodman served as a director of Xtant Medical (OTC QX: BONE), a comprehensive supplier of orthopedic and spine surgery products. From 2012 – 2015, Dr. Goodman has served as CMO of FirstVitals, a healthcare services company focused on wellness and prevention. Since 2011, Dr. Goodman has also served as an independent consultant. During 2010, Dr. Goodman has served as President and Chief Executive Officer of SEDline, Inc., a research-focused company with the mission to expand the scope and applications for neuromonitoring. From 2008 to 2009, Dr. Goodman served as Executive Vice President of Business Development for Masimo Corporation, a manufacturer of non-invasive patient monitors. From 2006 to 2008, Dr. Goodman served as an independent consultant providing product design, regulatory and analytical consulting services to medical device and biopharmaceutical companies and also served in this capacity from 2003 to 2004 and from 2001 to 2002. From 2005 to 2006, Dr. Goodman served as President and Chief Executive Officer of BaroSense, Inc., a medical device company focused on developing minimally invasive devices for the long-term treatment of obesity. From 2004 to 2005, Dr. Goodman served as President and Chief Executive Officer of Interventional Therapeutic Solutions, Inc., an implantable drug delivery systems company. From 2002 to 2003, Dr. Goodman served as Chairman, President and Chief Executive Officer of Pherin Pharmaceuticals, a pharmaceutical discovery and development company. From 1994 to 2001, Dr. Goodman held various positions, including Chief Executive Officer, Chief Medical Officer and director, for LifeMasters Supported SelfCare, Inc., a disease management services company that Dr. Goodman founded. Dr. Goodman also served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools from 2011 until its acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Goodman holds 22 issued and pending patents and is a practicing physician with licenses in California and Hawaii. The Board has concluded that Dr. Goodman should serve as a director because Dr. Goodman’s medical and engineering background and his many years of executive experience in the medical device industry provide important experience and expertise to the Board.

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

Nancy E. Katz has served as a member of our Board of Directors since December 2010. From May 2011 to August 2014, Ms. Katz served as Vice President, Consumer Marketing at Medtronic, Inc., a medical technology company. From July 2005 to July 2010, Ms. Katz was Senior Vice President, Bayer Diabetes Care — North America. Prior to this position, she was President and Chief Executive Officer of Calypte Biomedical Corporation, a manufacturer of HIV diagnostics, President of Zila Pharmaceutical, Inc., a manufacturer of oral care products, and held senior marketing positions with the Lifescan division of Johnson & Johnson (blood glucose diabetes products), Schering-Plough Healthcare Products, and with American Home Products. Since October 2016, Ms. Katz has served on the Board of Directors of Cyanotech Corporation (NASDAQ: CYAN). She has previously served on the Boards of Directors of Neoprobe Corporation (AMEX: NEOP), Calypte Biomedical Corporation, LXN Corporation and Pepgen Corporation. She received a B.S. in business from the University of South Florida. The Board has concluded that Ms. Katz should serve as a director because her experience in diabetes care and marketing into the diabetes sector provides valuable insight to the Board and management in our diabetes strategy.

Timothy R. Surgenor has served as a member of our Board of Directors since April 2009. Since April 2009, Mr. Surgenor has been a partner at Red Sky Partners, LLC, a provider of general management consulting services to the biotechnology industry. Since July 2012 Mr. Surgenor has also served as a director of Precision Ventures, a developer of medical and consumer devices. From 2003 to 2009, Mr. Surgenor served as President, Chief Executive Officer and director of Cyberkinetics Neurotechnology Systems (OTC: CYKN.PK), a medical device company. From January 1999 to January 2003, Mr. Surgenor was Executive Vice President at Haemonetics Corporation, which is a medical device company. From 1994 to 1999, Mr. Surgenor was President of Genzyme Tissue Repair, the cell therapy division of Genzyme Corporation. Previously, Mr. Surgenor was Executive Vice President and Chief Financial Officer of BioSurface Technology, Inc. and also held various positions in operations at Integrated Genetics. Mr. Surgenor received a B.A. in Biochemistry from Williams College and an M.B.A. from Harvard Business School. The Board has concluded that Mr. Surgenor should serve as a director because Mr. Surgenor’s long career in the medical device and biotechnology business as both an entrepreneur and in senior executive positions in public companies provides the Board with important industry experience as well as valuable finance, accounting and executive management expertise.

David Van Avermaete has served as a member of our Board of Directors since September 2013. Since January 2015, Mr. Van Avermaete has served as President of Inject Safe Technologies, a privately held company that has developed a bandage specifically designed to support injections. From April 2004 to February 2013, Mr. Van Avermaete served as Chief Executive Officer of VeraLight, Inc., a medical device company he founded, that focuses on non-invasive screening for type 2 diabetes. From 2000 to 2004, Mr. Van Avermaete served as Senior Vice President Non-Invasive Technology of InLight Solutions, a Johnson & Johnson company focused on transformational technology in the diabetes field. From 1998 to 2000, Mr. Van Avermaete served as U.S. President of the LifeScan division of Johnson & Johnson and, from 1990 to 1998, in various senior level positions at LifeScan concentrating in sales and marketing. Previously, Mr. Van Avermaete served as Vice President Sales and Marketing at Biotope, Director of Marketing at Roche Diagnostics, and Director of Marketing and Sales at Syntex Medical Diagnostics. Mr. Van Avermaete received a Master of Business Administration and a Master of Science Degree in Microbiology from the University of Arizona and a Bachelor of Science Degree in medical technology and chemistry from Ball State University. The Board has concluded that Mr. Van Avermaete should serve as a director because his executive level experience in the medical device and diabetes field, as well as in entrepreneurial ventures, provides the Board with a valuable perspective in commercializing medical device products.

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class I, Class II and Class III directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2017, 2018, and 2019, respectively. Currently:

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

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable NASDAQ rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held five meetings during 2016.

Procedures by which Stockholders may Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2016 annual meeting of stockholders by which stockholders may nominate directors.

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

ITEM 11. Executive Compensation

Directors’ Compensation

As of December 31, 2016, the non-employee members of our Board of Directors were entitled to receive annual cash compensation in the amount of $15,000 for service as a member of our Board of Directors, which is paid following each annual meeting of our stockholders. In addition, these non-employee directors were entitled to receive $2,000 for each board or committee meeting that they attend, provided that they are not entitled to additional compensation for attending committee meetings that occur on the same day as a board meeting which they attend. This cash compensation is in addition to any stock options or other equity compensation that we determine to grant to our directors. Dr. Gozani, the only member of our Board of Directors who is also an employee, is not separately compensated for his service on our Board of Directors.

In addition to the compensation described above, we reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or any committees thereof.

The following table shows compensation information with respect to services rendered to us in all capacities during the fiscal year ended December 31, 2016 for each non-employee member of the Board of Directors.

Director Compensation Table — 2016

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
David E. Goodman, M.D.(2)	39,000	4,938	43,938
Allen J. Hinkle, M.D.(3)	31,000	4,938	35,938
Nancy E. Katz(4)	37,000	4,938	41,938
Timothy R. Surgenor(5)	40,000	4,938	44,938
David Van Avermaete(6)	31,000	4,938	35,938

(1)	These amounts represent the aggregate grant date fair value for 5,000 stock options granted to each director during fiscal year 2016.
(2)	As of December 31, 2016, Dr. Goodman held options to purchase 7,744 shares of common stock, 1,498 of which were vested.
(3)	As of December 31, 2016, Dr. Hinkle held options to purchase 7,744 shares of common stock, 1,498 of which were vested.
(4)	As of December 31, 2016, Ms. Katz held options to purchase 7,744 shares of common stock, 1,498 of which were vested.
(5)	As of December 31, 2016, Mr. Surgenor held options to purchase 7,744 shares of common stock, 1,498 of which were vested.
(6)	As of December 31, 2016, Mr. Van Avermaete held options to purchase 10,000 shares of common stock, 3,130 of which were vested.

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2016 and 2015 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2016 and were serving as executive officers as of such date (we refer to these individuals as the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)(2)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Shai N. Gozani, M.D. Ph.D. Chairman of the Board, Chief Executive Officer, President and Secretary	2016	415,000	—	170,091	—	585,091
	2015	415,000	226,823	—	—	641,823
Thomas T. Higgins Senior Vice President, Chief Financial Officer and Treasurer	2016	325,000	—	85,045	—	410,045
	2015	325,000	142,106	—	—	467,106
Frank McGillin Senior Vice President, Chief Commercial Officer	2016	325,000	—	85,045	—	410,045
	2015	325,000	113,685	—	—	438,685

(1)	These amounts include the aggregate grant date fair value for option awards granted during fiscal years 2016 and 2015 computed in accordance with FASB ASC Topic 718. The amount of each grant is set forth below under “Discussion of Summary Compensation Table — Long-Term Incentive

Compensation.” A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our Financial Statements, included elsewhere in this Annual Report on Form 10-K.
(2)	Executive officer bonuses for fiscal years 2016 and 2015 were paid in fully-vested shares of the Company’s common stock. See “Discussion of Summary Compensation Table — Bonus Payments.”

Discussion of Summary Compensation Table

The compensation paid to the named executive officers may include salary, cash incentive compensation, and equity incentive compensation. The terms of employment agreements that we have entered into with our named executive officers are described below under “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

Cash Compensation

We pay our executive officers a base salary which we review and determine annually. As of December 31, 2016, base salaries for our executive officers are Dr. Gozani — $415,000, Mr. Higgins — $325,000, and Mr. McGillin — $325,000.

Bonus Payments

Each executive officer has an annual bonus target which is expressed as a percentage of base salary. For 2016, executive officer bonus targets as a percentage of base salary were as follows: Dr. Gozani — 62.5%; Mr. Higgins — 50%; and Mr. McGillin — 40%.

The Compensation Committee has established a process for annual assessment of corporate performance which is the foundation for decisions regarding bonus payments to executive officers. Metrics are established following approval by the Board of Directors of the annual operating budget. These are monitored quarterly during the year and assessed after the end of the year. The Compensation Committee evaluates performance against these metrics and also applies judgment in arriving at an overall corporate performance rating or “factor”. The Compensation Committee, in consultation with its independent compensation consultant, Radford, implemented a primarily quantitative formula for use in developing the corporate factor for the management bonus pool. In concept, the management bonus pool is activated by achievement of a single threshold or “gating” metric. Following activation, value is then created within the pool by achievement toward specific performance metrics.

The management pool metrics for 2016 encompassed targets for new equity funding and sales revenue. The Compensation Committee concluded that the gating metric of new equity funding had not been met in 2016 and therefore a management bonus pool was not created.

Long-Term Incentive Compensation

We grant long-term equity incentive awards in the form of stock options and restricted shares to executives as part of our total compensation package. The Compensation Committee awarded in August 2016 the following equity grants comprised of stock options, to our named executive officers under our 2004 Stock Plan in the following amounts: Dr. Gozani — 200,000 options; Mr. Higgins — 100,000 options; and Mr. McGillin — 100,000 options. During 2015 there were no equity grants to the executive officers.

Stock options referred to above have a term of ten years and vest over four years with 25% of the total award vesting after one year and the remainder vesting in equal quarterly installments thereafter. Generally, to the extent vested, each stock option is exercisable during the term of the option while the grantee is employed by us and for a period of three months thereafter, unless such termination is upon death or disability, in which case the grantee may continue to exercise the option for a period of 12 months, or for cause, in which case the option terminates immediately. Vesting of stock options is also subject to acceleration in some certain circumstances in connection with a change-in-control as described below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

Management Retention and Incentive Plan

Our board of directors implemented the Management Retention and Incentive Plan, or the MRIP, under which a portion of the consideration payable upon a change of control transaction, as defined in the MRIP, would be paid to our executive officers and certain other key employees. The MRIP was designed to retain these individuals during the critical, early commercialization phases of our diabetes and pain initiatives while providing management with an incentive to rapidly build corporate value potentially leading to a change of control transaction. The MRIP has been structured to work in conjunction with, and not replace, our other incentive programs such as our equity plans, severance arrangements, compensation and bonus plan, and other benefits. The MRIP is designed to provide an appropriate, market-based incentive to our executive officers and key employees which will be reduced over time as a result of any future equity grants to participants. Effectively, the MRIP has an embedded self-liquidation feature.

In the event of a change of control transaction, subject to the participant’s continued employment or service with us, the participant shall receive cash consideration equal to a fixed percentage of the value of the change of control transaction to be received by the Corporation or our stockholders, net of expenses. Each participant’s payment shall be reduced by (i) any payments to be made to the participant in the change of control transaction as a result of securities issued pursuant to our equity plans, (ii) the value then held by the participant of securities previously issued to the participant under our equity plans; and (iii) the then current value of shares issued to the participant under our equity plans and previously sold by the participant, excluding any founders shares.

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to our named executive officers concerning the outstanding equity awards as of December 31, 2016.

	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Shai N. Gozani, M.D., Ph.D.	243	—		286.56	4/01/18
	1,389	—		244.80	2/12/19
	582	—		243.36	4/02/20
	1,164	—		79.20	2/01/21
	31,250	—		7.08	7/26/23
	50,000	—		7.08	7/31/24
	—	200,000	(1)	1.47	8/22/26
Thomas T. Higgins	490	—		79.20	2/01/21
	13,750	—		7.08	7/26/23
	22,000	—		7.08	7/31/24
	—	100,000	(2)	1.47	8/22/26
Frank McGillin	28,125	21,875	(3)	7.52	8/25/24
	—	100,000	(2)	1.47	8/22/26

(1)	Reflects the unexercised portion of a stock option for 200,000 shares of common stock that was granted on August 22, 2016. The option vests 25% on the first anniversary of the vesting start date and then 1/16th each quarter thereafter until fully vested.
(2)	Reflects the unexercised portion of a stock option for 100,000 shares of common stock that was granted on August 22, 2016. The option vests 25% on the first anniversary of the vesting start date and then 1/16th each quarter thereafter until fully vested
(3)	Reflects the unexercised portion of a stock option for 50,000 shares of common stock that was granted on August 25, 2014. The option vests 25% on the first anniversary of the vesting start date and then 1/16th each quarter thereafter until fully vested.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Shai N. Gozani, M.D., Ph.D.

We entered into an employment agreement with Dr. Gozani, effective as of June 21, 2004 and amended on December 31, 2008. Under the terms of the employment agreement, Dr. Gozani is to be paid an annual base salary determined by the Compensation Committee. Dr. Gozani’s salary for 2015 was $415,000. Dr. Gozani is also eligible to receive an annual cash performance bonus of up to 62.5% of his annual salary if certain performance objectives, determined by Dr. Gozani and our Compensation Committee, are met.

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

Thomas T. Higgins

We entered an Employment Agreement with Mr. Higgins on October 27, 2014 which provides for our employment of Mr. Higgins as our Senior Vice President, Chief Financial Officer and Treasurer for a three year term at an annual salary of $325,000, subject to periodic review and adjustment at our discretion. Under the Employment Agreement, Mr. Higgins is also eligible to receive an annual performance bonus, payable in cash or stock, of up to 50% of his annual salary. Under the terms of the Employment Agreement, if (1) we terminate Mr. Higgins for cause or if he resigns for other than good reason, Mr. Higgins will not be entitled to any separation benefits; (2) we terminate Mr. Higgins’ employment without cause other than within 6 months prior to or 12 months following a change in control of the company or Mr. Higgins resigns for good reason, he will be entitled to receive separation benefits equal to his base salary, target bonus amount and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. Higgins’ employment within 6 months prior to or 12 months following a change in control of the company or Mr. Higgins resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. Higgins dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants. In connection with the Employment Agreement, Mr. Higgins executed a Confidentiality & Non-Compete Agreement with the Company.

Frank McGillin

We entered an Employment Agreement with Mr. McGillin on August 14, 2014 in connection with his joining the Company which provides for our employment of Mr. McGillin as our Senior Vice President and Chief Commercial Officer for a three year term at an annual salary of $325,000, subject to periodic review and adjustment at our discretion. Under the Employment Agreement, Mr. McGillin is also eligible to receive an annual performance bonus, payable in cash or stock, of up to 40% of his annual salary. Under the terms of the Employment Agreement, if (1) we terminate Mr. McGillin for cause or if he resigns for other than good reason, Mr. McGillin will not be entitled to any separation benefits; (2) we terminate Mr. McGillin’s employment without cause other than within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to receive separation benefits equal to his base salary, target bonus amount and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. McGillin’s employment within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. McGillin dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants. In connection with the Employment Agreement, Mr. McGillin executed a Confidentiality & Non-Compete Agreement with the Company.

Confidentiality and Non-Competition Agreements

Dr. Gozani, Mr. Higgins, and Mr. McGillin have each entered into a confidentiality and non-competition agreement with us, which provides for protection of our confidential information, assignment to us of intellectual property developed by the executive officer and non-compete and non-solicitation obligations that are effective during, and for 12 months following termination of, the executive officer’s employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of February 1, 2017, except as noted below, of our common stock by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each stockholder known by us to beneficially own more than five percent of our common stock.

The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 1, 2017, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after February 1, 2017. Each stockholder’s percentage ownership is based on 7,914,901 shares of our common stock outstanding as of February 1, 2016 plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after February 1, 2017.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Options(2)	Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	150,909	84,632	235,541	2.9%
Thomas T. Higgins	73,309	36,240	109,549	1.4%
Francis X. McGillin	37,886	31,250	69,136	*
Allen Hinkle, M.D.	209	1,656	1,865	*
David E. Goodman, M.D.	209	1,656	1,865	*
Timothy R. Surgenor	1,834	1,656	3,490	*
Nancy E. Katz	209	1,656	1,865	*
David Van Avermaete	—	3,444	3,444	*
All Current Directors and Executive Officers as a group (8 persons)	264,565	162,190	426,755	5.3%

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Warrants(3)	Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Sabby Management, LLC(3)	—	878,456	878,456	9.99%

*	Represents less than 1% of the outstanding shares of common stock.
(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 1000 Winter Street, Waltham, Massachusetts 02451.
(2)	Includes all options that are exercisable on or within 60 days from February 1, 2017 by the beneficial owner, except as otherwise noted.
(3)	Reflects shares of common stock issuable upon the exercise of warrants beneficially owned by Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. The amount does not include 31,336,408 shares of common stock issuable upon exercise of warrants issued to Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. in 2012, 2013, 2014, 2015 and 2016 and 14,024,840 shares of common stock issuable upon the conversion of 19,000.55 shares of Series D and Series E Convertible Preferred Stock issued to Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd., all of which are subject to a 9.99% beneficial ownership limitation and related warrant exercise restriction. Sabby Management, LLC and Hal Mintz do not directly own shares of common stock, but are deemed to have beneficial ownership over these shares of common stock because Sabby Management, LLC is the investment manager for both Sabby Healthcare Volatility Master Fund, Ltd. and Sabby Volatility Warrant Master Fund, Ltd. and Hal Mintz is the manager of Sabby Management, LLC. The address for these reporting persons is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2016 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2016

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	732,364	$4.37	115,377 (2)
Equity compensation plans not approved by security holders(3)	50,000	7.52	50,000
Totals	782,364	$4.57	165,377

(1)	Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Eighth Amended and Restated 2004 Stock Option and Incentive Plan, and Third Amended and Restated 2010 Employee Stock Purchase Plan.
(2)	As of December 31, 2016, there were 26,420 shares available for future grant under the Eighth Amended and Restated 2004 Stock Option and Incentive Plan and 88,957 shares available under the Third Amended and Restated 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.
(3)	Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Except as otherwise set forth below, we did not engage in any related person transactions during the years ended December 31, 2016 and December 31, 2015. Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest.

Private Offering of Convertible Preferred Stock and Warrants; Repurchase of Series C Convertible Preferred Stock

In June 2016, we completed a private equity offering, or the 2016 June Offering, with entities affiliated with Sabby Management, LLC and its affiliates, or Sabby, a principal stockholder, providing for the issuance of (i) 21,300 shares of Series D convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 11,800,554 shares of our common stock at an exercise price of $1.69 per share. As a part of this offering, the Company redeemed 13,800 shares of Series C convertible preferred stock issued in the December 2015 Offering that were held by Sabby. Accordingly, the June 2016 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the June 2016 Offering were $6.7 million. Each share of Series D convertible preferred stock has a stated value of $1,000 and is convertible, at any time at the option of the holder thereof, into a number of shares of our common stock determined by dividing the stated value by the initial conversion price of $1.805, subject to a 4.99% beneficial ownership limitation.

Public Offering of Convertible Preferred Stock and Warrants; Repurchase of Series B Convertible Preferred Stock and Series A-4 Convertible Preferred Stock and Forfeiture of Warrants

In December 2015, we completed a private equity offering, or the 2015 December Offering, with Sabby providing for the issuance of (i) 13,800 shares of Series C convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 10,823,528 shares of our common stock, at an exercise price of $2.30 per share. The 2015 December Offering resulted in approximately $6.7 million in net proceeds after deducting placement agent fees and expenses and the redemption of $6.3 million of Series B convertible preferred stock.

In May 2015, we completed an underwritten public offering, or the 2015 May Offering, of (i) 147,000 shares of Series B convertible preferred stock at a price of $100 per share, which is the stated value, and (ii) five year warrants to purchase up to 3,638,250 shares of common stock with an exercise price of $5.00 per share. As part of the 2015 May Offering, Sabby agreed to purchase 122,000 units at the public offering price of $100 per unit. Simultaneous with the closing of the 2015 May Offering, we repurchased from Sabby the then outstanding 3,206.357 shares of the Series A-4 convertible preferred stock for an aggregate purchase price of $3.2 million, which we refer to as the Repurchase. Additionally, as part of the Repurchase, Sabby agreed to forfeit warrants to purchase 392,936 shares of our common stock that were issued in connection with the original issuance of the Series A-4 convertible preferred stock, which warrants had an exercise price of $8.16.

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2016 and 2015 are as follows:

Audit Fees

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2016 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of comfort letter, issuance of consents, and review of documents filed with the SEC totaled $609,250, of which $406,000 was billed in 2016 and $203,250 was billed in 2017.

The audit fees for PricewaterhouseCoopers LLP for professional services rendered for the 2015 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of comfort letter, issuance of consents, and review of documents filed with the SEC totaled $641,000, of which $440,000 was billed in 2015 and $201,000 was billed in 2016.

Audit-Related Fees

There were no audit-related fees for PricewaterhouseCoopers LLP in 2016 and 2015.

All Other Fees

Fees for PricewaterhouseCoopers LLP for services other than audit-related services were $1,800 for 2016 and 2015, for a software subscription used to review accounting literature.

Tax Fees

There were no tax fees for PricewaterhouseCoopers LLP in 2016 and 2015.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by PricewaterhouseCoopers LLP during the 2016 and 2015 fiscal years.

PART IV

ITEM 15. Exhibits and Financial Statement Schedule

(a)  1. Financial Statements

The financial statements are listed in the accompanying index to financial statements on page F-1.

2. Financial Statement Schedule

The financial statement schedule is listed in the accompanying index to financial statements on page F-1. Other financial statement schedules required under this Item and Item 8 are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the footnotes thereto.

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/04	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/07	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/11	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/13	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/15	001-33351
3.1.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/13	001-33351
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/13	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/14	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/14	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/15	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/15	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/16	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/16	001-33351
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.		S-8 (Exhibit 4.2)	8/9/04	333-118059
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	9/17/07	001-33351
4.1	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/04	333-115440
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/07	001-33351
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/09	001-33351
4.2.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/13	001-33351
4.2.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/14	001-33351
4.2.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/15	001-33351
4.2.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/15	001-33351
4.2.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/16	001-33351
4.2.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/16	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.2.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	X
4.3.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/12	333-178165
4.3.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/12	333-178165
4.4	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/13	001-33351
4.5	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/14	001-33351
4.6.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/15	333-188133
4.6.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/15	333-188133
4.7	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/15	001-33351
4.8	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/15	001-33351
4.9	Form of Common Stock Purchase Warrant (June 2016)		8-K (Exhibit 4.1)	6/3/16	001-33351
4.10	Form of Common Stock Purchase Warrant (December 2016)		8-K (Exhibit 4.1)	12/29/16	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/14	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/14	011-33351
Credit Facilities, Loan and Equity Agreements
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010		10-Q (Exhibit 10.1)	5/14/10	001-33351
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011		8-K (Exhibit 10.1)	3/3/11	001-33351
10.2.3	Fifth Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated January 31, 2014		10-Q (Exhibit 10.1)	4/24/14	001-33351
10.2.4	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015		10-Q (Exhibit 10.1)	4/24/15	001-33351
10.2.5	Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016		10-K (Exhibit 10.2.5)	2/12/16	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.2.6	Eighth Modification to Loan and Security Agreement with Comerica Bank, dated December 27, 2016	X
10.3	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/15	001-33351
10.4.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/15	001-33351
10.4.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/15	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.1)	6/3/16	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.2)	6/3/16	001-33351
10.6.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.1)	12/29/16	001-33351
10.6.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.2)	12/29/16	001-33351
10.7.1	Engagement Agreement with Rodman & Renshaw, dated as of June 2, 2016		S-1/A (Exhibit 10.8.1)	11/23/16	333-207566
10.7.2	Amendment to Engagement Agreement with Rodman & Renshaw, dated as of December 19, 2016		8-K (Exhibit 1.1)	12/29/16	001-33351
10.7.3	Amendment to Engagement Agreement with Rodman & Renshaw, as amended, dated as of January 3, 2017		S-3 (Exhibit 10.3)	1/27/17	333-215792
Equity Compensation Plans
10.8+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/04	333-115440
10.9.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/04	333-115440
10.9.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/04	333-115440
10.10.1+	Seventh Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/30/15	001-33351
10.10.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/10	001-33351
10.10.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/04	000-50856
10.10.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/04	000-50856

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.10.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/04	000-50856
10.11+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/09	333-159712
10.12.1+	Third Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	3/17/16	001-33351
Agreements with Executive Officers and Directors
10.13+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/04	333-115440
10.14.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		S-1/A (Exhibit 10.9)	6/22/04	333-115440
10.14.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-K (Exhibit 10.11)	3/20/09	001-33351
10.14.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/04	333-115440
10.14.4+	NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.17)	6/22/04	333-115440
10.15.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.1)	9/15/09	001-33351
10.15.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/09	001-33351
10.15.3+	Employment Agreement, dated October 27, 2014 by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.4)	10/28/14	001-33351
10.16.1+	Letter Agreement, dated August 14, 2014, between NeuroMetrix, Inc. and Francis X. McGillin		10-Q (Exhibit 10.5)	10/28/14	001-33351
10.17+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017	X
Agreements with Respect to Collaborations, Licenses, Research and Development
10.18†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/06	000-50856
23.1	Consent of Pricewaterhouse Coopers LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2016 and 2015, (ii) Statements of Operations for the years ended December 31, 2016, 2015, and 2014, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014, (iv) Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014, and (v) Notes to Financial Statements.	X

+	Indicates management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.

By:	/s/ SHAI N. GOZANI, M.D., PH.D. Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: February 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 9, 2017 in the capacities indicated below.

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

INDEX TO FINANCIAL STATEMENTS
NeuroMetrix, Inc.
Years ended December 31, 2016, 2015, and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2017

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$3,949,135	$12,462,872
Accounts receivable, net of allowances of $25,000 at December 31, 2016 and 2015	738,729	807,825
Inventories	1,252,238	1,089,084
Prepaid expenses and other current assets	1,646,821	852,600
Total current assets	7,586,923	15,212,381
Fixed assets, net	532,706	683,534
Other long-term assets	164,262	203,686
Total assets	$8,283,891	$16,099,601
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$734,048	$1,060,135
Accrued compensation	307,471	848,689
Accrued expenses	1,648,731	1,120,594
Deferred revenue	628,236	227,172
Total current liabilities	3,318,486	3,256,590
Common stock warrants	4,641	280,303
Total liabilities	3,323,127	3,536,893
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock	—	—
convertible preferred stock	18	21
Common stock, $0.0001 par value; 100,000,000 authorized at December 31, 2016 and 2015; 6,694,901 and 4,047,332 shares issued and outstanding at December 31, 2016 and 2015, respectively	669	405
Additional paid-in capital	183,438,878	176,127,932
Accumulated deficit	(178,478,801)	(163,565,650)
Total stockholders’ equity	4,960,764	12,562,708
Total liabilities and stockholders’ equity	$8,283,891	$16,099,601

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2016	2015	2014
Revenues	$12,027,528	$7,299,830	$5,512,764
Cost of revenues	7,113,005	3,950,746	2,568,602
Gross profit	4,914,523	3,349,084	2,944,162
Operating expenses:
Research and development	4,394,353	3,894,786	4,075,976
Sales and marketing	10,855,445	7,232,971	2,913,112
General and administrative	4,872,670	5,497,513	4,725,123
Total operating expenses	20,122,468	16,625,270	11,714,211
Loss from operations	(15,207,945)	(13,276,186)	(8,770,049)
Interest income	19,132	5,232	4,606
Warrants offering costs	—	—	(50,874)
Change in fair value of warrant liability	275,662	4,083,606	1,050,095
Net loss	(14,913,151)	(9,187,348)	(7,766,222)
Deemed dividends attributable to preferred shareholders and returns of capital to common shareholders associated with equity offerings (Note 2)	(19,846,377)	(11,882,907)	(2,955,668)
Net loss applicable to common stockholders	$(34,759,528)	$(21,070,255)	$(10,721,890)
Net loss per common share applicable to common stockholders, basic and diluted (See Note 2, Summary of Significant Accounting Policies)	$(7.28)	$(7.75)	$(6.15)
Weighted average number of common shares outstanding, basic and diluted	4,777,037	2,719,285	1,743,494

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Changes in Stockholders’ Equity

	Series A1 – D Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2013	—	$—	1,486,360	$148	$153,806,907	$(146,612,080)	$7,194,975
Stock-based compensation expense	—	—	—	—	289,873	—	289,873
Issuance of common stock and Series A3 and A4 preferred stock under Securities Purchase Agreement	6,644.22	7	166,150	16	3,539,924	—	3,539,947
Issuance of common stock upon conversion of preferred stock	(3,029.86)	(3)	371,306	38	(35)	—	—
Issuance of common stock under employees stock purchase plan	—	—	3,681	1	24,136	—	24,137
Common stock issued to settle incentive compensation obligations			10,654	1	104,404		104,405
Net loss	—	—	—	—	—	(7,766,222)	(7,766,222)
Balance at December 31, 2014	3,614.36	$4	2,038,151	$204	$157,765,209	$(154,378,302)	$3,387,115
Stock-based compensation expense	—	—	—	—	302,415	—	302,415
Issuance of Series B preferred stock and warrants under underwritten public offering	147,000.00	147	—	—	13,290,232	—	13,290,379
Redemption of Series A-4 preferred stock	(3,206.36)	(4)	—	—	(2,262,930)	—	(2,262,934)
Issuance of Series C preferred stock and warrants and redemption of Series B preferred stock under purchase agreement	(49,200.00)	(49)	—	—	6,713,549	—	6,713,500
Issuance of common stock upon conversion of preferred stock	(77,262.00)	(77)	1,952,137	195	(118)	—	—
Issuance of common stock under employees stock purchase plan	—	—	15,443	2	37,822	—	37,824
Common stock issued to settle incentive compensation obligations	—	—	41,601	4	281,753	—	281,757
Net loss	—	—	—	—	—	(9,187,348)	(9,187,348)
Balance at December 31, 2015	20,946.00	$21	4,047,332	$405	$176,127,932	$(163,565,650)	$12,562,708
Stock-based compensation expense	—	—	—	—	225,408	—	225,408
Issuance of Series D preferred stock and warrants and redemption of Series C preferred stock under purchase agreement	7,500.00	8	—	—	6,738,492	—	6,738,500
Issuance of common stock upon conversion of preferred stock	(10,743.35)	(11)	2,434,488	243	(232)	—	—
Issuance of common stock under employees stock purchase plan	—	—	35,002	3	28,535	—	28,538
Common stock issued to settle incentive compensation obligations	—	—	178,079	18	318,743	—	318,761
Net loss	—	—	—	—	—	(14,913,151)	(14,913,151)
Balance at December 31, 2016	17,702.65	$18	6,694,901	$669	$183,438,878	$(178,478,801)	$4,960,764

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2016	2015	2014
Cash flows for operating activities:
Net loss	$(14,913,151)	$(9,187,348)	$(7,766,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	251,327	222,592	145,100
Stock-based compensation	225,408	302,415	289,873
Warrants offering costs	—	—	50,874
Change in fair value of warrant liability	(275,662)	(4,083,606)	(1,050,095)
Changes in operating assets and liabilities:
Accounts receivable	69,096	(225,619)	(189,318)
Inventories	(163,154)	(409,344)	(116,704)
Prepaid expenses and other current and long-term assets	(754,797)	(447,541)	(195,454)
Accounts payable	(267,583)	478,760	199,975
Accrued expenses and compensation	347,176	57,349	998,434
Deferred revenue	401,064	192,489	(44,956)
Net cash used in operating activities	(15,080,276)	(13,099,853)	(7,678,493)
Cash flows for investing activities:
Purchases of fixed assets	(100,499)	(594,606)	(227,308)
Net cash used in investing activities	(100,499)	(594,606)	(227,308)
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including public offering and equity plans	6,667,038	20,141,703	7,932,033
Repurchase of preferred stock and warrants	—	(3,206,357)	—
Net cash provided by financing activities	6,667,038	16,935,346	7,932,033
Net (decrease) increase in cash and cash equivalents	(8,513,737)	3,240,887	26,232
Cash and cash equivalents, beginning of year	12,462,872	9,221,985	9,195,753
Cash and cash equivalents, end of year	$3,949,135	$12,462,872	$9,221,985
Supplemental disclosure of cash flow information:
Common stock issued to settle incentive compensation obligation	$318,761	$281,757	$104,405
Equity offering costs included in accounts payable and accrued expenses	$—	$100,000	$—
Warrants issued under Securities Purchase Agreement initially recorded as a non-current liability	$—	$—	$4,418,824

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, or the Company, is a commercial stage, innovation driven healthcare company combining bioelectrical and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. The company’s lead product is Quell, an over-the-counter wearable therapeutic device for chronic pain. Quell is integrated into a digital health platform that helps patients optimize their therapy and decrease the impact of chronic pain on their quality of life. The company also markets DPNCheck®, a rapid point-of-care test for diabetic neuropathy, which is the most common long-term complication of Type 2 diabetes. The company maintains an active research effort and has several pipeline programs. The company is located in Waltham, Massachusetts and was founded as a spinoff from the Harvard-MIT Division of Health Sciences and Technology in 1996.

During 2016 the Company completed an equity offering which is detailed in Note 12 to the financial statements. This financing resulted in proceeds of approximately $7.5 million after redemptions of certain equity instruments, and before fees and expenses. After deducting financial institution discounts and fees, and other expenses of the offerings, the Company realized net proceeds of approximately $6.7 million.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2016, the Company had an accumulated deficit of $178.5 million. The Company held cash and cash equivalents of $3.9 million as of December 31, 2016. The Company believes that these resources, cash proceeds from a $7 million equity offering, the first tranche of $4.0 million which closed on January 5, 2017, and a second tranche of $3.0 million which is subject to shareholder approval and expected to close late in the first quarter of 2017 (see footnote 15), and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the fourth quarter of 2017. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the fourth quarter of 2017 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

The Company received notice from NASDAQ that it was not in compliance with the $1.00 per share minimum bid requirement for continued listing on the exchange. NASDAQ has provided a grace period until August 1, 2017 for the Company to regain compliance, to appeal the determination or to risk being delisted from the NASDAQ Capital Market.

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

At December 31, 2016 and 2015, two customers accounted for 41% of accounts receivable and a different customer accounted for 46% of accounts receivable, respectively. For the year ended December 31, 2016 no customer accounted for more than 10% of revenue. For the years ended December 31, 2015 and 2014, one customer accounted for 12% and 30% of revenue.

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

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2016 and 2015 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents and its warrant liability are carried at fair value determined according to the fair value hierarchy described in Note 9.

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

As of December 31, 2016 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $1,247,545. Of this total, $619,309 was recorded as a reduction to accounts receivable and $628,236 was recorded in deferred revenue, as cash had been received. As of December 31, 2015, the total value of shipments that had been made to sell-through distributors but have not yet been sold through to end customers totaled $489,467. Of this total, $262,295 was recorded as a reduction to accounts receivable and $227,172 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $910,595 and $378,440 have been deferred and recorded in prepaid expenses and other current assets as of December 31, 2016 and 2015, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30-day or 60-day rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded as accrued expense was $488,200 and $65,111 as of December 31, 2016 and 2015, respectively.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $45,879 and $10,484 at December 31, 2016 and 2015, respectively, are included in accrued expenses in the accompanying balance sheets.

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

Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Unvested restricted shares, although legally issued and outstanding, are not considered outstanding for purposes of calculating basic net loss per common share. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus the dilutive effect of the weighted average number of outstanding instruments such as options, warrants, restricted stock, and preferred stock. Because the Company has reported a net loss for all periods presented, diluted loss per common share is the same as basic loss per common share, as the effect of utilizing the fully diluted share count would have reduced the net loss per common share. Therefore, in calculating net loss per share amounts, shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2016	2015	2014
Options	421,798	208,135	125,207
Warrants	22,790,327	3,222,071	609,084
Unvested restricted stock	—	80	1,122
Convertible preferred stock	8,603,028	2,264,086	228,143
Total	31,815,153	5,694,372	963,556

The Beneficial Conversion Feature, or BCF, recorded in the 2016, 2015 and 2014 Offerings have been recognized as deemed dividends. In addition, the difference between the fair value of the consideration received and the recorded book value of equity instruments redeemed in the December 2015 Offering has been recognized as a deemed dividend. These items have been reflected as an adjustment in the calculation of earnings per share. See Note 12, Stockholders’ Equity, for further details.

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies  – (continued)

Net loss per common share applicable to common stockholders, basic and diluted was determined as follows:

	Years Ended December 31,
	2016	2015	2014
Net loss	$(14,913,151)	$(9,187,348)	$(7,766,222)
Deemed dividend attributable to preferred stockholders in connection with beneficial conversion features	—	(4,140,446)	(2,955,668)
Deemed dividend attributable to preferred stockholders in connection with preferred stock modifications	(19,846,377)	(8,332,212)	—
Return of capital to common shareholders attributable to the repurchase of preferred shares and related embedded beneficial conversion feature	—	589,751	—
Net loss applicable to common stockholders	$(34,759,528)	$(21,070,255)	$(10,721,890)
Net loss per common share applicable to common stockholders, basic and diluted	$(7.28)	$(7.75)	$(6.15)
Weighted average number of common shares outstanding, basic and diluted	4,777,037	2,719,285	1,743,494

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense was approximately $6,311,000, $2,499,000, and $481,000, in 2016, 2015, and 2014, respectively.

Accumulated Other Comprehensive Items

For 2016, 2015, and 2014, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for 2016, 2015, and 2014 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 12%, 19%, and 19% of total revenues in 2016, 2015 and 2014, respectively.

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

3. Stock-Based Compensation

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated most recently in 2016. At the Annual Meeting of Stockholders held on May 3, 2016, the stockholders of the Company approved the Company’s Eighth Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 500,000 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2016, 1,031,570 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 272,786 shares had been issued, 732,364 shares were subject to outstanding options at a weighted average exercise price of $4.37 per share and 26,420 shares were available for future grant.

During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2016, 100,000 shares of common stock were authorized for issuance under the 2009 Inducement Plan, of which 50,000 shares were subject to outstanding options at a weighted average exercise price of $7.52 per share and 50,000 shares were available for future grant.

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

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation  – (continued)

In May 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP initially authorized the issuance of up to a total of 1,736 shares, of the Company’s common stock to participating employees plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2011, equal to the lesser of (i) 1,736 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. At the Company’s Annual Meeting of Stockholders held on May 3, 2016, the stockholders of the Company approved the Company’s Third Amended and Restated 2010 Employee Stock Purchase Plan (the “Amended and Restated 2010 ESPP”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 100,000 shares. All of the Company’s full-time employees and certain part-time employees are eligible to participate in the Amended and Restated 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the Amended and Restated 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the Amended and Restated 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair market value at the beginning or end of the period. The Amended and Restated 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2016 and 2015 the Company issued 35,002 and 15,443 shares of its common stock, respectively, under the Amended and Restated 2010 ESPP. As of December 31, 2016, there were 88,957 remaining shares to be issued under the Amended and Restated 2010 ESPP.

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

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2016, 2015, and 2014 is calculated using the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.9 – 1.8%	1.3 – 1.7%	1.4 – 1.8%
Expected dividend yield	—	—	—
Expected option term	5 years	5 years	5 years
Volatility	70.0%	70.0%	70.0%

The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a five year term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero as the Company does not currently pay dividends nor expects to do so during the expected option term. The expected option term of five years is estimated based on an analysis of actual option exercises. The volatility assumption is based on daily historical volatility during the time period that

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation  – (continued)

corresponds to the expected option term and expected future stock price volatility. The pre-vesting forfeiture rate is based on the historical and projected average turnover rate of employees.

A summary of option activity for the year ended December 31, 2016 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	214,813	$18.81
Granted	575,500	1.48
Exercised	—	—
Forfeited	(7,688)	5.67
Expired	(261)	4,857.94
Outstanding at December 31, 2016	782,364	4.57	9.0	$0
Vested or expected to vest at December 31, 2016	679,013	5.02	8.9	0
Exercisable at December 31, 2016	168,229	14.72	7.1	0

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2016, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2016.

The weighted average per share grant-date fair values of options granted during 2016, 2015, and 2014 was $0.85, $2.95, and $4.24, respectively.

The aggregate intrinsic value of options issued or exercised during 2016, 2015, and 2014 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $487,922, which related to 782,364 shares with a per share weighted fair value of $4.57 as of December 31, 2016. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for the years 2016, 2015, and 2014, was $29,000, $38,000, and $24,000, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $225,408, $302,415, and $289,873 for 2016, 2015, and 2014, respectively.

4. Inventories

Inventories consist of the following:

	December 31,
	2016	2015
Purchased components	$466,906	$432,437
Work in progress	154,971	—
Finished goods	630,361	656,647
	$1,252,238	$1,089,084

NeuroMetrix, Inc.

Notes to Financial Statements

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)		December 31,
			2016	2015
Computer and laboratory equipment	3		$1,724,819	$1,698,390
Furniture and equipment	3		319,046	319,046
Production equipment	7		938,357	864,287
Leasehold improvements		*	117,994	117,994
			3,100,216	2,999,717
Less – accumulated depreciation			(2,567,510)	(2,316,183)
			$532,706	$683,534

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $251,327, $222,592, and $145,100 for 2016, 2015, and 2014, respectively.

6. Accrued Expenses

Accrued expenses consist of the following for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Technology fees	$450,000	$450,000
Sales return allowance	488,200	65,111
Professional services	382,000	336,229
Sales taxes	48,140	56,284
Consulting fees	48,000	92,000
Other	232,391	120,970
	$1,648,731	$1,120,594

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2016, 2015, and 2014.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2016, 2015, and 2014.

	Years Ended December 31,
	2016	2015	2014
Federal tax provision (benefit) rate	(34.0)%	(34.0)%	(34.0)%
State tax provision, net of federal provision	(4.2)	(8.5)	(7.0)
Permanent items	(0.2)	(14.5)	(3.6)
Federal research and development credits	(0.9)	(1.3)	(1.0)
Expiration of tax attribute	—	—	10.9
Valuation allowance	39.3	58.3	34.7
Effective income tax rate	—%	—%	—%

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes  – (continued)

The Company’s deferred tax assets consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$45,759,780	$40,397,318
Research and development credit carryforwards	2,180,700	2,005,741
Accrued expenses	752,866	704,957
Stock-based compensation	566,487	538,321
Other	14,321	13,698
Total gross deferred tax assets	49,274,154	43,660,035
Valuation allowance	(49,274,154)	(43,660,035)
Net deferred tax assets	$—	$—

At December 31, 2016, the Company has federal and state net operating loss carryforwards (“NOL”) of $132.9 million and $43.2 million, respectively, as well as federal and state tax credits of $1.4 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $3.9 million and $71,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOLs begin to expire in 2019 and the state NOLs begin to expire in 2017. The federal and state research and development credits both begin to expire in 2018.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately and $49.3 million and $43.7 million has been established at December 31, 2016 and 2015, respectively. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2016 or 2015. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2013 to the present. Earlier years may be

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes  – (continued)

examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

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

Future minimum lease payments under non-cancellable operating leases as of December 31, 2016 are as follows:

2017	530,674
2018	542,645
2019	547,018
2020	475,408
2021	487,379
2022	81,562
Total minimum lease payments	$2,664,686

Total recorded rent expense was $581,928, $679,026, and $638,679, for 2016, 2015, and 2014, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term.

Other Commitments

At December 31, 2016, other commitments, comprised of purchase orders, totaled approximately $1,699,823.

9. Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements  – (continued)

utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

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

	December 31, 2016	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$833,831	$833,831	$—	$—
Total	$833,831	$833,831	$—	$—
Liabilities:
Common stock warrants	$4,641	$—	$—	$4,641
Total	$4,641	$—	$—	$4,641

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2016 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2016, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $4,641 at December 31, 2016.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2016
	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
Warrants:
2014 Offering	$0.74	$8.16	64.19%	1.33%	2yr 6mo	none
2013 Offering	$0.74	$8.00	71.61%	0.99%	1yr 5mo	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2014 and December 31, 2016.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2014	$4,233,729	$1,073,603	$5,307,332
Repurchase of warrants in conjunction with public offering	(943,423)	—	(943,423)
Change in fair value of warrant liability	(3,062,314)	(1,021,292)	(4,083,606)
Balance at December 31, 2015	$227,992	$52,311	$280,303
Change in fair value of warrant liability	(223,880)	(51,782)	(275,662)
Balance at December 31, 2016	$4,112	$529	$4,641

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements  – (continued)

	December 31, 2015	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,865,498	$1,865,498	$—	$—
Total	$1,865,498	$1,865,498	$—	$—
Liabilities:
Common stock warrants	$280,303	$—	$—	$280,303
Total	$280,303	$—	$—	$280,303

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2015 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2015, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $280,303 at December 31, 2015.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2015
	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
Warrants:
2014 Offering	$1.98	$8.16	73.39%	1.42%	3yr 6mo	none
2013 Offering	$1.98	$8.00	70.42%	1.17%	2yr 5mo	none

10. Retirement Plan

The Company has established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2016, 2015 and 2014 the Company made no contributions to the plan.

11. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2016 the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended, most recently on December 29, 2016, and extended until January 15, 2018. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2016, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $896,571 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2016 was approximately $1.6 million.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2016	2015
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2016 and 2015, and 500 and 7,146 shares issued and outstanding at December 31, 2016 and 2015, respectively	1	7
Series C convertible preferred stock, $0.001 par value, 13,800 shares designated at December 31, 2016 and 2015, and zero and 13,800 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	14
Series D convertible preferred stock, $0.001 par value, 21,300 and zero shares designated at December 31, 2016 and 2015, respectively, and 17,202.65 and zero shares issued and outstanding at December 31, 2016 and 2015, respectively	17	—

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

The June 2016 Offering was accounted for as a modification of the Investor’s Series C Preferred Stock. Under the modification model, a deemed dividend was recognized within retained earnings which represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The amount of the deemed dividend totaled $19.8 million. During 2016, 4,097.35 shares of the Series D Preferred Stock were converted into a total of 2,270,000 shares of common stock. As of December 31, 2016, 17,202.65 shares of Series D Preferred Stock remained outstanding.

In December 2015, the Company completed a private equity offering with the Investor and issued (i) 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) at a price of $1,000 per share, and (ii) warrants (the “Warrants”) to purchase up to 10,823,528 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $2.30 per share (the “December 2015 Offering”). As a part of this offering, the Company redeemed 63,000 Series B preferred shares from the May 2015 Offering that were held by the Investor. Accordingly, the December 2015 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the offering were $6.7 million.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity  – (continued)

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

The December 2015 Offering was accounted for as a modification of the Investor’s Series B Preferred Stock. Under the modification model, the difference between the fair value of the newly issued Series C Preferred Stock and the Warrants and the carrying value of the repurchased Series B Preferred Stock was recognized within retained earnings as a deemed dividend. The amount of the deemed dividend totaled $8,332,212. As of December 31, 2016, zero issued Series C Preferred Stock were outstanding.

In May 2015, the Company completed an underwritten public offering (the “May 2015 Offering”) of (i) 147,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) at a price of $100 per share, and (ii) five year warrants to purchase up to 3,638,250 shares of common stock with an exercise price of $5.00 per share. The May 2015 Offering resulted in approximately $14.7 million in gross proceeds, before deducting underwriting discounts and commission and expenses. In conjunction with the 2015 Offering, approximately $3.2 million of the proceeds were used to repurchase the outstanding Series A-4 preferred shares. Net proceeds from the May 2015 Offering, after deducting underwriting discount and commissions and offering expenses and repurchase of outstanding Series A-4 preferred shares, were approximately $10.1 million.

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

The Series B Preferred Stock is convertible into an aggregate of 3,638,250 shares of common stock. During 2015, 76,854 shares of the Series B Preferred Stock were converted into a total of 1,902,137 shares of common stock. 63,000 shares of the Series B Preferred Stock were repurchased with the proceeds of the December 2015 Offering. During 2016, 6,646 shares of the Series B Preferred Stock were converted into a total of 164,488 shares of common stock. As of December 31, 2016, 500 shares of the Series B Preferred Stock were outstanding.

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

The Company determined that equity classification was appropriate for the warrants in the June 2016, the December 2015 Offering and the May 2015 Offering following guidance in the Derivatives and Hedging topic

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity  – (continued)

of the Codification. In making this equity classification determination, the Company noted the warrants had no requirements to be settled in registered shares when exercised. The fair value of the 5 year warrants issued in connection with the June 2016 Offering was estimated to be $14.6 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $1.99, exercise price of $1.69, expected volatility of 71.5%, risk free interest rate of 1.23%, expected term of five years, and no dividends. The fair value of the 5 year warrants issued in connection with the December 2015 Offering was estimated to be $6.0 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $1.98, exercise price of $2.30, expected volatility of 70.9%, risk free interest rate of 1.75%, expected term of five years, and no dividends. The fair value of the 1 year warrants issued in connection with the December 2015 Offering was estimated to be $2.2 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $1.98, exercise price of $2.30, expected volatility of 65.7%, risk free interest rate of 0.65%, expected term of one year, and no dividends. The fair value of the warrants issued in connection with the May 2015 Offering was estimated to be $3.2 million on the offering date using utilizing quoted prices (unadjusted) in active markets. The relative fair values were recorded as equity.

In 2016, 2015 and 2014, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2016 issuance totaled 178,079 shares with a value of $318,761 reflecting the $1.79 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 9, 2016. The 2015 issuance totaled 41,601 shares with a value of $281,757 reflecting the $6.72 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 13, 2015. The 2014 issuance totaled 10,654 shares with a value of $104,400 reflecting the $9.80 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on February 25, 2014.

As of December 31, 2016, the Company had 100,000,000 shares of common stock authorized and 6,694,901 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2016, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	28,206,975
Outstanding stock options	782,364
Possible future issuance under inducement plan	50,000
Possible future issuance under stock option plans	26,420
Possible future issuance under employee stock purchase plan	88,957
Total	29,154,716

13. Reverse Stock Split

The Company’s common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. Because the Company’s common stock had been trading below a price of $1.00 per share, and was subject to delisting from The NASDAQ Stock Market LLC, or NASDAQ as a result, on December 1, 2015, the Company filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, to effect a 1-for-4 reverse stock split of its common stock, or the Reverse Stock Split. This action had previously been approved by the Company’s stockholders at the Company’s special meeting held on October 30, 2015. As a result of the Reverse Stock Split, every four shares of the Company’s pre-reverse split common stock were combined and

NeuroMetrix, Inc.

Notes to Financial Statements

13. Reverse Stock Split  – (continued)

reclassified into one share of its common stock. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof. The par value and other terms of the common stock were not affected by the Reverse Stock Split.

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

15. Subsequent Event

In January 2017, the Company completed the first tranche of a private equity offering with one institutional investor providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase 10 million shares of common stock, par value $0.0001 per share, at an initial exercise price of $0.92 per share. The Company expects to receive gross proceeds from the private equity offering of $7.0 million, in an initial tranche of $4.0 million and a second tranche, subject to shareholder approval, of $3.0 million. The first tranche of the private equity offering, including the issuance of 4,000 shares of Series E Preferred Stock and 4 million warrants, closed on January 5, 2017. The Company expects to close the second tranche of the private equity offering, including the issuance of 3,000 shares of Series E Preferred Stock and 3 million warrants, late in the first quarter of 2017.

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2016
Allowance for Doubtful Accounts	$25,000	1,901	—	(1,901)		$25,000
Deferred Tax Asset Valuation Allowance	43,660,035	5,867,273	—	(253,154	)(1)	49,274,154
December 31, 2015
Allowance for Doubtful Accounts	$38,000	—	—	(13,000)		$25,000
Deferred Tax Asset Valuation Allowance	38,565,925	5,342,672	—	(248,562	)(1)	43,660,035
December 31, 2014
Allowance for Doubtful Accounts	$35,000	$26,042	—	$(23,042)		$38,000
Deferred Tax Asset Valuation Allowance	36,108,231	3,280,605	—	(822,911	)(1)	38,565,925

(1)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1