Form 10-Q
period 2017-03-31
NeuroMetrix, Inc.
filed 2017-04-20
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-33351
_________________________________________________
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
Yes ☐     No ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).
Yes ☐     No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,147,721 shares of common stock, par value $0.0001 per share, were outstanding as of April 19, 2017.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,897,161	$3,949,135
Accounts receivable, net	949,969	738,729
Inventories	1,196,859	1,252,238
Prepaid expenses and other current assets	1,419,817	1,646,821
Total current assets	10,463,806	7,586,923

Fixed assets, net	471,127	532,706
Other long-term assets	154,407	164,262
Total assets	$11,089,340	$8,283,891

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$404,068	$734,048
Accrued compensation	521,192	307,471
Accrued expenses	1,394,976	1,648,731
Deferred revenue	745,204	628,236
Total current liabilities	3,065,440	3,318,486

Common stock warrants	171,651	4,641
Total liabilities	3,237,091	3,323,127

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	22	18
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 8,739,901 and 6,694,901 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	874	669
Additional paid-in capital	189,562,554	183,438,878
Accumulated deficit	(181,711,201)	(178,478,801)
Total stockholders’ equity	7,852,249	4,960,764
Total liabilities and stockholders’ equity	$11,089,340	$8,283,891

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2017	2016

Revenues	$4,306,122	$2,275,247

Cost of revenues	2,697,602	1,482,513

Gross profit	1,608,520	792,734

Operating expenses:
Research and development	903,284	1,156,790
Sales and marketing	2,597,712	2,407,879
General and administrative	1,421,782	1,424,341

Total operating expenses	4,922,778	4,989,010

Loss from operations	(3,314,258)	(4,196,276)

Interest income	4,257	6,705
Change in fair value of warrant liability	77,601	94,316

Net loss	(3,232,400)	(4,095,255)

Deemed dividends attributable to preferred shareholders (Note 9)	(4,041,682)	—

Net loss applicable to common stockholders	$(7,274,082)	$(4,095,255)
Net loss per common share applicable to common stockholders, basic and diluted	$(0.91)	$(1.00)

Weighted average number of common shares outstanding, basic and diluted	8,007,901	4,090,358

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,232,400)	$(4,095,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,579	61,638
Stock-based compensation	66,496	66,012
Change in fair value of warrant liability	(77,601)	(94,316)
Changes in operating assets and liabilities:
Accounts receivable	(211,240)	251,455
Inventories	55,379	(424,238)
Prepaid expenses and other current and long-term assets	236,859	142,887
Accounts payable	(329,980)	379,509
Accrued expenses and compensation	(40,034)	317,732
Deferred revenue	116,968	(223,349)
Net cash used in operating activities	(3,353,974)	(3,617,925)

Cash flows from investing activities:
Purchases of fixed assets	—	(28,643)
Net cash used in investing activities	—	(28,643)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	6,302,000	(76,653)
Net cash provided by financing activities	6,302,000	(76,653)

Net increase/(decrease) in cash and cash equivalents	2,948,026	(3,723,221)
Cash and cash equivalents, beginning of period	3,949,135	12,462,872
Cash and cash equivalents, end of period	$6,897,161	$8,739,651
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$—	$318,761

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
March 31, 2017

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc. or the Company, is a commercial stage, innovation driven healthcare company combining bioelectrical and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. The Company’s lead product is Quell, an over-the-counter wearable therapeutic device for chronic pain. Quell is integrated into a digital health platform that helps patients optimize their therapy and decrease the impact of chronic pain on their quality of life. The Company also markets DPNCheck®, a rapid point-of-care test for diabetic neuropathy, which is the most common long-term complication of Type 2 diabetes. The Company maintains an active research effort and has several pipeline programs. The Company is located in Waltham, Massachusetts and was founded as a spinoff from the Harvard-MIT Division of Health Sciences and Technology in 1996.

During the first quarter of 2017, the Company completed an equity offering, detailed in Note 9 to the financial statements, which resulted in proceeds of $7.0 million before fees and expenses. After deducting financial institution discounts and fees, and other expenses of the offerings, the Company realized net proceeds of approximately $6.3 million

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2017, the Company had an accumulated deficit of $181.7 million. The Company held cash and cash equivalents of $6.9 million as of March 31, 2017. The Company believes that these resources and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the fourth quarter of 2017. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the fourth quarter of 2017 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

The Company has received notice from NASDAQ that it is not in compliance with the $1.00 per share minimum bid price requirement for continued listing on the exchange. NASDAQ has provided a grace period until August 1, 2017 for the Company to regain compliance or to appeal the determination or to risk being delisted from the NASDAQ Capital Market.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2017, unaudited statements of operations for the quarters ended March 31, 2017 and 2016 and the unaudited statements of cash flows for the quarters ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2016 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 9, 2017 (File No. 001-33351), or the Company’s 2016 Form 10-K.

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

As of March 31, 2017 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $1,571,465. Of this total, $826,261 was recorded as a reduction to accounts receivable and $745,204 was recorded in deferred revenue, as cash had been received. As of December 31, 2016, the total value of shipments that had been made to sell-through distributors but had not yet been sold through to end customers totaled $1,247,545. Of this total, $619,309 was recorded as a reduction to accounts receivable and $628,236 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $966,781 and $910,595 have been deferred and recorded in prepaid expenses and other current assets as of March 31, 2017 and December 31, 2016, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30 days or 60 days rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded in accrued expense was $323,403 and $488,200 as of March 31, 2017 and December 31, 2016, respectively.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of probable credit losses. Allowance for doubtful accounts was $25,000 as of March 31, 2017 and December 31, 2016.

One customer accounted for 17% of total revenue for the quarter ended March 31, 2017. Two customers accounted for approximately 25% of total revenue during the quarter ended March 31, 2016. Three customers accounted for 53% and two customers accounted for 41% of accounts receivables as of March 31, 2017 and December 31, 2016, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating this standard and assessing the impact, if any, ASU 2016-2 will have on the Company’s financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-9 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-9 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-8, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-9 will have on the Company’s financial statements and which adoption method will be used.

2.	Comprehensive Loss

For the quarters ended March 31, 2017 and 2016, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	March 31,
	2017	2016
Options	782,372	214,117
Warrants	35,137,217	15,816,393
Convertible preferred stock	19,307,712	5,586,669
Total	55,227,301	21,617,179

4.	Inventories

Inventories consist of the following:

	March 31, 2017	December 31, 2016
Purchased components	$397,682	$466,906
Work in progress	—	154,971
Finished goods	799,177	630,361
	$1,196,859	$1,252,238

5.	Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2017	December 31, 2016

Technology fees	$450,000	$450,000
Sales return allowance	323,403	488,200
Professional services	161,000	390,800
Clinical studies	103,000	25,000
Warranty reserve	79,104	45,879
Advertising and promotion	70,600	28,100
Other	207,869	220,752
	$1,394,976	$1,648,731

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,598. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at March 31, 2017. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at March 31, 2017 Using
	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$3,523,535	$3,523,535	$—	$—
Total	$3,523,535	$3,523,535	$—	$—

Liabilities:
Common stock warrants	$171,651	$—	$—	$171,651
Total	$171,651	$—	$—	$171,651

Due to the lack of market quotes relating to our common stock warrants issued in financings in 2014 and 2013, the fair value of the common stock warrants was determined at March 31, 2017 using the Black-Scholes model, which is based on Level 3 inputs. As of March 31, 2017, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $171,651 at March 31, 2017.

	Black-Scholes Inputs to Warrant Liability Valuation at March 31, 2017
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$0.62	$0.70	67.57%	1.32%	2 years, 3 months	none
2013 Offering	$0.62	$0.70	68.27%	1.07%	1 year, 2 months	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2016 and March 31, 2017.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2016	$4,112	$529	$4,641
Change in fair value of warrant liability from repricing (see Note 9)	177,999	66,612	244,611
Change in fair value of warrant liability	(51,696)	(25,905)	(77,601)
Balance at 3/31/2017	$130,415	$41,236	$171,651

		Fair Value Measurements at December 31, 2016 Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$833,831	$833,831	$—	$—
Total	$833,831	$833,831	$—	$—

Liabilities:
Common stock warrants	$4,641	$—	$—	$4,641
Total	$4,641	$—	$—	$4,641

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

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2016
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$0.74	$8.16	64.19%	1.33%	2 years, 6 months	none
2013 Offering	$0.74	$8.00	71.61%	0.99%	1 year, 5 months	none

8.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of March 31, 2017, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended, most recently on December 29, 2016 and expires on January 15, 2018. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2017, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $507,381 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2017 was approximately $2.0 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2017	December 31, 2016
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2017 and December 31, 2016; no shares issued and outstanding at March 31, 2017 and December 31, 2016	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at March 31, 2017 and December 31, 2016, and 500 shares issued and outstanding at March 31, 2017 and December 31, 2016	1	1
Series D convertible preferred stock, $0.001 par value, 21,300 shares designated at March 31, 2017 and December 31, 2016, 14,052.93 and 17,202.65 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	14	17
Series E convertible preferred stock, $0.001 par value, 7,000 and zero shares designated at March 31, 2017 and December 31, 2016, respectively, and 7,000 and zero shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	7	—

Private Offerings of Common Stock and Warrants

In the first quarter of 2017, the Company completed a private equity offering with an institutional investor and its affliates (collectively the “Investor”) and issued (i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 10,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.70 per share (the “Q1 2017 Offering”). As a part of this offering, the Company reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by the Investor to $0.70 per share, and (ii) the exercise price of warrants to purchase up to 23,475,870 shares of common stock that were held by the Investor to $0.70 per share. The Q1 2017 Offering resulted in gross proceeds of $7.0 million. After underwriting discounts, commission and expenses, net proceeds of the Q1 2017 Offering were $6.3 million.

Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $0.70, which is subject to adjustment as provided in the Certificate of Designation for the Series E Preferred Stock. The Series E Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series E Preferred Stock and as required by law.

The Q1 2017 Offering was accounted for as an extinguishment of the Investor’s equity holdings in recognition of the unrelated equity instruments that were revised in the transaction, the cumulative effect of adjustments to several series of convertible preferred shares in successive transactions, and the significant transfer of value in excess of the funding received by the Company. Under the extinguishment model, a deemed dividend was recognized within retained earnings which represented the fair value of issued Series E Preferred Stock and warrants plus the incremental the fair value of repricing the outstanding Series D Preferred Stock held by the Investor plus the incremental the fair value of repricing outstanding warrants, less the fair value of the consideration transferred, less the carrying value of the outstanding Series D Preferred Stock. The amount of the deemed dividend totaled $4.0 million. During the three months ended March 31, 2017, 3,149.72 shares of the Series D

Preferred Stock were converted into a total of 1,745,000 shares of common stock. As of March 31, 2017, 14,052.93 shares of Series D Preferred Stock remained outstanding.

Between December 19, 2016 and closing of the Q1 2017 Offering on March 7, 2017, the Investor converted 5,405.975 shares of Series D Preferred Stock into 2,995,000 common shares at the original conversion rate. Following the resetting of the conversion rate, with effect from December 19, 2016, the Company owed the Investor an additional 4,727,821 common shares associated with these conversions. These common shares were not delivered to the Investor due to a provision in the financing agreement related to the Q1 2017 Offering which limits the Investor’s ownership in the Company to 4.99% of the outstanding common stock. The undelivered shares of common stock represent a non-cash obligation of the Company which will be satisfied by the Company when the Investor’s ownership position is reduced below the share ownership limitation level. During the three months ended March 31, 2017, 300,000 common shares were delivered to the Investor by the Company and as of March 31, 2017, 4,427,821 common shares associated with these conversions remained undelivered. Subsequent to the quarter-end through April 19, 2017, 1,407,820 common shares were delivered to the investor by the Company and as of April 19, 2017, 3,020,001 common shares associated with these conversions remained undelivered.

The Company determined that equity classification was appropriate for the warrants issued in the Q1 2017 Offering, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants may only be settled in shares of common stock and had no requirements to be settled in registered shares when exercised. The fair value of the five year warrants was estimated to be $3.49 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $0.62, exercise price of $0.70, expected volatility of 70.2%, risk free interest rate of 2.04%, expected term of five years, and no dividends.

In March 2016, the Company issued an aggregate of 178,079 shares of fully vested common stock with a value of $318,761 in partial settlement of 2015 management incentive compensation. The shares issued reflected the $1.79 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 9, 2016.

Total compensation cost related to nonvested awards not yet recognized at March 31, 2017 was $524,521. The total compensation costs are expected to be recognized over a weighted-average period of 3.0 years.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 12 weeks in contrast to acute pain, which is a normal bodily response to injury or trauma. Chronic pain conditions include painful diabetic neuropathy, or PDN, arthritis, fibromyalgia, sciatica, musculoskeletal pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Quell revenues for fiscal years 2016 and 2015 were approximately $7.4 million and $2.1 million, respectively. Quell revenues for the quarter ended March 31, 2017 were approximately $3.1 million. Following commercial launch through March 31, 2017, approximately 78,231 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $17.8 million, prior to the impact of product returns. Quell utilizes OptiTherapy ™, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the "FDA") for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS and Walgreens, and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. In November 2016, we received regulatory approval to market Quell in the European Union and we anticipate initiating marketing during 2017.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2016 and 2015 were approximately $2.5 million, and $2.3 million, respectively. DPNCheck revenues for the quarter ended March 31, 2017 were approximately $0.8 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the fourth quarter of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal for these products is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our recent products, Quell and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Quarters Ended March 31, 2017 and 2016

Revenues

The following table summarizes our revenues:

	Quarters Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$4,306.1	$2,275.2	$2,030.9	89.3%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During the first quarter of 2017 total revenues increased by $2.0 million, or 89.3%, from the first quarter of 2016.

Quell revenues were $3.1 million and $1.2 million in the quarters ended March 31, 2017 and 2016, respectively. This increase of approximately $1.9 million was the largest contributor to overall revenue growth.

During the first quarter of 2017, 18,697 Quell devices and 25,437 electrode reorder packages with a total invoiced value of approximately $4.1 million were shipped to Quell customers. In the comparative first quarter of 2016, we shipped 8,138 Quell devices and 8,038 electrode reorder packages with a total invoiced value of approximately $1.7 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the first quarter of 2017 DPNCheck revenue of approximately $0.8 million reflected sales of 163 DPNCheck devices plus 50,850 biosensors. This compared with approximately $0.5 million in revenue in the first quarter of 2016 reflecting sales of 85 DPNCheck devices and 35,025 biosensors.

ADVANCE neurodiagnostic products contributed approximately $0.4 million in revenue for the first quarter of 2017, as compared to approximately $0.6 million in the first quarter of 2016.

Cost of Revenues and Gross Margin

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$2,697.6	$1,482.5	$1,215.1	82.0%

Gross profit	$1,608.5	$792.7	$815.8	102.9%

Our cost of revenues increased to $2.7 million in the first quarter of 2017 as compared to $1.5 million in the first quarter of 2016. Gross margin increased to 37.4% in the first quarter of 2017 from 34.8% in the first quarter of 2016. The expansion in gross margin reflects growing Quell sales, particularly higher margin electrodes, offset by increased sales weighting toward retail channels which carry tighter gross margins. As we build our installed base of Quell users, we expect accelerating growth in electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Quarters Ended March 31,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$903.3	$1,156.8	$(253.5)	(21.9)%
Sales and marketing	2,597.7	2,407.9	189.8	7.9%
General and administrative	1,421.8	1,424.3	(2.5)	(0.2)%
Total operating expenses	$4,922.8	$4,989.0	$(66.2)	(1.3)%

Research and Development

Research and development expenses for the quarters ended March 31, 2017 and 2016 were $0.9 million and $1.2 million, respectively. The decrease of $0.3 million relates primarily to a lower level of Quell development spending.

Sales and Marketing

Sales and marketing expenses increased to $2.6 million for the quarter ended March 31, 2017 from $2.4 million for the quarter ended March 31, 2016. The $0.2 million increase in spending reflected an additional $0.4 million in television advertising, on-line advertising and paid search. This increase was partially offset by sales and marketing headcount-related cost reductions of approximately $0.2 million from the first quarter of 2016 as compared to the first quarter of 2017.

General and Administrative

General and administrative expenses of $1.4 million for the quarter ended March 31, 2017 were flat compared to the quarter ended March 31, 2016.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $0.1 million relates to the revaluation of warrants from the fair value of $4,641 estimated at December 31, 2016 to $171,651 at March 31, 2017. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The higher fair value at March 31, 2017 reflects the $244,611 impact of repricing 23,475,870 warrants in conjunction with our Q1 2017 Offering offset by our lower stock price at March 31, 2017 compared to December 31, 2016, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $94,316 for the first quarter of 2016 relates to the revaluation of warrants from $280,303 at December 31, 2015 to $185,987 at March 31, 2016.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $0.91 and $1.00 for the quarters ended March 31, 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders for the quarter ended March 31, 2017 of $0.91 reflected a deemed dividend attributable to preferred stockholders of $4.0 million, or $0.51 per share, related to our Q1 2017 Offering; and our net loss reported in our Statement of Operations for the quarter ended March 31, 2017 of $3.2 million, or $0.40 per share. The per share amount was calculated using 8,007,901 weighted average shares outstanding as of March 31, 2017.

Net loss per common share applicable to common stockholders for the quarter ended March 31, 2016 of $1.00 consists of our net loss reported in our Statement of Operations for the quarter ended March 31, 2016 of $4.1 million. The per share amount was calculated using 4,090,358 weighted average shares outstanding as of March 31, 2016.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2017, cash and cash equivalents totaled $6.9 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	March 31, 2017	December 31, 2016	Change	% Change
	($ in thousands)

Cash and cash equivalents	$6,897.2	$3,949.1	$2,948.1	74.7%

In December 2016, we entered into a securities purchase agreement relating to a $7 million private offering (the "Q1 2017 Offering") providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase 10 million shares of our common stock, at an exercise price of $0.70 per share. After underwriting discounts, commission and expenses, net proceeds of the Q1 2017 Offering were $6.3 million.

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, most recently amended on December 29, 2016, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2018. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of March 31, 2017, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.5 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the credit facility as of March 31, 2017 was approximately $2.0 million.

During the three months ended March 31, 2017, our cash and cash equivalents increased by $2.9 million reflecting net proceeds of $6.3 million from the Q1 2017 Offering partially offset by $3.4 million of net cash usage for ongoing business operations

In managing working capital, we focus on two important financial measurements as presented below:

	Quarters Ended March 31,		Year Ended December 31,
	2017	2016	2016

Days sales outstanding (days)	18	27	23
Inventory turnover rate (times per year)	8.8	4.6	6.1
 Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 30 days from invoice date.

The following sets forth information relating to sources and uses of our cash:

	Quarters Ended March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(3,354.0)	$(3,617.9)
Net cash used in investing activities	—	(28.6)
Net cash provided by financing activities	6,302.0	(76.7)

Our operating activities used $3.4 million for the three months ended March 31, 2017, which was primarily attributable to our net loss of 3.2 million. This loss included non-cash credits of approximately $0.1 million for revaluing outstanding warrants at fair value. In addition, operating activities included decreases in accounts payable of $0.3 million and increases in accounts receivable of $0.2 million, partially offset by decreases in prepaid and other current assets of $0.2 million.

Following the Q1 2017 Offering, we had 38.8 million warrants outstanding with a weighted average exercise price of $1.15 per common share. Of these, 33.5 million warrants had an exercise price of $0.70 per common share, totaling $23.4 million.

We held cash and cash equivalents of $6.9 million as of March 31, 2017. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2017. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the fourth quarter of 2017 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with U.S. Securities and Exchange Commission ("the SEC") covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to applicable SEC rules, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00. The closing bid price of our common stock on the NASDAQ Global Market was $0.67 on April 19, 2017.

On February 2, 2017, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market indicating that, for the 30 consecutive business days prior to the date of the notice, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). The notification letter states that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) the Company will be afforded 180 calendar days, or until August 1, 2017, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of the Company’s common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by August 1, 2017, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ’s delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on The NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The notification letter has no effect at this time on the listing of our common stock on NASDAQ Capital Market.

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

As of March 31, 2017, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2016-02 will have on the Company’s financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On December 28, 2016, we entered into a securities purchase agreement with an institutional investor and its affiliates (collectively, the “Investor”), pursuant to which we issued (i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 10,000,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $0.70 per share (the “Q1 2017 Offering”). As a part of this offering, we reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by the Investor to $0.70 per share, and (ii) the exercise price of warrants to purchase up to 23,475,870 shares of common stock that were held by the Investor to $0.70 per share. The Q1 2017 Offering resulted in gross proceeds of $7.0 million. After underwriting discounts, commission and expenses, net proceeds of the Q1 2017 Offering were $6.3 million. The first tranche of the Q1 2017 Offering was completed on January 4, 2017 and the second tranche was completed on March 7, 2017.

Additionally, we issued warrants to purchase an aggregate of 750,000 shares of our common stock as compensation to the placement agent used in connection with the Q1 2017 Offering and its affiliates.
The sale and issuance of the securities set forth above were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, by virtue of Section 4(2) or Rule 506 under the Securities Act. Each of the purchasers of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act.
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

NEUROMETRIX, INC.

April 20, 2017	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

April 20, 2017	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Statements of Operations for the quarters ended March 31, 2017 and 2016, (iii) Statements of Cash Flows for the three months ended March 31, 2017 and 20165, and (iv) Notes to Financial Statements.