Form 10-Q
period 2017-06-30
NeuroMetrix, Inc.
filed 2017-07-20
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐     No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,860,519 shares of common stock, par value $0.0001 per share, were outstanding as of July 14, 2017.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,611,949	$3,949,135
Accounts receivable, net	984,515	738,729
Inventories	1,477,327	1,252,238
Prepaid expenses and other current assets	1,719,996	1,646,821
Total current assets	7,793,787	7,586,923

Fixed assets, net	444,321	532,706
Other long-term assets	144,551	164,262
Total assets	$8,382,659	$8,283,891

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$758,208	$734,048
Accrued compensation	505,553	307,471
Accrued expenses	1,746,556	1,648,731
Deferred revenue	659,273	628,236
Total current liabilities	3,669,590	3,318,486

Common stock warrants	41,099	4,641
Total liabilities	3,710,689	3,323,127

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	22	18
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 1,650,519 and 836,862 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	165	84
Additional paid-in capital	189,620,780	183,439,463
Accumulated deficit	(184,948,997)	(178,478,801)
Total stockholders’ equity	4,671,970	4,960,764
Total liabilities and stockholders’ equity	$8,382,659	$8,283,891

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$4,310,059	$2,647,422	$8,616,181	$4,922,669

Cost of revenues	2,639,402	1,572,370	5,337,004	3,054,883

Gross profit	1,670,657	1,075,052	3,279,177	1,867,786

Operating expenses:
Research and development	877,584	1,127,850	1,780,868	2,284,640
Sales and marketing	2,919,281	2,832,279	5,516,993	5,240,158
General and administrative	1,245,347	1,292,305	2,667,129	2,716,646

Total operating expenses	5,042,212	5,252,434	9,964,990	10,241,444

Loss from operations	(3,371,555)	(4,177,382)	(6,685,813)	(8,373,658)

Interest income	3,207	4,553	7,464	11,258
Change in fair value of warrant liability	130,552	77,309	208,153	171,625

Net loss	(3,237,796)	(4,095,520)	(6,470,196)	(8,190,775)

Deemed dividends attributable to preferred shareholders (Note 9)	—	(19,846,377)	(4,041,682)	(19,846,377)

Net loss applicable to common stockholders	$(3,237,796)	$(23,941,897)	$(10,511,878)	$(28,037,152)
Net loss per common share applicable to common stockholders, basic and diluted	$(2.49)	$(42.98)	$(9.12)	$(52.49)

Weighted average number of common shares outstanding, basic and diluted	1,302,231	557,089	1,152,441	534,192

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,470,196)	$(8,190,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	126,254	124,396
Stock-based compensation	113,635	121,989
Change in fair value of warrant liability	(208,153)	(171,625)
Changes in operating assets and liabilities:
Accounts receivable	(245,786)	413,733
Inventories	(225,089)	41,031
Prepaid expenses and other current and long-term assets	(53,464)	(198,543)
Accounts payable	24,160	(356,769)
Accrued expenses and compensation	295,907	235,924
Deferred revenue	31,037	185,132
Net cash used in operating activities	(6,611,695)	(7,795,507)

Cash flows from investing activities:
Purchases of fixed assets	(37,869)	(55,823)
Net cash used in investing activities	(37,869)	(55,823)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	6,312,378	6,719,315
Net cash provided by financing activities	6,312,378	6,719,315

Net decrease in cash and cash equivalents	(337,186)	(1,132,015)
Cash and cash equivalents, beginning of period	3,949,135	12,462,872
Cash and cash equivalents, end of period	$3,611,949	$11,330,857
Supplemental disclosure of cash flow information:
Change in fair value of warrant liability from repricing	$244,611	$—
Common stock issued to settle employee incentive compensation obligation	$—	$318,761

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2017

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

During the first quarter of 2017, the Company completed an equity offering, detailed in Note 9 to the financial statements, which resulted in gross proceeds of $7.0 million and approximately $6.3 million after deducting fees and expenses. In July 2017, the Company entered into a second $7.0 million equity offering, in which the first tranche of $3.5 million closed on July 12, 2017, and in which a second tranche of $3.5 million is subject to shareholder approval and expected to close late in September of 2017 (see footnote 11).

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2017, the Company had an accumulated deficit of $184.9 million. The Company held cash and cash equivalents of $3.6 million as of June 30, 2017. The Company believes that these resources, cash proceeds from the second 2017 equity offering, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2018. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2018 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-8 reverse stock split effected May 11, 2017.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2017, unaudited statements of operations for the quarters and six months ended June 30, 2017 and 2016 and the unaudited statements of cash flows for the six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2016 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarters and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 9, 2017 (File No. 001-33351), or the Company’s 2016 Form 10-K.

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

As of June 30, 2017 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $2,031,262. Of this total, $1,371,989 was recorded as a reduction to accounts receivable and $659,273 was recorded in deferred revenue, as cash had been received. As of December 31, 2016, the total value of shipments that had been made to sell-through distributors but had not yet been sold through to end customers totaled $1,247,545. Of this total, $619,309 was recorded as a reduction to accounts receivable and $628,236 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $1,276,207 and $910,595 have been deferred and recorded in prepaid expenses and other current assets as of June 30, 2017 and December 31, 2016, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30 days or 60 days rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded in accrued expense was $413,871 and $488,200 as of June 30, 2017 and December 31, 2016, respectively.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of probable credit losses. Allowance for doubtful accounts was $25,000 as of June 30, 2017 and December 31, 2016.

One customer accounted for 16% of total revenue for the quarters and six months ended June 30, 2017. A different customer accounted for approximately 11% and 12% of total revenue for the quarter and six-months ended June 30, 2016, respectively. Three customers accounted for 58% and two customers accounted for 41% of accounts receivables as of June 30, 2017 and December 31, 2016, respectively.

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

For the quarters and six months ended June 30, 2017 and 2016, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options	97,774	27,373	97,832	27,117
Warrants	4,845,186	2,351,490	4,619,920	2,164,269
Convertible preferred stock	3,883,251	641,266	3,042,295	559,066
Total	8,826,211	3,020,129	7,760,047	2,750,452

4.	Inventories

Inventories consist of the following:

	June 30, 2017	December 31, 2016
Purchased components	$772,720	$466,906
Work in progress	—	154,971
Finished goods	704,607	630,361
	$1,477,327	$1,252,238

5.	Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2017	December 31, 2016

Technology fees	$450,000	$450,000
Sales return allowance	413,871	488,200
Professional services	363,000	390,800
Advertising and promotion	115,400	28,100
Clinical studies	104,000	25,000
Warranty reserve	98,286	45,879
Other	201,999	220,752
	$1,746,556	$1,648,731

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,598. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at June 30, 2017. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at June 30, 2017 Using
	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$245,036	$245,036	$—	$—
Total	$245,036	$245,036	$—	$—

Liabilities:
Common stock warrants	$41,099	$—	$—	$41,099
Total	$41,099	$—	$—	$41,099

Due to the lack of market quotes relating to our common stock warrants issued in financings in 2014 and 2013, the fair value of the common stock warrants was determined at June 30, 2017 using the Black-Scholes model, which is based on Level 3 inputs. As of June 30, 2017, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $41,099 at June 30, 2017.

	Black-Scholes Inputs to Warrant Liability Valuation at June 30, 2017
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$2.69	$5.60	69.05%	1.37%	2 years	none
2013 Offering	$2.69	$5.60	70.38%	1.24%	11 months	none

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2016 and June 30, 2017.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2016	$4,112	$529	$4,641
Change in fair value of warrant liability from repricing (see Note 9)	177,999	66,612	244,611
Change in fair value of warrant liability	(147,158)	(60,995)	(208,153)
Balance at June 30, 2017	$34,953	$6,146	$41,099

		Fair Value Measurements at December 31, 2016 Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$833,831	$833,831	$—	$—
Total	$833,831	$833,831	$—	$—

Liabilities:
Common stock warrants	$4,641	$—	$—	$4,641
Total	$4,641	$—	$—	$4,641

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

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2016
Warrants:	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
2014 Offering	$5.92	$65.28	64.19%	1.33%	2 years, 6 months	none
2013 Offering	$5.92	$64.00	71.61%	0.99%	1 year, 5 months	none

8.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of June 30, 2017, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended, most recently on December 29, 2016 and expires on January 15, 2018. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2017, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $507,381 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2017 was approximately $2.0 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2017	December 31, 2016
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2017 and December 31, 2016; no shares issued and outstanding at June 30, 2017 and December 31, 2016	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at June 30, 2017 and December 31, 2016, and 500 shares issued and outstanding at June 30, 2017 and December 31, 2016	$1	$1
Series D convertible preferred stock, $0.001 par value, 21,300 shares designated at June 30, 2017 and December 31, 2016, 14,052.93 and 17,202.65 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$14	$17
Series E convertible preferred stock, $0.001 par value, 7,000 and zero shares designated at June 30, 2017 and December 31, 2016, respectively, and 7,000 and zero shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	$7	$—

Private Offerings of Common Stock and Warrants

In the first quarter of 2017, the Company completed a private equity offering with an institutional investor and its affiliates (collectively the “Investor”) and issued (i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $5.60 per share (the “Q1 2017 Offering”). As a part of this offering, the Company reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by the Investor to $5.60 per share, and (ii) the exercise price of warrants to purchase up to 2,934,484 shares of common stock that were held by the Investor to $5.60 per share. The Q1 2017 Offering resulted in gross proceeds of $7.0 million. After underwriting discounts, commission and expenses, net proceeds of the Q1 2017 Offering were $6.3 million.

Each share of Series E Preferred Stock has a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $5.60, which is subject to adjustment as provided in the Certificate of Designation for the Series E Preferred Stock. The Series E Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series E Preferred Stock and as required by law.

The Q1 2017 Offering was accounted for as an extinguishment of the Investor’s equity holdings in recognition of the unrelated equity instruments that were revised in the transaction, the cumulative effect of adjustments to several series of convertible preferred shares in successive transactions, and the significant transfer of value in excess of the funding received by the Company. Under the extinguishment model, a deemed dividend was recognized within retained earnings which represented the fair value of issued Series E Preferred Stock and warrants plus the incremental the fair value of repricing the outstanding Series D Preferred Stock held by the Investor plus the incremental the fair value of repricing outstanding warrants, less the fair value of the consideration transferred, less the carrying value of the outstanding Series D Preferred Stock. The amount of the deemed dividend totaled $4.0 million. During the six months ended June 30, 2017, 3,149.72 shares of the Series D Preferred Stock were converted into a total of 218,125 shares of common stock. As of June 30, 2017, 14,052.93 shares of Series D Preferred Stock remained outstanding.

Between December 19, 2016 and closing of the Q1 2017 Offering on March 7, 2017, the Investor converted 5,405.975 shares of Series D Preferred Stock into 374,375 common shares at the original conversion rate. Following the resetting of the conversion rate, with effect from December 19, 2016, the Company owed the Investor an additional 590,977 common shares associated with these conversions. These common shares were not delivered to the Investor due to a provision in the financing agreement related to the Q1 2017 Offering which limits the Investor’s ownership in the Company to 4.99% of the outstanding common stock. The undelivered shares of common stock represented a non-cash obligation of the Company which was satisfied by the Company when the Investor’s ownership position reduced below the share ownership limitation level. During the six months ended June 30, 2017, 590,978 common shares were delivered to the Investor by the Company and as of June 30, 2017, zero common shares associated with these conversions remained undelivered.

The Company determined that equity classification was appropriate for the warrants issued in the Q1 2017 Offering, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants may only be settled in shares of common stock and had no requirements to be settled in registered shares when exercised. The fair value of the five year warrants was estimated to be $3.49 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $4.96, exercise price of $5.60, expected volatility of 70.2%, risk free interest rate of 2.04%, expected term of five years, and no dividends.

In June 2016, the Company completed a private equity offering with one institutional investor (the “Investor”) and issued (i) 21,300 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,475,069 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $13.52 per share (the “June 2016 Offering”). As a part of this offering, the Company redeemed 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) issued in December 2015 that were held by the Investor. Accordingly, the June 2016 Offering resulted in proceeds of $7.5 million. After underwriting discounts, commission and expenses, net proceeds of the June 2016 Offering were $6.7 million.

Each share of Series D Preferred Stock had a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $14.44, which is subject to adjustment as provided in the Certificate of Designation for the Series D Preferred Stock. The Series D Preferred Stock has no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series D Preferred Stock and as required by law.

The June 2016 Offering was accounted for as a modification of the Investor’s Series C Preferred Stock. Under the modification model, a deemed dividend was recognized within retained earnings which represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The amount of the deemed dividend totaled $19.8 million. During 2016, 4,097.35 shares of the Series D Preferred Stock were converted into a total of 283,750 shares of common stock. During six months ended June 30, 2017, 3,149.72 shares of the Series D Preferred Stock were converted into a total of 255,625 shares of common stock. As of June 30, 2017, 14,052.93 shares of Series D Preferred Stock remained outstanding.

 In March 2016, the Company issued an aggregate of 22,260 shares of fully vested common stock with a value of $318,761 in partial settlement of 2015 management incentive compensation. The shares issued reflected the $14.32 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on March 9, 2016.

Total compensation cost related to nonvested awards not yet recognized at June 30, 2017 was $461,547. The total compensation costs are expected to be recognized over a weighted-average period of 2.8 years.

10.	Reverse Stock Split

The Company’s common stock is quoted on the NASDAQ Capital Market under the symbol “NURO.” One of the requirements for continued listing on the NASDAQ Capital Market is maintenance of a minimum closing bid price of $1.00 per share. The Company’s common stock had been trading below a price of $1.00 per share, and was subject to delisting from The NASDAQ Stock Market LLC, or NASDAQ. On May 11, 2017, the Company effected a 1-for-8 reverse stock split of its common stock, or the Reverse Stock Split. This action was taken to return the Company to compliance with Nasdaq listing requirements. As a result, every eight shares of the Company’s pre-reverse split common stock were combined and reclassified into one share of its common stock. The par value and other terms of the common stock were not affected by the Reverse Stock Split. The Company’s shares outstanding immediately prior to the split totaled 10,147,721, which were subsequently adjusted to 1,268,440 shares outstanding. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Quarterly Report on Form 10-Q, including the December 31, 2016 Balance Sheet amounts for common stock and additional paid-in capital, have been retroactively adjusted to reflect the Reverse Stock Split.

11.	Subsequent Event

In July 2017, the Company announced a $7.0 million private equity offering with an institutional investor. The Offering provides for the issuance of (i) 7,000 shares of Series F convertible preferred stock at a price of $1,000 per share, the repurchase and retirement of 4.2 million outstanding warrants at fair value in exchange for 3,261 Series F convertible preferred shares, and the adjustment of the conversion price for 21,053 outstanding shares of Series D and E preferred stock to current market value. The transaction will to be completed in two tranches of $3.5 million each. The first tranche closed and was funded on July 12, 2017 and the second tranche is planned to close in September following shareholder approval.

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Quell revenues for fiscal years 2016 and 2015 were approximately $7.4 million and $2.1 million, respectively. Quell revenues for the six months ended June 30, 2017 were approximately $6.1 million. Following commercial launch through June 30, 2017, approximately 98,341 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $22.2 million, prior to the impact of product returns. Quell utilizes our patented 100% drug-free neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the "FDA") for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS, Walgreens, Best Buy, Bed Bath and Beyond and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. We received regulatory approval to market Quell in the European Union and Australia and we anticipate initiating marketing in the future.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2016 and 2015 were approximately $2.5 million, and $2.3 million, respectively. DPNCheck revenues for the six months ended June 30, 2017 were approximately $1.6 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the fourth quarter of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

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

Results of Operations

Comparison of Quarters Ended June 30, 2017 and 2016

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$4,310.1	$2,647.4	$1,662.7	62.8%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During the second quarter of 2017 total revenues increased by approximately $1.7 million, or 62.8%, from the second quarter of 2016.

Quell revenues were approximately $3.0 million and $1.6 million in the quarters ended June 30, 2017 and 2016, respectively. This increase of approximately $1.4 million was the largest contributor to overall revenue growth.

During the second quarter of 2017, 20,110 Quell devices and 30,707 electrode reorder packages with a total invoiced value of approximately $4.4 million were shipped to Quell customers. In the comparative second quarter of 2016, we shipped 11,213 Quell devices and 10,237 electrode reorder packages with a total invoiced value of approximately $2.5 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the second quarter of 2017 DPNCheck revenue of approximately $0.8 million reflected sales of 126 DPNCheck devices plus 47,700 biosensors. This compared with approximately $0.5 million in revenue in the second quarter of 2016 reflecting sales of 96 DPNCheck devices and 32,875 biosensors.

ADVANCE neurodiagnostic products contributed approximately $0.4 million in revenue for the second quarter of 2017, as compared to approximately 0.5 million in the second quarter of 2016.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$2,639.4	$1,572.4	$1,067.0	67.9%

Gross profit	$1,670.7	$1,075.0	$595.7	55.4%

Our cost of revenues increased to approximately $2.6 million in the second quarter of 2017 as compared to approximately $1.6 million in the second quarter of 2016. Gross profit decreased to 38.8% in the second quarter of 2017 from 40.6% in the second quarter of 2016. Gross profit reflects the mix effects of lower average selling prices for the expanding Quell retail and TV business. As we build our installed base of Quell users, we expect accelerating growth in electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Quarters Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$877.6	$1,127.9	$(250.3)	(22.2)%
Sales and marketing	2,919.3	2,832.3	87.0	3.1%
General and administrative	1,245.3	1,292.3	(47.0)	(3.6)%
Total operating expenses	$5,042.2	$5,252.5	$(210.3)	(4.0)%

Research and Development

Research and development expenses for the quarters ended June 30, 2017 and 2016 were approximately $0.9 million and $1.1 million, respectively. The decrease of approximately $0.3 million relates primarily to a $0.4 million decrease in Quell development spending partially offset by a $0.1 million increase in clinical study spending.

Sales and Marketing

Sales and marketing expenses increased to approximately $2.9 million for the quarter ended June 30, 2017 from approximately $2.8 million for the quarter ended June 30, 2016. The $0.1 million increase in spending reflected an additional $0.2 million in television advertising, on-line advertising and paid search.

General and Administrative

General and administrative expenses of approximately $1.2 million for the quarter ended June 30, 2017 were flat compared to the quarter ended June 30, 2016.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $130,552 relates to the revaluation of warrants from the fair value of $171,651 estimated at March 31, 2017 to $41,099 at June 30, 2017. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The lower fair value at June 30, 2017 reflects our lower stock price at June 30, 2017 compared to March 31, 2017, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $77,309 for the second quarter of 2016 relates to the revaluation of warrants from $185,987 at March 31, 2016 to $108,678 at June 30, 2016.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $2.49 and $42.98 for the quarters ended June 30, 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders for the quarter ended June 30, 2017 of $2.49 consists of our net loss reported in our Statement of Operations for the quarter ended June 30, 2017 of $3.2 million, or $2.49 per share. The per share amount was calculated using 1,302,231 weighted average shares outstanding as of June 30, 2017.

Net loss per common share applicable to common stockholders for the quarter ended June 30, 2016 of $42.98 reflected a deemed dividend attributable to preferred stockholders of $19,846,377, or $35.63 per share, related to our June 2016 offering; and our net loss reported in our Statement of Operations for the quarter ended June 30, 2016 of $4.1 million, or $7.35. The per share amount was calculated using 557,089 weighted average shares outstanding as of June 30, 2016.

Comparison of Six Months Ended June 30, 2017 and 2016

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$8,616.2	$4,922.7	$3,693.5	75.0%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Quell was made commercially available during the second quarter of 2015 and sales of DPNCheck launched in the fourth quarter of 2011. During the six months ended June 30, 2017 total revenues increased by approximately $3.7 million, or 75.0%, from the six months ended of 2016.

Quell revenues were approximately $6.1 million and $2.8 million in the six months ended June 30, 2017 and 2016, respectively. This increase of approximately $3.3 million was the largest contributor to overall revenue growth.

During the six months ended June 30, 2017, 38,807 Quell devices and 56,144 electrode reorder packages with a total invoiced value of approximately $8.5 million were shipped to Quell customers. In the comparative six months of 2016, we shipped 19,351 Quell devices and 18,275 electrode reorder packages with a total invoiced value of approximately $4.2 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the six months ended June 30, 2017 DPNCheck revenue of approximately $1.6 million reflected sales of 289 DPNCheck devices plus 98,550 biosensors. This compared with approximately $0.9 million in revenue in the comparative six months of 2016 reflecting sales of 181 DPNCheck devices and 67,900 biosensors.

ADVANCE neurodiagnostic products contributed approximately $0.9 million in revenue for the six months ended June 30, 2017, as compared to approximately $1.1 million in the comparative six months of 2016.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$5,337.0	$3,054.9	$2,282.1	74.7%

Gross profit	$3,279.2	$1,867.8	$1,411.4	75.6%

Our cost of revenues increased to approximately $5.3 million in the six months ended June 30, 2017 as compared to approximately $3.1 million in the six months ended June 30, 2016. Gross profit increased to 38.1% in the six months ended June 30, 2017 from 37.9% in the comparative six months of 2016. The expansion in gross profit reflects growing Quell sales, particularly higher margin electrodes, offset by increased sales weighting toward retail channels which carry tighter gross margins. As we build our installed base of Quell users, we expect accelerating growth in electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Six Months Ended June 30,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,780.9	$2,284.6	$(503.7)	(22.0)%
Sales and marketing	5,517.0	5,240.2	276.8	5.3%
General and administrative	2,667.1	2,716.6	(49.5)	(1.8)%
Total operating expenses	$9,965.0	$10,241.4	$(276.4)	(2.7)%

Research and Development

Research and development expenses for the six months ended June 30, 2017 and 2016 were approximately $1.8 million and $2.3 million, respectively. The decrease of approximately $0.5 million relates primarily to a $0.7 million decrease in Quell development spending partially offset by a $0.1 million increase in clinical study spending.

Sales and Marketing

Sales and marketing expenses increased to approximately $5.5 million for the six months ended June 30, 2017 from $5.2 million for the comparative six months of 2016. The approximately $0.3 million increase in spending reflected an additional $0.6 million in television advertising, on-line advertising and paid search partially offset by sales and marketing headcount-related cost reductions of approximately $0.2 million from the comparative six months of 2016 as compared to the six months ended June 30, 2017.

General and Administrative

General and administrative expenses of approximately $2.7 million for the six months ended June 30, 2017 were flat compared to the comparative six months of 2016.

Change in fair value of warrant liability

The change in fair value of warrant liability of approximately $208,153 for the six months ended June 30, 2017, relates to the revaluation of warrants from the fair value of $4,641 estimated at December 31, 2016 to $41,099 at June 30, 2017. A Black-Scholes model is utilized in calculating the fair value of the warrant liability. The higher fair value at June 30, 2017 reflects the $244,611 impact of repricing 23,475,870 warrants in conjunction with our Q1 2017 Offering offset by our lower stock price at June 30, 2017 compared to December 31, 2016, as well as the shorter remaining term of the warrants. In comparison, the change in fair value of warrant liability of $171,625 for the second quarter of 2016 relates to the revaluation of warrants from $280,303 at December 31, 2015 to $108,678 at June 30, 2016.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $9.12 and $52.49 for the six months ended June 30, 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders for the six months ended June 30, 2017 of $9.12 reflected a deemed dividend attributable to preferred stockholders of $4.0 million, or $3.51 per share, related to our Q1 2017 Offering; and our net loss reported in our Statement of Operations for the six months ended June 30, 2017 of $6.5 million, or $5.61 per share. The per share amount was calculated using 1,152,441 weighted average shares outstanding as of June 30, 2017.

Net loss per common share applicable to common stockholders for the six months ended June 30, 2016 of $52.49 reflected a deemed dividend attributable to preferred stockholders of $19.8 million, or $37.16 per share, related to our June 2016 Offering; and our net loss reported in our Statement of Operations for the six months ended June 30, 2016 of $8.2 million, or $15.33 per share. The per share amount was calculated using 534,192 weighted average shares outstanding as of June 30, 2016.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2017, cash and cash equivalents totaled $3.6 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	June 30, 2017	December 31, 2016	Change	% Change
	($ in thousands)

Cash and cash equivalents	$3,611.9	$3,949.1	$(337.2)	(8.5)%

During the first quarter of 2017, we closed a securities purchase agreement relating to a $7 million private offering (the "Q1 2017 Offering") providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase 1,250,000 shares of our common stock, at an exercise price of $5.60 per share. After underwriting discounts, commission and expenses, net proceeds of the Q1 2017 Offering were $6.3 million.

In July 2017, we announced a $7.0 million private equity offering (the "Q3 2017 Offering") providing for the issuance of (i) 7,000 shares of Series F convertible preferred stock at a price of $1,000 per share, the repurchase and retirement of 4.2 million outstanding warrants at fair value in exchange for 3,621 Series F convertible preferred shares, and the adjustment of the conversion price for 21,053 Series D and E preferred shares to current market value. The Q3 2017 Offering will be completed in two tranches of $3.5 million each. The first tranche closed and was funded on July 12, 2017 and the second tranche is planned to close in September following shareholder approval.

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, most recently amended on December 29, 2016, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2018. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of June 30, 2017, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.5 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords and a materials component supplier. Consequently, the amount available for borrowing under the credit facility as of June 30, 2017 was approximately $2.0 million.

During the six months ended June 30, 2017, our cash and cash equivalents decreased by $0.3 million reflecting $6.6 million of net cash usage for ongoing business operations partially offset by net proceeds of $6.3 million from the Q1 2017 Offering.

In managing working capital, we focus on two important financial measurements as presented below:

	Quarters Ended June 30,		Year Ended December 31,
	2017	2016	2016

Days sales outstanding (days)	20	19	23
Inventory turnover rate (times per year)	7.9	4.9	6.1
 Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 30 days from invoice date.

The following sets forth information relating to sources and uses of our cash:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(6,611.7)	$(7,795.5)
Net cash used in investing activities	(37.9)	(55.8)
Net cash provided by financing activities	6,312.4	6,719.3

Our operating activities used $6.6 million for the six months ended June 30, 2017, which was primarily attributable to our net loss of $6.5 million. This loss included non-cash credits of approximately $0.2 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in accounts receivable of $0.2 million and inventories of $0.2 million, partially offset by increases in accrued expenses and compensation of $0.3 million.

We held cash and cash equivalents of $3.6 million as of June 30, 2017. We believe that these resources, as well as $7.0 million in gross proceeds from the Q3 2017 Offering, including the first tranche of $3.5 million which closed on July 12, 2017, and a second tranche of $3.5 million which is subject to shareholder approval and expected to close in September, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2018. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2018 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to applicable SEC rules, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2017, we did not have any off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEUROMETRIX, INC.

July 20, 2017	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

July 20, 2017	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Statements of Operations for the quarters and six months ended June 30, 2017 and 2016, (iii) Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Financial Statements.