Form 10-Q
period 2017-09-30
NeuroMetrix, Inc.
filed 2017-10-20
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐     No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,345,519 shares of common stock, par value $0.0001 per share, were outstanding as of October 13, 2017.
In addition, there were 454,781 warrants to purchase shares of the issuer's common stock listed under NUROW on the NASDAQ stock exchange outstanding as of October 13, 2017.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,969,218	$3,949,135
Accounts receivable, net	423,444	738,729
Inventories	1,786,074	1,252,238
Prepaid expenses and other current assets	2,041,935	1,646,821
Total current assets	8,220,671	7,586,923

Fixed assets, net	417,290	532,706
Other long-term assets	134,695	164,262
Total assets	$8,772,656	$8,283,891

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$725,224	$734,048
Accrued compensation	692,937	307,471
Accrued expenses	1,911,062	1,648,731
Deferred revenue	925,794	628,236
Total current liabilities	4,255,017	3,318,486

Common stock warrants	—	4,641
Total liabilities	4,255,017	3,323,127

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	27	18
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 2,145,519 and 836,862 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	215	84
Additional paid-in capital	192,975,377	183,439,463
Accumulated deficit	(188,457,980)	(178,478,801)
Total stockholders’ equity	4,517,639	4,960,764
Total liabilities and stockholders’ equity	$8,772,656	$8,283,891

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$3,546,680	$3,389,427	$12,162,861	$8,312,096

Cost of revenues	2,040,997	2,031,823	7,378,001	5,086,706

Gross profit	1,505,683	1,357,604	4,784,860	3,225,390

Operating expenses:
Research and development	840,577	1,202,651	2,621,445	3,487,291
Sales and marketing	2,919,504	2,959,311	8,436,497	8,199,469
General and administrative	1,258,466	1,165,815	3,925,595	3,882,461

Total operating expenses	5,018,547	5,327,777	14,983,537	15,569,221

Loss from operations	(3,512,864)	(3,970,173)	(10,198,677)	(12,343,831)

Interest income	3,554	5,772	11,018	17,030
Change in fair value of warrant liability	327	56,248	208,480	227,873

Net loss	(3,508,983)	(3,908,153)	(9,979,179)	(12,098,928)

Net loss applicable to common stockholders:

Deemed dividends attributable to preferred shareholders (Note 9)	(2,833,098)	—	(6,874,780)	(19,846,377)

Net loss applicable to common stockholders	$(6,342,081)	$(3,908,153)	$(16,853,959)	$(31,945,305)
Net loss per common share applicable to common stockholders, basic and diluted	$(3.11)	$(6.11)	$(11.62)	$(56.09)

Weighted average number of common shares outstanding, basic and diluted	2,036,117	639,512	1,450,237	569,555

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,979,179)	$(12,098,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	198,892	189,224
Stock-based compensation	170,093	176,684
Change in fair value of warrant liability	(208,480)	(227,873)
Changes in operating assets and liabilities:
Accounts receivable	315,285	236,447
Inventories	(533,836)	(73,072)
Prepaid expenses and other current and long-term assets	(365,547)	(408,532)
Accounts payable	(22,074)	(287,427)
Accrued expenses and compensation	647,797	634,181
Deferred revenue	297,558	402,178
Net cash used in operating activities	(9,479,491)	(11,457,118)

Cash flows from investing activities:
Purchases of fixed assets	(70,226)	(87,884)
Net cash used in investing activities	(70,226)	(87,884)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	9,569,800	6,650,316
Net cash provided by financing activities	9,569,800	6,650,316

Net increase/(decrease) in cash and cash equivalents	20,083	(4,894,686)
Cash and cash equivalents, beginning of period	3,949,135	12,462,872
Cash and cash equivalents, end of period	$3,969,218	$7,568,186
Supplemental disclosure of cash flow information:
Change in fair value of warrant liability from repricing	$244,611	$—
Exchange of warrant liability for Series F Preferred Stock	$40,772	$—
Common stock issued to settle employee incentive compensation obligation	$—	$318,761

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2017

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

During the first nine months of 2017, the Company completed two equity offerings, detailed in Note 9 to the financial statements, with anticipated gross proceeds of $14.0 million and anticipated net proceeds of approximately $12.9 million after deducting fees and expenses. Gross proceeds of $3.5 million from the second tranche of the Q3 2017 Offering are expected to be received by the Company in October of 2017.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2017, the Company had an accumulated deficit of $188.5 million. The Company held cash and cash equivalents of $4.0 million as of September 30, 2017. The Company believes that these resources, cash proceeds from the second 2017 equity offering, and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the second quarter of 2018. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments or inquiries affecting the Company’s existing products and products under development; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2018 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-8 reverse stock split effected May 11, 2017.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2017, unaudited statements of operations for the quarters and nine months ended September 30, 2017 and 2016 and the unaudited statements of cash flows for the nine months ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2016 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair statement of the Company’s financial position and operating results. Operating results for the quarters and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 9, 2017 (File No. 001-33351), or the Company’s 2016 Form 10-K.

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

As of September 30, 2017 the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $2,272,736. Of this total, $1,346,942 was recorded as a reduction to accounts receivable and $925,794 was recorded in deferred revenue, as cash had been received. As of December 31, 2016, the total value of shipments that had been made to sell-through distributors but had not yet been sold through to end customers totaled $1,247,545. Of this total, $619,309 was recorded as a reduction to accounts receivable and $628,236 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $1,466,230 and $910,595 have been deferred and recorded in prepaid expenses and other current assets as of September 30, 2017 and December 31, 2016, respectively.

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30 days or 60 days rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded in accrued expense was $454,730 and $488,200 as of September 30, 2017 and December 31, 2016, respectively.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of probable credit losses. Allowance for doubtful accounts was $25,000 as of September 30, 2017 and December 31, 2016.

One customer accounted for 21% and 18% of total revenue for the quarter and nine months ended September 30, 2017, respectively. A different customer accounted for approximately 11% of total revenue for nine-months ended September 30, 2016. Customers individually accounting for greater than 10% of accounts receivables totaled 28% and 41% of accounts receivables as of September 30, 2017 and December 31, 2016, respectively.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2016-2 will have on the Company’s financial statements and which adoption method will be used.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-9 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-9 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-8, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-9 will have on the Company’s financial statements.

2.	Comprehensive Loss

For the quarters and nine months ended September 30, 2017 and 2016, the Company had no components of other comprehensive income or loss other than net loss itself.

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

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options	100,237	58,663	98,642	37,709
Warrants	1,206,504	3,525,872	3,469,612	2,621,450
Convertible preferred stock	6,422,034	1,386,888	4,328,089	984,127
Total	7,728,775	4,971,423	7,896,343	3,643,286

4.	Inventories

Inventories consist of the following:

	September 30, 2017	December 31, 2016
Purchased components	$914,150	$466,906
Work in progress	91,335	154,971
Finished goods	780,589	630,361
	$1,786,074	$1,252,238

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2017	December 31, 2016

Sales return allowance	$454,730	$488,200
Technology fees	450,000	450,000
Professional services	343,000	390,800
Advertising and promotion	335,600	28,100
Warranty reserve	112,008	45,879
Other	215,724	245,752
	$1,911,062	$1,648,731

6.	Commitments and Contingencies

Operating Lease

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,598. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,792. These payment obligations were accrued and recognized over the term of occupancy. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. Total costs for the landlord improvements exceeded the agreed upon cost by $275,961. The landlord billed that excess cost to the Company as additional rent which has been included in other long term assets at September 30, 2017. This additional rent has been included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the term of occupancy.

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

		Fair Value Measurements at September 30, 2017 Using
	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$197,370	$197,370	$—	$—
Total	$197,370	$197,370	$—	$—

 The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities, which relate to warrants issued by the Company in offerings in 2013 and 2014, between December 31, 2016 and September 30, 2017.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2016	$4,112	$529	$4,641
Change in fair value of warrant liability from repricing (see Note 9)	177,999	66,612	244,611
Change in fair value of warrant liability	(147,278)	(61,202)	(208,480)
Repurchase and retirement of warrants (see Note 9)	(34,833)	(5,939)	(40,772)
Balance at September 30, 2017	$—	$—	$—

		Fair Value Measurements at December 31, 2016 Using
	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$833,831	$833,831	$—	$—
Total	$833,831	$833,831	$—	$—

Liabilities:
Common stock warrants	$4,641	$—	$—	$4,641
Total	$4,641	$—	$—	$4,641

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

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of September 30, 2017, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended most recently on December 29, 2016, and expires on January 15, 2018. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2017, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's facilities landlords. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2017 was approximately $2.3 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2017	December 31, 2016
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2017 and December 31, 2016; no shares issued and outstanding at September 30, 2017 and December 31, 2016	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at September 30, 2017 and December 31, 2016, and 500 shares issued and outstanding at September 30, 2017 and December 31, 2016	$1	$1
Series D convertible preferred stock, $0.001 par value, 21,300 shares designated at September 30, 2017 and December 31, 2016, 14,052.93 and 17,202.65 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$14	$17
Series E convertible preferred stock, $0.001 par value, 7,000 and zero shares designated at September 30, 2017 and December 31, 2016, respectively, and 7,000 and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$7	$—
Series F convertible preferred stock, $0.001 par value, 10,621 and zero shares designated at September 30, 2017 and December 31, 2016, respectively, and 5,819.15 and zero shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	$5	$—

Private Offerings of Common Stock and Warrants

2017 activity

In the third quarter of 2017, the Company entered into agreements with respect to a private equity offering (the “Q3 2017 Offering”) with an institutional investor and its affiliates (collectively the “Investor”). The Q3 2017 Offering is structured in two tranches. The first tranche, which closed in July 2017, issued (i) 3,500 shares of Series F convertible preferred stock (the “Series F Preferred Stock”) at a price of $1,000 per share and (ii) 3,621 shares of Series F Preferred Stock in exchange for the repurchase and retirement of 4,184,483 warrants to purchase common stock valued by an independent party at $3,622,219. The second tranche, which is expected to close in October 2017, will issue (i) 3,500 shares of Series F Preferred Stock at a price of $1,000 per share. The Q3 2017 Offering also reset the conversion price of 14,052.93 shares of Series D convertible preferred stock and 7,000 shares of Series E convertible preferred stock that were held by the Investor to $2.63 per share. The first tranche of the Q3 2017 Offering resulted in gross proceeds of $3.5 million, and after deducting fees and expenses, net proceeds were $3.3 million.

In the first quarter of 2017, the Company completed a private equity offering (the “Q1 2017 Offering”) with the Investor and issued (i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $5.60 per share. As a part of this offering, the Company reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by the Investor to $5.60 per share, and (ii) the exercise price of warrants to purchase up to 2,934,484 shares of Common Stock that were held by the Investor to $5.60 per share. The Q1 2017 Offering resulted in gross proceeds of $7.0 million, and after deducting fees and expenses, net proceeds were $6.3 million.

Each share of Series D Preferred Stock, Series E Preferred Stock, and Series F Preferred Stock (collectively the "Preferred Stock") have a stated value of $1,000 and is convertible at the option of the holder into the number of shares of Common Stock determined by dividing the stated value by the conversion price of $2.63, which is subject to adjustment as provided in the Certificate of Designation for the Preferred Stock. The Preferred Stock has no dividend rights, liquidation preference or other preferences over Common Stock and has no voting rights except as provided in the Certificate of Designation for the Preferred Stock and as required by law.

The Q3 2017 Offering and the Q1 2017 Offering were accounted for as extinguishments of the Investor’s equity holdings in recognition of the revisions of certain preexisting equity instruments and the significant transfer of value in excess of the funding received by the Company. Under the extinguishment model, a deemed dividend was recognized within additional paid in capital which represented the fair value of issued Preferred Stock plus the incremental fair value of repricing the Preferred Stock held by the Investor, less the fair value of the consideration transferred, less the carrying value of the outstanding

Preferred Stock, and warrants to purchase Common Stock. The amount of the deemed dividend totaled $2.8 million and $4.0 million for the Q3 2017 Offering and the Q1 2017 Offering, respectively.

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

2016 activity

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

The June 2016 Offering was accounted for as a modification of the Investor’s Series C Preferred Stock. Under the modification model, a deemed dividend was recognized within additional paid in capital which represented the fair value of consideration transferred plus the fair value of repurchased Series C Preferred Stock, less the fair value of the newly issued Series D Preferred Stock and warrants. The amount of the deemed dividend totaled $19.8 million.

Other equity activity

During the nine months ended September 30, 2017, 3,149.72 shares of the Series D Preferred Stock were converted into a total of 809,103 shares of Common Stock. As of September 30, 2017, 14,052.93 shares of Series D Preferred Stock remained outstanding.

During the nine months ended September 30, 2017, 1,301.85 shares of the Series F Preferred Stock were converted into a total of 495,000 shares of Common Stock. As of September 30, 2017, 5,819.15 shares of Series F Preferred Stock remained outstanding.

Total compensation cost related to nonvested awards not yet recognized at September 30, 2017 was $418,881. The total compensation costs are expected to be recognized over a weighted-average period of 2.6 years.

10.	Reverse Stock Split

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

Quell, our OTC wearable device for pain relief, was unveiled at the January 2015 Consumer Electronics Show (CES) and made commercially available in the United States during the second quarter of 2015. Quell revenues for fiscal years 2016 and 2015 were approximately $7.4 million and $2.1 million, respectively. Quell revenues for the nine months ended September 30, 2017 were approximately $8.7 million. Following commercial launch through September 30, 2017, approximately 113,968 Quell devices plus electrodes and accessories were shipped to consumers with a total invoiced value of $25.8 million, prior to the impact of product returns. Quell utilizes our patented 100% drug-free neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the "FDA") for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS, Walgreens, Best Buy, Bed Bath and Beyond and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness. We believe there are significant opportunities to market Quell outside of the United States, particularly in Western Europe, Japan and China. We received regulatory approval to market Quell in the European Union and Australia and we anticipate initiating marketing in the future.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for fiscal years 2016 and 2015 were approximately $2.5 million, and $2.3 million, respectively. DPNCheck revenues for the nine months ended September 30, 2017 were approximately $2.3 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where we launched DPNCheck with our distribution partner Omron Healthcare in the third quarter of 2014; in China where we received regulatory approval and launched DPNCheck with our distribution partner Omron Healthcare in the fourth quarter of 2016; and in Mexico where our distributor Scienta Farma received regulatory approval and initiated sales in the fourth quarter of 2015.

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

Results of Operations

Comparison of Quarters Ended September 30, 2017 and 2016

Revenues

The following table summarizes our revenues:

	Quarters Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$3,546.7	$3,389.4	$157.3	4.6%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the third quarter of 2017 total revenues increased by approximately $0.2 million, or 4.6%, from the third quarter of 2016.

Quell revenues were approximately $2.6 million and $2.1 million in the quarters ended September 30, 2017 and 2016, respectively. This increase of approximately $0.5 million was the largest contributor to overall revenue growth.

During the third quarter of 2017, 15,627 Quell devices and 28,702 electrode reorder packages with a total invoiced value of approximately $3.6 million were shipped to Quell customers. In the comparative third quarter of 2016, we shipped 12,086 Quell devices and 14,391 electrode reorder packages with a total invoiced value of approximately $2.9 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the third quarter of 2017 DPNCheck revenue of approximately $0.6 million reflected sales of 73 DPNCheck devices plus 39,950 biosensors. This compared with approximately $0.8 million in revenue in the third quarter of 2016 reflecting sales of 266 DPNCheck devices and 57,400 biosensors.

ADVANCE neurodiagnostic products contributed approximately $0.3 million in revenue for the third quarter of 2017, as compared to approximately $0.5 million in the third quarter of 2016.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$2,041.0	$2,031.8	$9.2	0.5%

Gross profit	$1,505.7	$1,357.6	$148.1	10.9%

Our cost of revenues remained flat at approximately $2.0 million in the third quarters of 2017 and 2016. Gross profit increased to 42.5% in the third quarter of 2017 from 40.1% in the third quarter of 2016. The expansion in gross profit reflects growing Quell sales, particularly higher margin electrodes, offset by increased sales weighting toward retail channels which carry tighter gross margins. As we build our installed base of Quell users, we expect accelerating growth in electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Quarters Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$840.6	$1,202.7	$(362.1)	(30.1)%
Sales and marketing	2,919.5	2,959.3	(39.8)	(1.3)%
General and administrative	1,258.5	1,165.8	92.7	8.0%
Total operating expenses	$5,018.6	$5,327.8	$(309.2)	(5.8)%

Research and Development

Research and development expenses for the quarters ended September 30, 2017 and 2016 were approximately $0.8 million and $1.2 million, respectively. The decrease of approximately $0.4 million relates primarily to a $0.4 million decrease in Quell development spending, a $0.1 million decrease in clinical study spending, partially offset by a $0.1 million increase in personnel spending.

Sales and Marketing

Sales and marketing expenses were approximately $2.9 million and $3.0 million for the quarters ended September 30, 2017 and September 30, 2016, respectively. The spending reflected an additional $0.1 million in television advertising, on-line advertising and paid search offset by a $0.1 million decrease in personnel spending.

General and Administrative

General and administrative expenses were approximately $1.3 million and $1.2 million for the quarters ended September 30, 2017 and September 30, 2016, respectively. The increase of approximately $0.1 million primarily reflected an additional $0.1 million in professional services expense.

 Change in fair value of warrant liability

The change in fair value of warrant liability was approximately $327 and $56,248 for the quarters ended September 30, 2017 and September 30, 2016, respectively. The expense relates to the revaluation of the warrants' fair value utilizing a Black-Scholes model. The warrants were repurchased and retired in the Q3 2017 Offering, and as of September 30, 2017, no liability classified warrants remain outstanding.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $3.11 and $6.11 for the quarters ended September 30, 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders for the quarter ended September 30, 2017 of $3.11 reflected a deemed dividend attributable to preferred stockholders of $2.8 million, or $1.39 per share, related to our Q3 2017 Offering; and our net loss reported in our Statement of Operations for the quarter ended September 30, 2017 of $3.5 million, or $1.72 per share. The per share amount was calculated using 2,036,117 weighted average shares outstanding as of September 30, 2017.

Net loss per common share applicable to common stockholders for the quarter ended September 30, 2016 of $6.11 consisted of our net loss reported in our Statement of Operations for the quarter ended September 30, 2016 of $3.9 million, or $6.11. The per share amount was calculated using 639,512 weighted average shares outstanding as of September 30, 2016.

Comparison of Nine Months Ended September 30, 2017 and 2016

Revenues

The following table summarizes our revenues:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$12,162.9	$8,312.1	$3,850.8	46.3%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the nine months ended September 30, 2017 total revenues increased by approximately $3.9 million, or 46.3%, from the nine months ended September 30, 2016.

Quell revenues were approximately $8.7 million and $4.9 million in the nine months ended September 30, 2017 and 2016, respectively. This increase of approximately $3.8 million was the largest contributor to overall revenue growth.

During the nine months ended September 30, 2017, 54,434 Quell devices and 84,846 electrode reorder packages with a total invoiced value of approximately $12.2 million were shipped to Quell customers. In the comparative nine months of 2016, we shipped 31,437 Quell devices and 32,666 electrode reorder packages with a total invoiced value of approximately $7.1 million. Quell revenues are recorded at the point of shipment or, where distributors have a contractual right to return unsold merchandise, when Quell is sold through to the ultimate customer. In both cases, revenues are recorded net of a provision for product returns under our right-of-return policy.

In the nine months ended September 30, 2017 DPNCheck revenue of approximately $2.3 million reflected sales of 362 DPNCheck devices plus 138,500 biosensors. This compared with approximately $1.7 million in revenue in the comparative nine months of 2016 reflecting sales of 447 DPNCheck devices and 125,300 biosensors.

ADVANCE neurodiagnostic products contributed approximately $1.2 million in revenue for the nine months ended September 30, 2017, as compared to approximately $1.6 million in the comparative nine months of 2016.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$7,378.0	$5,086.7	$2,291.3	45.0%

Gross profit	$4,784.9	$3,225.4	$1,559.5	48.4%

Our cost of revenues increased to approximately $7.4 million in the nine months ended September 30, 2017 as compared to approximately $5.1 million in the nine months ended September 30, 2016. Gross profit increased to 39.3% in the nine months ended September 30, 2017 from 38.8% in the comparative nine months of 2016. The expansion in gross profit reflects growing Quell sales, particularly higher margin electrodes, offset by increased sales weighting toward retail channels which carry tighter gross margins. As we build our installed base of Quell users, we expect accelerating growth in electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Nine Months Ended September 30,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,621.4	$3,487.3	$(865.9)	(24.8)%
Sales and marketing	8,436.5	8,199.5	237.0	2.9%
General and administrative	3,925.6	3,882.5	43.1	1.1%
Total operating expenses	$14,983.5	$15,569.3	$(585.8)	(3.8)%

Research and Development

Research and development expenses for the nine months ended September 30, 2017 and 2016 were approximately $2.6 million and $3.5 million, respectively. The decrease of approximately $0.9 million relates primarily to a $1.1 million decrease in Quell development spending partially offset by a $0.1 million increase in personnel spending.

Sales and Marketing

Sales and marketing expenses increased to approximately $8.4 million for the nine months ended September 30, 2017 from $8.2 million for the comparative nine months of 2016. The approximately $0.2 million increase in spending reflected an additional $0.7 million in television advertising, on-line advertising and paid search partially offset by sales and marketing headcount-related cost reductions of approximately $0.2 million from the comparative nine months of 2016 as compared to the nine months ended September 30, 2017.

General and Administrative

General and administrative expenses of approximately $3.9 million for the nine months ended September 30, 2017 were flat compared to the comparative nine months of 2016.

Change in fair value of warrant liability

The change in fair value of warrant liability was approximately $208,480 and $227,873 for the nine months ended September 30, 2017 and 2016, respectively. The expense relates to the revaluation of the warrants' fair value utilizing a Black-Scholes model. The warrants were repurchased and retired in the Q3 2017 Offering and, as of September 30, 2017, no liability classified warrants remain outstanding.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $11.62 and $56.09 for the nine months ended September 30, 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders for the nine months ended September 30, 2017 of $11.62 reflected a deemed dividend attributable to preferred stockholders of $6.9 million, or $4.74 per share, related to our Q1 2017 Offering and our Q3 2017 Offering; and our net loss reported in our Statement of Operations for the nine months ended September 30, 2017 of $10.0 million, or $6.88 per share. The per share amount was calculated using 1,450,237 weighted average shares outstanding as of September 30, 2017.

Net loss per common share applicable to common stockholders for the nine months ended September 30, 2016 of $56.09 reflected a deemed dividend attributable to preferred stockholders of $19.8 million, or $34.85 per share, related to our June 2016 Offering; and our net loss reported in our Statement of Operations for the nine months ended September 30, 2016 of $12.1 million, or $21.24 per share. The per share amount was calculated using 569,555 weighted average shares outstanding as of September 30, 2016.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents, and to a lesser extent, product sales. As of September 30, 2017, cash and cash equivalents totaled $4.0 million. Our ability to generate revenue to fund our operations largely depends on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating or other costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	September 30, 2017	December 31, 2016	Change	% Change
	($ in thousands)

Cash and cash equivalents	$3,969.2	$3,949.1	$20.1	0.5%

In July 2017, we entered into agreements with respect to a $7.0 million private equity offering (the "Q3 2017 Offering") providing for the issuance of (i) 7,000 shares of Series F convertible preferred stock at a price of $1,000 per share, the repurchase and retirement of 4.2 million outstanding warrants at fair value for 3,621 Series F convertible preferred shares, and the adjustment of the conversion price for 21,053 Series D and E preferred shares to current market value. The Q3 2017 Offering will be completed in two tranches of $3.5 million each. The first tranche closed and was funded on July 12, 2017 and the second tranche is planned to close in October 2017. After fees and expenses, net proceeds of the Q3 2017 Offering were expected to be $6.6 million.

During the first quarter of 2017, we closed a securities purchase agreement relating to a $7 million private offering (the "Q1 2017 Offering") providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase 1,250,000 shares of our Common Stock, at an exercise price of $5.60 per share. After fees and expenses, net proceeds of the Q1 2017 Offering were $6.3 million.

In order to supplement our access to capital, we are party to an amended Loan and Security Agreement, most recently amended on December 29, 2016, with a bank which provides us with a credit facility in the amount of $2.5 million on a revolving basis. The amended credit facility expires on January 15, 2018. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by us. As of September 30, 2017, we were in compliance with these covenants and had not borrowed any funds under the credit facility. However, approximately $0.2 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords. Consequently, the amount available for borrowing under the credit facility as of September 30, 2017 was approximately $2.3 million.

During the nine months ended September 30, 2017, cash and cash equivalents remained essentially flat reflecting $9.5 million of net cash usage for ongoing business operations partially offset by net proceeds of $3.3 million from the first tranche of the Q3 2017 Offering and $6.3 million from the Q1 2017 Offering.

In managing working capital, we focus on two important financial measurements as presented below:

	Quarters Ended September 30,		Year Ended December 31,
	2017	2016	2016

Days sales outstanding (days)	18	15	23
Inventory turnover rate (times per year)	5.0	7.4	6.1
 Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 60 days from invoice date.

The following sets forth information relating to sources and uses of our cash:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(9,479.5)	$(11,457.1)
Net cash used in investing activities	(70.2)	(87.9)
Net cash provided by financing activities	9,569.8	6,650.3

Our operating activities used $9.5 million for the nine months ended September 30, 2017, which was primarily attributable to our net loss of $10.0 million. This loss included non-cash credits of approximately $0.2 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in accrued expenses and compensation of $0.6 million and decreases in accounts receivable of $0.3 million, partially offset by increases in inventories of $0.5 million.

We held cash and cash equivalents of $4.0 million as of September 30, 2017. We believe that these resources, as well as $7.0 million in anticipated gross proceeds from the Q3 2017 Offering, including the first tranche of $3.5 million which closed on July 12, 2017, and a second tranche of $3.5 million which is expected to close in October 2017, and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the second quarter of 2018. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments or inquiries affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2018 and beyond. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We will attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to applicable SEC rules, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2017, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 requires that lessees will need to recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2016-2 will have on the Company’s financial statements and which adoption method will be used.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-9 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. An entity can elect to adopt ASU 2014-9 using one of two methods, either full retrospective adoption to each prior reporting period, or recognizing the cumulative effect of adoption at the date of initial application. In March 2016, the FASB issued ASU No. 2016-8, Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), which clarifies the implementation guidance on principal versus agent considerations. The Company is in the process of evaluating the new standard and assessing the impact, if any, ASU 2014-9 will have on the Company’s financial statements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

The Company has received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”). The CID requests information in connection with an FTC review for compliance of the Company’s representations about Quell with Sections 5 and 12 of the FTC Act. The Company is in the process of producing documents and information in response to the CID. To the knowledge of the Company, no complaint has been filed against the Company; however, no assurance can be given as to the timing or outcome of the investigation.

The Company intends to repurchase, from time to time, warrants to purchase its common stock that are traded on Nasdaq under the symbol NUROW. The Company may expend up to $25,000 in making these purchases on Nasdaq from time to time.

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

NEUROMETRIX, INC.

October 20, 2017	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

October 20, 2017	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Statements of Operations for the quarters and nine months ended September 30, 2017 and 2016, (iii) Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Financial Statements.