Form 10-K
period 2017-12-31
NeuroMetrix, Inc.
filed 2018-02-08
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-K
 _____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33351

___________________________

NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

__________________________

Delaware	04-3308180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Winter Street, Waltham, Massachusetts	02451
(Address of Principal Executive Offices)	(Zip Code)
(781) 890-9989
(Registrant’s Telephone Number, Including Area Code)

___________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC
Warrants to Purchase Common Stock	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act
None
____________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,309,853 based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2017.

As of February 2, 2018, there were 7,141,940 shares of Common Stock outstanding.

In addition, there were 454,781 warrants to purchase shares of Common Stock listed under NUROW on the Nasdaq Capital Market stock exchange outstanding as of February 2, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 1, 2018, or the 2018 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2017

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

All share amounts in this Annual Report on Form 10-K have been adjusted to reflect a 1-for-8 reverse stock split that was effected on May 11, 2017.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our plan to make Quell more broadly available through retail distribution; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

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

Collaboration with GSK Consumer Healthcare

On January 12, 2018, we entered into an Asset Purchase Agreement with Novartis Consumer Health S.A., an affiliate of GlaxoSmithKline, or GSK, pursuant to which we agreed to sell to GSK our Quell technology for markets outside of the United States, including certain patents and related assets. The purchase price for the assets being sold pursuant to the Asset Purchase Agreement is equal to $5 million. NeuroMetrix retains exclusive ownership of Quell technology in the U.S. market. NeuroMetrix and GSK also entered into a Development and Services Agreement on January 12, 2018, pursuant to which we agreed to provide services related to the development, regulatory approval and commercialization of the Quell technology for markets outside of the U.S. Pursuant to the Development and Services Agreement, GSK has agreed to make contingent payments of up to $21.5 million to NeuroMetrix upon the occurrence of certain development and commercialization milestones. In addition, GSK and NeuroMetrix will co-fund development of next-generation Quell technology during an initial period of 2018 through 2020, with subsequent annual renewals by mutual agreement. NeuroMetrix agreed not to compete with GSK with respect to the development and commercialization of the Quell technology and device outside of the U.S. until the tenth anniversary of the date of termination or expiration without renewal of the Development and Services Agreement.

In connection with the Asset Purchase Agreement, NeuroMetrix entered into a Contribution Agreement on December 22, 2017 with Quell Intellectual Property Corp., LLC, a newly formed Delaware limited liability company that was formed as a special purpose entity, and contributed certain intellectual property rights related to the Quell technology. Following the closing of the transactions contemplated by the Contribution Agreement and Asset Purchase Agreement, NeuroMetrix and GSK each now own a 50% interest in Quell Intellectual Property Corp, LLC. Quell Intellectual Property Corp., LLC entered into two exclusive license agreements with NeuroMetrix relating to rights to Quell intellectual property for use in the U.S. and in markets outside the U.S. Under the terms of an Assignment Agreement entered into on January 12, 2018, NeuroMetrix assigned the ex-U.S. license agreement to GSK. We refer herein to these agreements as the GSK Collaboration.

Our Strategy

There are large and important unmet medical needs in chronic pain treatment. Prescription pain medications and over-the-counter therapies are often inadequate and can lead to other health issues. We believe that controlled, personalized, neuro-stimulation to suppress pain provides an important complement to pain medications. As a medical device company with unique experience in designing devices to manage and alter peripheral nerve function, we believe we are well positioned to make neuro-stimulation widely available to chronic pain sufferers. We have direct experience with neuro-stimulation through our prescription SENSUS wearable pain management device which has been on the market for the past four and half years and Quell, our over-the-counter, or OTC, wearable device for pain relief which was launched in the second quarter of 2015 and builds upon the core SENSUS neuro-stimulation technology.

Our primary objective is revenue growth with margin expansion and declining cash consumption. We expect this to be led by the successful market adoption of Quell. We also expect an important contribution to revenue from DPNCheck, our rapid, accurate diagnostic test for diabetic peripheral neuropathy.

Our key business strategies include:

Driving Commercial Adoption of Key Proprietary Products.

•
Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2017, approximately 140,500 Quell devices plus electrodes and accessories were shipped to customers. Quell revenues for the years ended December 31, 2017 and 2016 were approximately $12.4 million and $7.4 million, respectively. Quell utilizes OptiTherapy, our proprietary non-invasive neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in the United States via e-commerce, via direct response television, and via select retail merchandisers, and health care professionals. Distribution is supported by television promotion and digital advertising to expand product awareness.

•
DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for the years December 31, 2017 and 2016 were approximately $3.1 million and $2.5 million, respectively. Our US sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States including Japan where DPNCheck is marketed by our distribution partner Fukuda Denshi; in China where we initiated sales in 2017 via Omron Beijing Ltd.; and in Mexico where DPNCheck is marketed by Scienta Farma.

Research and Development Innovation for Competitive Advantage  Our research and development, or R&D, team developed Quell, an FDA cleared, technologically sophisticated, smart phone integrated product with electrodes and other accessories. We believe that there are no comparable products on the market. Our R&D team is now responsible for maintaining and expanding Quell’s competitive technological advantage, addressing opportunities to reduce Quell cost of goods sold, and enhancing our intellectual property position, through continuing innovation. We expect innovation to take the form of device and software enhancements to improve the user experience, expanded smart phone applications, and new electrode features to optimize therapy. Technological innovation will continue to be one of our top priorities.

Our Business Model

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active, satisfied customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including the ADVANCE system. Our more recently developed products, Quell, SENSUS and DPNCheck, conform to this model.

Primary Marketed Products

Quell

Quell is a wearable device for relief of chronic intractable pain, such as nerve pain due to diabetes and lower back problems. It incorporates our OptiTherapy technology, a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device carried in a neoprene band that is worn on the upper calf and (2) an electrode that attaches to the device and is the interface between the device and the skin. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic intractable pain and is available OTC. Users of the device have the option of using their smartphones to control pain therapy and to track sleep and therapy parameters. The device was made commercially available in June 2015. In an independent post-market clinical study of Quell initiated by NeuroMetrix, 81% of subjects reported an improvement in their chronic pain and health, and 67% reported a reduction in their use of pain medications. To encourage persons with chronic pain to try Quell, we offer a 60-day trial period during which the product can be returned for a full refund. To date, product returns have averaged approximately 25%. We estimate, over time, we will see product returns in the range of 20% to 25%, as indicated by the results of the post-market clinical study. The addressable market opportunity for Quell in the United States is estimated to be 19 million chronic pain sufferers. Quell is available via e-commerce, via direct response television, via select retail merchandisers, and via health care professionals. Distribution is supported by television promotion and digital advertising to expand product awareness. Following commercial launch through 2017 approximately 140,500 devices plus consumables and accessories were shipped to customers.

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to DPN. The modified device costs less than the original device, but has the same functionality with respect to sural nerve testing. More than 2.7 million patient studies have been performed using our NC-stat technology and there have been approximately 7.3 million nerve tests. It has been the subject of many published studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN. DPNCheck shipments commenced in late 2011 and approximately 4,000 devices plus consumables have been placed with customers through December 31, 2017.

ADVANCE System

Our legacy neurodiagnostics business is the ADVANCE System, which is a comprehensive platform for the performance of traditional nerve conduction studies. The ADVANCE System is comprised of: (1) the ADVANCE device and related modules, (2) various types of electrodes, and (3) a communication hub that enables the physician’s office to network their device to their personal computers and our servers for data archiving, report generation, and other network services. The ADVANCE System is most commonly used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve specific electrode arrays but do not actively market the ADVANCE device.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Numerous papers have been published on the use of this technology in this clinical application. More than 2.7 million patient studies have been performed using our NC stat technology and there have been approximately 7.3 million nerve tests, including 1.6 million sural nerve tests. As of December 31, 2017, we had an installed base of approximately 300 active customers using our ADVANCE System.

The following chart summarizes our previously marketed products and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 140,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 10,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 850,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	> 1,885,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)

Customers

Quell customers include consumers, retail merchandisers, direct response TV promoters, and health care professionals (physicians and clinics) in the United States. Through December 31, 2017, approximately 140,500 Quell devices have been shipped.
DPNCheck customers include managed care organizations, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Japan, China, the Middle East and Mexico. DPNCheck shipments commenced in 2011 and approximately 4,000 devices had been placed with customers through December 31, 2017.
Our legacy ADVANCE System customers include approximately 300 active accounts covering primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation physicians, and neurosurgeons.
At December 31, 2017, two customers accounted for 66% of accounts receivable and one customer accounted for 19% of revenue.

Geographic Information

Substantially all of our assets, revenues, and expenses for 2017 and 2016 were located in or derived from operations in the United States. In addition, we have had sales through distributors in Europe, Asia, the Middle East, Mexico and various other regions. During 2017 and 2016, international revenues accounted for approximately 7% and 12%, respectively, of our total revenues.

Sales, Marketing, and Distribution

Quell is distributed in the United States via e-commerce including the Company’s website www.quellrelief.com and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS, Best Buy, Bed Bath and Beyond and others, and via health care professionals. Distribution is supported by television promotion and digital advertising designed to expand product awareness.

Our U.S. sales efforts for DPNCheck focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive growth opportunities exist outside the United States, including Japan where DPNCheck is sold by our distribution partner Fukuda Denshi; in China where DPNCheck is sold by our distribution partner Omron Beijing Ltd.; and in Mexico where DPNCheck is sold by our distribution partner Scienta Farma.

Our installed base of ADVANCE accounts is supported by our customer service department. We are not actively pursuing new ADVANCE customers. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Quell sales and marketing efforts are led by our Senior Vice President and Chief Commercial Officer. Sales and marketing efforts for DPNCheck and ADVANCE are led by our Senior Vice President, General Manager, Diagnostics.

We provide technical, clinical, and business practices training for our commercial employees including sales and marketing, and customer service.

Manufacturing and Supply

We perform final assembly and servicing of our Quell and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device which is no longer in production but for which we continue to sell accessories, is serviced by us. Outside suppliers provide us the sub-assemblies and components that we use in manufacturing Quell and DPNCheck, as well as our consumable biosensors/electrodes. We maintain alternative suppliers for some but not all of the sub-assemblies and key components. Consumable biosensors/electrodes are manufactured to our specifications by two long standing suppliers. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our manufacturing facility. We believe that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc. has been manufacturing devices and providing sub-assemblies to us since 2005. Sunburst currently manufactures sub-assemblies for Quell and DPNCheck at a facility in Massachusetts.

MC Assembly, Inc., a contract manufacturer, has manufactured sub-assemblies for Quell, at a facility in Massachusetts since 2016.

Johnson Medtech, LLC, or Johnson, has been manufacturing ADVANCE electrodes for us since 1999, currently at a facility in Massachusetts. Johnson is planning to shift production in the first quarter of 2018 to another Johnson facility located in Ohio.

Katecho, Inc., a full service original equipment manufacturer, or OEM, specializing in medical and cosmetic devices, manufactures biosensors for use with our DPNCheck device and electrodes for use with our Quell devices under normal commercial terms contained in our purchase orders. Katecho manufactures electrodes at its facility in Iowa.

We and our third-party manufacturers are registered with the FDA and subject to compliance with FDA quality system regulations. We are also ISO registered and undergo frequent quality system audits by a European agency. Our ADVANCE System and DPNCheck are cleared for marketing within the United States, Canada, and the European Union. DPNCheck is also cleared for marketing in Japan, China and Mexico. Our neuro-stimulation systems for chronic pain, Quell and SENSUS, are cleared for marketing in the United States, Canada,  the European Economic Area, and Australia. Our facility is subject to periodic inspections by regulatory authorities, and may undergo compliance inspections conducted by the FDA and corresponding state agencies. As a registered device manufacturer, we will undergo regularly scheduled FDA quality system inspections. However, additional FDA inspections may occur if deemed necessary by the FDA.

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry with over two decades of experience in developing diagnostic and therapeutic devices involving the stimulation and measurement of nerve signals for clinical purposes. This group has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems.

Our R&D team works closely with our marketing group and customers to design products that are focused on improving clinical outcomes. The team consists of ten people including two who hold M.D. degrees and three who hold Ph.D. degrees. It includes the extensive involvement of our founder and Chief Executive Officer who holds both M.D. and Ph.D. degrees and who also coordinates the clinical programs that are supported by NeuroMetrix.

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

•
Support for DPNCheck.  DPNCheck is our quantitative nerve conduction test for peripheral neuropathies including DPN. Its usage is growing in the Medicare Advantage market in the United States, in Japan and in Mexico. DPNCheck received regulatory approval in China and Omron Beijing, Ltd has initiated commercial activities in that market. The characteristics of new markets often require device modification for local acceptance which, in turn, involves our R&D team.

•
Support clinical studies for our wearable technology.  Quell is an FDA-cleared Class 2 medical device. We expect that an expanding body of evidence from clinical studies will continue to build Quell credibility among health care professionals and support our marketing efforts. As an example, in 2015 we completed an independent post-market clinical study for Quell. Results were positive with 81% of subjects reporting an improvement in their chronic pain and overall health, and 67% reporting a reduction in their use of pain medications while using Quell. This was directly relevant to Quell marketing and reinforced the need to continue to build the clinical foundation for Quell. We have underway several small-scale clinical studies to assess efficacy in key pain indications, reduction in prescription opioid use in cancer patients, back pain, and improvements in sleep, among others.

Research and development expenses were approximately $3.5 million and $4.4 million for 2017 and 2016, respectively.

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

In a study published last year in the Journal of Pain Research, 81% of subjects reported a general improvement in their chronic pain and 67% reported a reduction in pain medication use after 60 days of use of Quell. Additional study findings included decreased pain interference with sleep and walking ability. Four external studies have been carried out in 2017.

•
Quell TENS band for Chemotherapy-Induced Peripheral Neuropathy (CIPN), A Feasibility Study (University of Rochester Medical Center, University of Rochester, Rochester, NY). This open label study is designed to evaluate Quell efficacy, assessed by pain relief and continued device use, in subjects with CIPN. Preliminary results were presented at the American Pain Society meeting May 17-20, 2017, in Pittsburgh, PA. Among subjects completing the first 6 weeks of the study, 73% decided to continue using their Quell device. In addition, statistically significant reductions in pain, tingling, cramping and numbness were observed. A large-scale randomized sham-controlled study is planned in 2018 by the principal investigator at the University of Rochester.

•
Quell Opioid Reduction and Pain Relief in Patients with Cancer (Scripps Translational Science Institute, Scripps Health, San Diego, CA). This randomized sham-controlled study is designed to evaluate opioid use reduction in patients with various forms of cancer pain. The study is completed and preliminary results are expected in early 2018.

•
Efficacy of the Quell Wearable Device for Chronic Low Back Pain (Brigham and Women's Hospital, Harvard Medical School, Boston, MA). This randomized controlled study is designed to evaluate pain relief and quality of life improvements in subjects with low back pain using Quell compared to control subjects on standard therapy. The study is fully enrolled and data collection is near completion. Study results are expected in 2018.

•
Prospective Validation of Quell Sleep/Wake Classification and Periodic Leg Movement Detection (Massachusetts General Hospital, Harvard Medical School, Boston, MA). This study is designed to compare Quell sleep tracking to gold standard polysomnography. The study is fully enrolled and results are expected in early 2018.

In addition, results of internal studies based on data from Quell Health Cloud have been presented at two pain research conferences.

•
At the PAINWeek National Conference held September 5-9, 2017, in Las Vegas, NV, two scientific posters were presented.  Results of a poster titled “Ambulatory Stride Variability Measured by a Wearable Device is a Biomarker for Chronic Pain Severity” suggested that automatic Quell gait measurements are an objective biomarker for pain severity. In another poster titled “Self-Reported Weather Sensitivity Stratifies Subjects with Chronic Pain”, Quell users with and without self-reported weather sensitivity showed distinct demographic and clinical characteristics, indicating that subjects with self-reported weather sensitivity express a different chronic pain phenotype than those who report weather insensitivity.

•
At the 16th Annual Pain Medicine Meeting held November 16-18, 2017, in Orlando, FL, two scientific posters were presented. In a poster titled “Will People with Severe Chronic Pain Utilize Wearable Pain Relief Technology?”, analysis of results of demographic and clinical characteristics of Quell users suggested that older adults were as likely to adopt wearable and digital health technology as overall chronic pain sufferers. In another poster titled “Daily Utilization of Surface Neurostimulation is Associated with Reduced Pain Interference with Sleep, Activity and Mood in Subjects with Chronic Pain”, study results suggested that optimal reduction in pain intensity and pain interference with sleep, activity, and mood is most likely achieved with daily device use.

Competition

We believe there is no direct competition to our Quell wearable neuro-stimulation device for the treatment of chronic pain. The most common approach to chronic pain is pain medication. This includes over-the-counter drugs (such as Advil and Motrin), and prescription drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial.

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

High frequency nerve stimulation is an established treatment for chronic pain supported by numerous clinical studies demonstrating efficacy. In simplified outline, the mechanism of action involves intensive nerve stimulation to activate the body’s central pain inhibition system resulting in widespread analgesia, or pain relief. The nerve stimulation activates brainstem pain centers leading to the release of endogenous opioids that act primarily through the delta opioid receptor to reduce pain signal transmission through the central nervous system. This therapeutic approach is available through deep brain stimulation and through implantable spinal cord stimulation; however, both require surgery and have attendant risks. Non-invasive approaches to neuro-stimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient compliance. We believe that our clinical and market claims with respect to our wearable technology covering chronic pain and sleep, technical characteristics of high power and automation, and the digital health integration characteristics place Quell in a unique neuro-stimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation devices including widely marketed over-the-counter TENS such as Sanofi’s IcyHot SmartRelief, Omron PM3030 and Aleve Direct Therapy.

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

There are several companies that sell neurodiagnostic devices that compete with our ADVANCE System. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated. Natus Medical Incorporated has substantially greater financial resources than we do. Natus Medical Incorporated and Cadwell Laboratories, Inc. have established reputations as having effective worldwide distribution channels for medical instruments to neurologists and physical medicine and rehabilitation physicians.

Intellectual Property

We rely on a combination of patents, trademarks, copyrights, trade secrets, and other intellectual property laws, nondisclosure agreements and other measures to protect our proprietary technology, intellectual property rights, and know-how. We hold issued utility patents covering a number of important aspects of our Quell, SENSUS, DPNCheck and ADVANCE products. We believe that in order to have a competitive advantage, we must develop and maintain the proprietary aspects of our technologies. We also require our employees, consultants and advisors, whom we expect to work on our products, to agree to disclose and assign to us all inventions conceived, or developed using our property, or which relate to our business. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary.

Patents

As of December 31, 2017, we had 38 issued U.S. patents, six issued foreign patents, and 36 patent applications, including 26 U.S. applications, and 25 foreign applications. Our wearable therapeutic products have six issued U.S. utility patents, two issued foreign patents, and three issued U.S. design patents plus 37 utility and design patent applications. The foreign patents for wearable therapeutics have been assigned to GSK under the terms of the GSK Collaboration. For our DPNCheck diagnostic device, seven utility patents were issued that cover the core technology and there are six additional utility patent applications.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic products expired on the same date in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that will have patent terms extending beyond 2017.

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

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2018 Physicians Fee Schedule published by CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as are used with the DPNCheck device and the ADVANCE System.

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

We believe that our legacy SENSUS pain management therapeutic system is considered a durable medical equipment (DME) benefit and is reimbursed for chronic pain by Medicare and many commercial insurers under HCPCS code EO730 for the device and under HCPCS code A4595 for the consumable electrodes. These pre-existing codes apply to DME benefits employing transcutaneous electrical nerve stimulation equipment. We expect that Quell will generally not be reimbursed by third party payers in the near future.

We believe that the overall escalating cost of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services.

Our success in selling DPNCheck and ADVANCE will depend upon, among other things, our customers receiving, and our potential customers’ expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. See “Risk Factors,” “If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.”

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

Federal Trade Commission Regulatory Oversight

We are subject to Federal Trade Commission (“FTC”) regulatory oversight. Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market Quell in the future, or criminal prosecution.

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

Following launch of NC-stat in 1999, we experienced rapid revenue growth, which led to our initial public offering in 2004. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had always required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. The success of point-of-care nerve testing, a market which we created, was met with resistance in some sectors of the medical community, particularly by neurologists and physical medicine and rehabilitation physicians, both of which had traditionally provided nerve testing services. As a consequence of successful lobbying by these specialists, physicians using our technology experienced increased denials of coverage by third party payers resulting in their discontinuing usage and our difficulty in accruing new customer accounts. In late 2009 CMS included in the Physician Fee Schedule a new Category I CPT Code, CPT 95905, for nerve conduction studies performed using preconfigured electrode such as those employed with our products. During 2010 most Medicare fiscal intermediaries assumed coverage for CPT 95905 for at least some clinical indications; however, the health care environment was such that we were unable to secure broad coverage among private payers, which was essential to the success of our ADVANCE System product. This experience was reflected in our revenues for the legacy Neurodiagnostics business, which peaked in 2006 at $55.3 million. We reported revenue for our legacy Neurodiagnostics business of $1.5 million and $2.0 million in 2017 and 2016, respectively. We currently manage this business to optimize cash flow.

Employees

As of December 31, 2017, we had a total of 41 full time employees. Of these employees, ten were in research and development, 14 in sales and marketing, nine in production/distribution, and eight in general and administrative services. One employee holds both M.D. and Ph.D. degrees, one employee holds an M.D. degree and two additional employees hold Ph.D. degrees. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

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

We have incurred significant cumulative net losses since our inception. Our net losses for the years ended December 31, 2017 and 2016, were approximately $12.9 million and $14.9 million, respectively. At December 31, 2017, we had an accumulated deficit of $191.3 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain and our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to achieve the GSK Collaboration milestones or to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $4.0 million as of December 31, 2017. We believe that these resources, the $5.0 million received in January 2018 under the GSK Collaboration, future GSK Collaboration milestones and payments, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2018. However, the timing of GSK milestone achievement and the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses as we aim to successfully commercialize Quell and DPNCheck and the operations of our business and will be dependent on funding our operations through additional public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. These circumstances raise substantial doubt about our ability to continue as a going concern. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2017, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the year ended December 31, 2017 includes a going concern explanatory paragraph. Management’s plans include increasing revenue through the commercialization of Quell and DPNCheck. However, no assurance can be given at this time as to whether we will be able to achieve these objectives. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments and inquiries affecting our existing products and delays in the FDA approval process for products under development; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we may need to raise additional funds to support our future operating and capital needs in the fourth quarter of 2018. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on the commercialization within the United States of Quell, our over-the-counter, or OTC, wearable device for chronic pain. We cannot assure you that we will be successful in this field or that our current commercial product for peripheral neuropathy, DPNCheck, or the product candidates or product enhancements in our development pipeline, will be successful.

We are focused on the commercialization within the United States of Quell, our OTC wearable device for pain relief. Quell is based on our prescription product for pain relief, SENSUS. Quell has been on the market since June 2015 and we have shipped approximately 140,500 Quell devices since then. Additionally, DPNCheck, which was launched in 2011, is a quantitative nerve conduction test for systemic neuropathies, such as DPN. We also have other product candidates and product enhancements in our development pipeline. Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to create market demand for Quell through online marketing efforts, direct response television and other retail channels;

•	manufacturing issues with Quell or our other products;

•	inability to increase adoption of DPNCheck within the Medicare Advantage market;

•	unfavorable market response to our product in international markets;

•	regulatory inquiries or issues affecting our products;

•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;

•	changes to payor policies under the Patient Protection and Affordable Care Act;

•	unfavorable experiences by patients and physicians using Quell and our other products; and,

•	physicians’ or patients' reluctance to alter their existing practices and adopt the use of our devices.
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

We have recently entered into the GSK Collaboration, and our ability to work together with GSK to achieve the desired results of the collaboration is unproven.

In January 2018, we entered into an Asset Purchase Agreement with GSK, pursuant to which we agreed to sell to GSK our Quell technology for markets outside of the United States, including certain patents and related assets. We retain exclusive ownership of Quell technology in the U.S. market. We and GSK also entered into a Development and Services Agreement on January 12, 2018, pursuant to which we agreed to provide services related to the development, regulatory approval and commercialization of the Quell technology for markets outside of the U.S. We have agreed not to compete with GSK with respect to the development and commercialization of the Quell technology and device outside of the U.S. until the tenth anniversary of the date of termination or expiration without renewal of the Development and Services Agreement.

Pursuant to the Development and Services Agreement, GSK has agreed to make contingent payments of up to $21.5 million to us upon the occurrence of certain development and commercialization milestones, plus amounts for co-funded next-generation Quell development. As we have just recently entered into these agreements, we do not have a history of working together with GSK on which we can base the likelihood of success of this collaboration. If we are unable to achieve the anticipated milestones, we will not receive the anticipated contingent payments, and our business could be materially and adversely affected.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of our DPNCheck products by the medical community is unlikely to occur without a financial incentive from third-party payers for the use of these products. If health care providers are unable to obtain adequate reimbursement for procedures performed using these products, if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, and if DME suppliers are not adequately reimbursed for supplying our therapeutic products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly. Additionally, even if these products and procedures are adequately reimbursed by third-party payers today, adverse changes in payers future policies toward payment would harm our ability to market and sell our products. Third-party payers include those governmental programs such as Medicare and Medicaid, private health insurers, workers’ compensation programs and other organizations.

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

We also are subject to numerous post-marketing regulatory requirements, including the FDA’s quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products, labeling regulations, medical device reporting regulations and correction and removal reporting regulations. Our failure or the failure by any manufacturer of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA. FDA enforcement actions relating to post-marketing regulatory requirements or other issues may include any of the following:

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

Also, from time to time, legislation is introduced into Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of medical devices. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be. The FDA has publicly stated that it is reevaluating its longstanding 510(k) review program. It is not clear when, the program will be modified and what effect the modified review process will have on our ability to bring our product candidates to market.

We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on third-party manufacturers to manufacture components of our Quell, DPNCheck and SENSUS systems, and to fully manufacture devices for the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Johnson Medtech, LLC. for the manufacture of the ADVANCE electrodes for nerve conduction testing. Katecho, Inc. manufactures biosensors for use with our DPNCheck devices and manufactures electrodes for Quell and SENSUS, and Sunburst EMS, Inc. manufactures electronic boards and other components of our Quell, DPNCheck and SENSUS products which we assemble at our Massachusetts facility to produce completed devices. Moreover, due to the recent commercialization of Quell and the limited amount of our sales to date we do not have long-standing relationships with our manufacturers, other than Katecho, Inc., and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us.

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

In order for us to successfully expand our business, our contract manufacturers must be able to provide us with substantial quantities of components of our products in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our manufacturers to deliver products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

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

We are subject to Federal Trade Commission regulatory oversight. Exercise of this regulatory oversight could lead to an outcome which would constrain our marketing of Quell, cause us to incur significant costs and penalties, and adversely affect our financial results.

Under the Federal Trade Commission Act (“FTC Act”), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market Quell in the future, or criminal prosecution.

In 2017, we received a Civil Investigative Demand (“CID”) from the FTC. The CID requests information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. We are in the process of producing documents and information in response to the CID. To our knowledge, no complaint has been filed against us; however, no assurance can be given as to the timing or outcome of the investigation.

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
Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that will have patent terms extending beyond 2017. We may not be able to protect our patent rights effectively in some foreign countries. For a variety of reasons, we may decide not to file for patent protection in the United States or in particular foreign countries. Our patent rights underlying our products may not be adequate, and our competitors or customers may design around our proprietary technologies or independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our patent rights. In addition, the patents licensed or issued to us may not provide a competitive advantage. If any of these events were to occur, our ability to compete in the market would be harmed.

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

Substantial litigation over intellectual property rights exists in the medical device industry. We expect that our products could be increasingly subject to third-party infringement claims as the number of competitors grows and the functionality of products and technology in different industry segments overlap. Third parties may currently have, or may eventually be issued, patents on which our products or technologies may infringe. Any of these third parties might make a claim of infringement against us. Any litigation regardless of its impact would likely result in the expenditure of significant financial resources and the diversion of management’s time and resources. In addition, litigation in which we are accused of infringement may cause negative publicity, adversely impact prospective customers, cause product shipment delays or require us to develop non-

infringing technology, make substantial payments to third parties, or enter into royalty or license agreements, which may not be available on acceptable terms, or at all. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our revenues may decrease substantially and we could be exposed to significant liability.

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

We are a small company with 41 employees as of December 31, 2017, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, may be affected by our ability to:

•	properly identify customer needs;

•	prove feasibility of new products in a timely manner;

•	educate physicians about the use of new products and procedures;

•	comply with internal quality assurance systems and processes timely and efficiently;

•	comply with regulatory requirements relating to our products, and limit the timing and cost of obtaining required regulatory approvals or clearances;

•	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;

•	price new products competitively;

•	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacture of the products; and

•	meet our product development plan and launch timelines.
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
As we develop the market for wearable technology for chronic pain, we will be faced with competition from other companies that decide and are able to enter the market as well as competition from other forms of treatment for chronic pain. Some or all of our future competitors in the diagnostic nerve testing market and the consumer market for pain relief may enjoy competitive advantages such as those described above. If we are unable to compete effectively against existing and future competitors, our sales will decline and our business will be harmed.

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

As we expand into foreign markets with respect to products other than Quell, we will be affected by new business risks that may adversely impact our financial condition or results of operations.

Foreign markets represented approximately 7% and 12% of our revenues in 2017 and 2016, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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
If we are successful in introducing our products other than Quell into foreign markets, we will be affected by these additional business risks, which may adversely impact our financial condition or results of operations. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources. Our efforts to introduce our products other than Quell into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit.

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
In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We have not borrowed any funds under this agreement; however, as of February 8, 2018, $0.2 million of the amounts available under the agreement are restricted to support letters of credit issued in favor of our landlords.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. We sold shares of convertible preferred stock and warrants on several occasions, including July 2017, January 2017 and June 2016, and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2017, our stock price has fluctuated from a low of $1.45 to a high of $18.88, as adjusted for stock splits during that time. The market price for our common stock will be affected by a number of factors, including:

•	the effectiveness of the GSK Collaboration announced in January 2018, particularly the achievement of development and commercialization milestones;

•	the denial or delay of regulatory clearances or approvals for our products under development or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development and commercialization milestones and to do so in accordance with our timing estimates;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	changes in government regulations and standards affecting the medical device industry and our products;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	regulatory inquiries or developments affecting our products;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;

•	decreases in market valuations of medical device companies; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

There can be no assurance that we will be able to comply with the continued listing standard of The Nasdaq Capital Market.

We cannot assure you that we will be able to comply with the standards that we are required to meet in order to maintain a listing of our common stock on the Nasdaq Capital Market. On February 2, 2017, we received a notice from the Listing Qualifications Department of the Nasdaq Stock Market indicating that, for the preceding 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that pursuant to Nasdaq Listing Rule 5810(c)(3)(A) the Company would be afforded 180 calendar days, or until August 1, 2017, to regain compliance with the minimum bid price requirement.

We regained compliance with this requirement on May 25, 2017, after implementing a reverse split of our common stock. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

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
.

Anti-takeover provisions in our organizational documents and Delaware law, and the shareholder rights plan that we adopted in 2007, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

We do not intend to pay cash dividends.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, the terms of our credit facility preclude us from paying any dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of potential gain for the foreseeable future.

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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NURO”. The price range per share reflected in the table below is the high and low sales prices of our common stock as reported by Nasdaq (rounded to the nearest penny) for the periods presented and has been adjusted to reflect a 1-for-8 reverse stock split of our common stock completed on May 11, 2017.

	Years ended December 31,
	2017		2016
	High	Low	High	Low
First quarter	$7.20	$4.64	$18.80	$10.80
Second quarter	5.84	2.65	18.88	12.08
Third quarter	2.86	1.66	14.40	10.88
Fourth quarter	2.83	1.45	12.80	4.80

Stockholders

On February 2, 2018, there were approximately 65 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 2, 2018, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $1.51.

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

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item may be found on pages F-1 through F-22 of this Annual Report on Form 10-K.

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

Quell, our OTC wearable device for pain relief, was made commercially available in the United States during the second quarter of 2015. Following commercial launch through the end of 2017, approximately 140,500 Quell devices plus electrodes and accessories were shipped to consumers. Quell utilizes our patented 100% drug-free neuro-stimulation technology to provide relief from chronic intractable pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the "FDA") for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Target, CVS, Best Buy, Bed Bath and Beyond and others, and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness.

DPNCheck, our diagnostic test for peripheral neuropathies, was made commercially available in the fourth quarter of 2011. DPNCheck revenues for 2017 and 2016 were approximately $3.1 million and $2.5 million, respectively. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. We believe that attractive opportunities exist outside the United States, including Japan where DPNCheck is marketed by our distribution partner Fukuda Denshi; in China where we initiated sales in 2017 via OMRON Beijing Ltd.; and in Mexico where DPNCheck is marketed by Scienta Farma.

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active customer accounts and distributors that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our more recently developed products, Quell, SENSUS and DPNCheck, conform to this model. Other products in our development pipeline are based on the device plus consumables business model.

Results of Operations

Comparison of Years Ended December 31, 2017 and December 31, 2016

Revenues

The following table summarizes our revenues:

	Years Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Revenues	$17,092.3	$12,027.5	$5,064.8	42.1%

During 2017 total revenues increased by approximately $5.1 million, or 42.1%, from 2016.

Quell revenues were approximately $12.4 million and $7.4 million in 2017 and 2016, respectively. This increase of approximately $5.0 million was the largest contributor to overall revenue growth.

During 2017, 80,930 Quell devices and 121,402 electrode reorder packages were shipped to Quell customers. In the comparative period of 2016, we shipped 45,726 Quell devices and 52,658 electrode reorder packages.

In 2017, DPNCheck revenue of approximately $3.1 million reflected sales of 647 DPNCheck devices plus 189,050 biosensors. This compared with approximately $2.5 million in revenue in 2016 reflecting sales of 630 DPNCheck devices and 188,925 biosensors.

ADVANCE neurodiagnostic products contributed approximately $1.5 million in revenue for 2017, as compared to approximately $2.0 million in 2016. SENSUS, our prescription wearable device for chronic pain had revenues of approximately $0.1 million in 2017 and 2016.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Years Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Cost of revenues	$10,235.5	$7,113.0	$3,122.5	43.9%
Gross profit	$6,856.8	$4,914.5	$1,942.3	39.5%

Our cost of revenues increased to approximately $10.2 million in 2017, compared to approximately $7.1 million in 2016, primarily due to the increase in orders and shipment volumes during the comparable periods. Gross margin decreased to 40.1% in 2017 compared to 40.9% in 2016. The contraction in gross margin conforms to the early stages of our plan for building a business with a high level of recurring revenue from an installed product base of medical devices. It reflects two factors: growing Quell sales which are heavily weighted toward lower margin devices rather than higher margin electrodes, and operating costs of our new manufacturing facility. As we build our installed base of Quell users we expect growth in recurring electrode sales at higher margins. Also, we expect continued growth in Quell sales to improve manufacturing cost absorption, contributing to future margin gains.

Operating Expenses

The following table summarizes our operating expenses:

	Years Ended December 31,
	2017	2016	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,497.6	$4,394.4	$(896.8)	(20.4)%
Sales and marketing	10,751.9	10,855.4	(103.5)	(1.0)%
General and administrative	5,689.9	4,872.7	817.2	16.8%
Total operating expenses	$19,939.4	$20,122.5	$(183.1)	(0.9)%

Research and Development

Research and development expenses for 2017 and 2016 were approximately $3.5 million and $4.4 million, respectively. The decrease of approximately $0.9 million primarily related to decreased spending of $1.2 million in consulting fees used to develop the next product generation of Quell.

Sales and Marketing

Sales and marketing expenses decreased to approximately $10.8 million in 2017 from approximately $10.9 million in 2016. The approximately 0.1 million decrease in spending was primarily attributable to a reduction of approximately $0.5 million in personnel, travel and trade show expenses partially offset by an approximately $0.5 million increase in TV advertising, on-line advertising and paid search.

General and Administrative

General and administrative expenses increased by approximately $0.8 million to $5.7 million in 2017 compared to $4.9 million in the prior year. The increase was primarily due to banking and legal related professional fees which increased by approximately $0.8 million.

Interest Income

Interest income was approximately $14,900 and $19,100 during 2017 and 2016, respectively. Interest income was earned from investments in cash equivalents.

Change in fair value of warrant liability

The change in fair value of warrant liability was $0.2 million and $0.3 million during 2017 and 2016, respectively. The lower 2017 change in valuation primarily reflects the effects of the Q3 2017 financing exchange of warrant liability for Series F Preferred Stock of $40,772 (See “Liquidity and Capital Resources”). During 2017, we repurchased and retired all outstanding liability classified warrants.

Net loss per common share applicable to common stockholders, basic and diluted

The net loss per common share applicable to common stockholders, basic and diluted, was $11.60 and $58.21 for 2017 and 2016, respectively.

Net loss per common share applicable to common stockholders in 2017 of $11.60 reflected a deemed dividend attributable to preferred stockholders of $4.0 million, or $2.38 per share, related to our Q1 2017 equity offering; a deemed dividend attributable to preferred stockholders of $2.8 million, or $1.66 per share, related to our Q3 2017 equity offering; and our 2017 net loss reported in our Statement of Operations of $12.9 million, or $7.56 per share. Per share amounts are calculated using 1,701,481 weighted average shares outstanding in 2017.

Net loss per common share applicable to common stockholders in 2016 of $58.21 reflected a deemed dividend attributable to preferred stockholders of $19.8 million, or $33.24 per share, related to our June 2016 equity offering; and our 2016 net loss reported in our Statement of Operations of $14.9 million, or $24.97 per share. Per share amounts are calculated using 597,130 weighted average shares outstanding in 2016.

Liquidity and Capital Resources

Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2017, cash and cash equivalents totaled $4.0 million. Our ability to generate revenue to fund our operations will largely depend on the success of our wearable therapeutic products for chronic pain and our diagnostic products for neuropathy. A low level of market interest in Quell or DPNCheck, an accelerated decline in our neurodiagnostics consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash generated from operations. The following table sets forth information relating to our cash and cash equivalents:

	December 31, 2017	December 31, 2016	Change	% Change
	(in thousands)
Cash and cash equivalents	$4,043.7	$3,949.1	$94.6	2.4%

During 2017 our cash and cash equivalents remained essentially unchanged from 2016 reflecting the net proceeds of $12.9 million provided by our 2017 equity offerings, offset by $12.7 million of net cash used in operations and $0.2 million used in investing activities.

In the third quarter of 2017, we completed a private equity offering providing for the issuance of 7,000 shares of Series F convertible preferred stock at a price of $1,000 per share and resetting the conversion price of 14,052.93 shares of Series D convertible preferred stock and 7,000 shares of Series E convertible preferred stock to $2.63 per share. This offering resulted in approximately $6.6 million in net proceeds after deducting fees and expenses.

In the first quarter of 2017, we completed a private equity offering providing for the issuance of i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,250,000 shares of Common Stock at an exercise price of $5.60 per share. The offerings resulted in approximately $6.3 million in net proceeds after deducting fees and expenses.

The Company is party to a Loan and Security Agreement, or the credit facility, with a bank. As of December 31, 2017 the credit facility permitted the Company to borrow up to $2.5 million on a revolving basis. The credit facility was subsequently amended, most recently on January 17, 2018, and extended until January 15, 2019. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The credit facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2017, the Company was in compliance with these covenants and had not borrowed any funds under the credit facility. However, $0.2 million of the amount under the credit facility is restricted to support letters of credit issued in favor of our facilities landlords. Consequently, the amount available for borrowing under the credit facility as of December 31, 2017 was approximately $2.3 million.

In managing working capital, we focus on two important financial measurements as presented below:

	Years Ended December 31,
	2017	2016
Days sales outstanding (days)	19	23
Inventory turnover rate (times per year)	7.8	6.1

Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 120 days from invoice date. Both days sales outstanding and inventory turnover improved during 2017.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(12,652.4)	$(15,080.3)
Net cash used in investing activities	(163.1)	(100.5)
Net cash provided by financing activities	12,910.0	6,667.0

Our operating activities used approximately $12.7 million for the year ended December 31, 2017 primarily attributable to our net loss of $12.9 million. This loss included non-cash credits of approximately $0.2 million for revaluing outstanding warrants at fair value. In addition, operating activities included increases in accrued expenses of $0.6 million and accrued compensation of $0.5 million, partially offset by increases in prepaid and other current assets of $0.9 million.

During the year ended December 31, 2017, our investing activities reflected $0.2 million spent for the acquisition of fixed assets, primarily related to production system upgrades.

We held cash and cash equivalents of $4.0 million as of December 31, 2017. Under the terms of the GSK Collaboration entered in January 2018, we received payment of $5.0 million, the agreement by GSK to make contingent payments of up to $21.5 million upon the achievement of certain development and commercialization milestones, plus the amounts for co-funded next generation Quell development during an initial period of 2018 through 2020. We believe that these resources and the cash to be generated from expected product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2018. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we may need to raise additional funds to support our operating and capital needs in the fourth quarter of 2018. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

At December 31, 2017, the Company has federal and state net operating loss carryforwards ("NOL") of approximately $145.2 million and $51.6 million, respectively, as well as federal and state tax credits of approximately $1.5 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes theron. The federal NOL's begin to expire in 2019 and the state NOL's begin to expire in 2018. The federal and state R&D credits both begin to expire in 2018. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2017, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2017 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Payments due in
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$2,167,173	$573,421	$1,024,811	$568,941	$—
Purchase order obligations	4,218,229	4,218,229	—	—	—
Total contractual obligations	$6,385,402	$4,791,650	$1,024,811	$568,941	$—

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

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write down inventory to its net realizable value for excess or obsolete inventory. The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition, and changes in technology. Our consumables have an eighteen to twenty-four month shelf life. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-9 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the Company is still in the process of completing its evaluation of the standard, it believes the most significant impact will be related to the timing of recognition of sales to certain consumer retail distributors. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue under the sell-through model, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor resulting in earlier recognition of revenues. The Company expects to adopt ASU 2014-09, using the full retrospective method, upon its effective date of January

1, 2018. The Company anticipates the impact of adoption will be a credit to accumulated deficit of approximately $0.3 million as of January 1, 2018.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-22 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 5, 2018, we entered into Amendment No. 10 to our Shareholder Rights Agreement (“Amendment No. 10”) with American Stock Transfer & Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 10 extends the term of the Shareholder Rights Agreement by an additional year. The foregoing description of Amendment No. 10 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 10, a copy of which is set forth as Exhibit 4.2.10 to this Annual Report on Form 10-K and is incorporated herein by reference

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of December 31, 2017:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	53	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	66	Senior Vice President, Chief Financial Officer and Treasurer
Francis X. McGillin	57	Senior Vice President and Chief Commercial Officer
David E. Goodman, M.D.(1)(2)	61	Director
Nancy E. Katz(1)	58	Director
Timothy R. Surgenor(1)(3)	58	Director
David Van Avermaete	66	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

David E. Goodman, M.D., M.S.E. has served as a member of our Board of Directors since June 2004. Since 2013, Dr. Goodman has served as CEO of FeetFirst, a technology-focused healthcare services company he co-founded that is committed to preventing the devastating and expensive microvascular complications of diabetes. From 2014 – 2016, Dr. Goodman served as a director of Xtant Medical (OTC QX: BONE), a comprehensive supplier of orthopedic and spine surgery products. From 2012 – 2015, Dr. Goodman served as CMO of FirstVitals, a healthcare services company focused on wellness and prevention. Since 2011, Dr. Goodman has also served as an independent consultant. During 2010, Dr. Goodman served as President and Chief Executive Officer of SEDline, Inc., a research-focused company with the mission to expand the scope and applications for neuromonitoring. From 2008 to 2009, Dr. Goodman served as Executive Vice President of Business Development for Masimo Corporation, a manufacturer of non-invasive patient monitors. From 2006 to 2008, Dr. Goodman served as an independent consultant providing product design, regulatory and analytical consulting services to medical device and biopharmaceutical companies and also served in this capacity from 2003 to 2004 and from 2001 to 2002. From 2005 to 2006, Dr. Goodman served as President and Chief Executive Officer of BaroSense, Inc., a medical device company focused on developing minimally invasive devices for the long-term treatment of obesity. From 2004 to 2005, Dr. Goodman served as President and Chief Executive Officer of Interventional Therapeutic Solutions, Inc., an implantable drug delivery systems company. From 2002 to 2003, Dr. Goodman served as Chairman, President and Chief Executive Officer of Pherin Pharmaceuticals, a pharmaceutical discovery and development company. From 1994 to 2001, Dr. Goodman held various positions, including Chief Executive Officer, Chief Medical Officer and director, for LifeMasters Supported SelfCare, Inc., a disease management services company that Dr. Goodman founded. Dr. Goodman also served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools from 2011 until its acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Goodman holds 22 issued and pending patents and is a practicing physician with licenses in California and Hawaii. The Board has concluded that Dr. Goodman should serve as a director because Dr. Goodman’s medical and engineering background and his many years of executive experience in the medical device industry provide important experience and expertise to the Board.

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

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class II, Class III and Class I directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2018, 2019, and 2020, respectively. Currently:

•	our Class I director is Timothy R. Surgenor;

•	our Class II directors are Shai N. Gozani, M.D., Ph.D. and David Van Avermaete; and

•	our Class III directors are David E. Goodman, M.D. and Nancy E. Katz.
Our Board of Directors has determined that Dr. Goodman, Mr. Surgenor, Ms. Katz, and Mr. Van Avermaete are independent directors for purposes of the corporate governance rules contained in the Nasdaq Marketplace Rules, or the Nasdaq rules.

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held six meetings during 2017.

Procedures by which Stockholders May Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2017 annual meeting of stockholders by which stockholders may nominate directors.

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

ITEM 11. Executive Compensation

Directors’ Compensation

As of December 31, 2017, the non-employee members of our Board of Directors were entitled to receive annual cash compensation in the amount of $15,000 for service as a member of our Board of Directors, which is paid following each annual meeting of our stockholders. In addition, these non-employee directors were entitled to receive $2,000 for each board or committee meeting that they attend, provided that they are not entitled to additional compensation for attending committee meetings that occur on the same day as a board meeting which they attend. This cash compensation is in addition to any stock options or other equity compensation that we determine to grant to our directors. Dr. Gozani, the only member of our Board of Directors who is also an employee, is not separately compensated for his service on our Board of Directors.

In addition to the compensation described above, we reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or any committees thereof.

The following table shows compensation information with respect to services rendered to us in all capacities during the fiscal year ended December 31, 2017 for each non-employee member of the Board of Directors.

Director Compensation Table — 2017

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
David E. Goodman, M.D.(2)	45,000	1,130	46,130
Nancy E. Katz(3)	45,000	1,130	46,130
Timothy R. Surgenor(4)	50,000	1,130	51,130
David Van Avermaete(5)	33,000	1,130	34,130

(1)	These amounts represent the aggregate grant date fair value for 1,000 stock options granted to each director during fiscal year 2017.

(2)	As of December 31, 2017, Dr. Goodman held options to purchase 1,971 shares of common stock, 428 of which were vested.

(3)	As of December 31, 2017, Ms. Katz held options to purchase 1,971 shares of common stock, 428 of which were vested.

(4)	As of December 31, 2017, Mr. Surgenor held options to purchase 1,971 shares of common stock, 428 of which were vested.

(5)	As of December 31, 2017, Mr. Van Avermaete held options to purchase 2,252 shares of common stock, 709 of which were vested.

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2017 and 2016 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2017 and were serving as executive officers as of such date (we refer to these individuals as the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Shai N. Gozani, M.D. Ph.D. Chairman of the Board, Chief Executive Officer, President and Secretary	2017	415,000	194,531	—	—	609,531
	2016	415,000	—	170,091	—	585,091
Thomas T. Higgins Senior Vice President, Chief Financial Officer and Treasurer	2017	325,000	121,875	—	—	446,875
	2016	325,000	—	85,045	—	410,045
Frank McGillin Senior Vice President, Chief Commercial Officer	2017	325,000	97,500	—	—	422,500
	2016	325,000	—	85,045	—	410,045

(1)
These amounts include the aggregate grant date fair value for option awards granted during fiscal years 2017 and 2016 computed in accordance with FASB ASC Topic 718. The amount of each grant is set forth below under “Discussion of Summary Compensation Table — Long-Term Incentive Compensation.” A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Discussion of Summary Compensation Table

The compensation paid to the named executive officers may include salary, cash incentive compensation, and equity incentive compensation. The terms of employment agreements that we have entered into with our named executive officers are described below under “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

Cash Compensation

We pay our executive officers a base salary which we review and determine annually. As of December 31, 2017, base salaries for our executive officers are Dr. Gozani — $415,000, Mr. Higgins — $325,000, and Mr. McGillin — $325,000.

Bonus Payments

Each executive officer has an annual bonus target which is expressed as a percentage of base salary. For 2017, executive officer bonus targets as a percentage of base salary were as follows: Dr. Gozani — 62.5%; Mr. Higgins — 50%; and Mr. McGillin — 40%.

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

The management pool metrics for 2017 encompassed targets for new equity funding, strategic collaboration, sales revenue, and product development.

Long-Term Incentive Compensation

We grant long-term equity incentive awards in the form of stock options and restricted shares to executives as part of our total compensation package. During 2017 there were no equity grants to the executive officers. The Compensation Committee awarded in August 2016 the following equity grants comprised of stock options, to our named executive officers under our 2004 Stock Plan in the following amounts: Dr. Gozani — 25,000 options; Mr. Higgins — 12,500 options; and Mr. McGillin — 12,500 options.

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

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to our named executive officers concerning the outstanding equity awards as of December 31, 2017.

	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Shai N. Gozani, M.D., Ph.D.	7,813	17,187	(1)	11.76	8/22/2026
Thomas T. Higgins	3,907	8,593	(2)	11.76	8/22/2026
Frank McGillin	3,907	8,593	(2)	11.76	8/22/2026

(1)
Reflects the unexercised portion of a stock option for 25,000 shares of common stock that was granted on August 22, 2016. The option vests 25% on the first anniversary of the vesting start date and then 1/16th each quarter thereafter until fully vested.

(2)
Reflects the unexercised portion of a stock option for 12,500 shares of common stock that was granted on August 22, 2016. The option vests 25% on the first anniversary of the vesting start date and then 1/16th each quarter thereafter until fully vested

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Shai N. Gozani, M.D., Ph.D.

We entered into an employment agreement with Dr. Gozani, effective as of June 21, 2004 and amended on December 31, 2008. Under the terms of the employment agreement, Dr. Gozani is to be paid an annual base salary determined by the Compensation Committee. Dr. Gozani’s salary for 2017 was $415,000. Dr. Gozani is also eligible to receive an annual cash performance bonus of up to 62.5% of his annual salary if certain performance objectives, determined by Dr. Gozani and our Compensation Committee, are met.
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

Thomas T. Higgins

We entered an Employment Agreement with Mr. Higgins on October 27, 2014 which provides for our employment of Mr. Higgins as our Senior Vice President, Chief Financial Officer and Treasurer at an annual salary of $325,000, subject to periodic review and adjustment at our discretion. Under the Employment Agreement, Mr. Higgins is also eligible to receive an annual performance bonus, payable in cash or stock, of up to 50% of his annual salary. Under the terms of the Employment Agreement, if (1) we terminate Mr. Higgins for cause or if he resigns for other than good reason, Mr. Higgins will not be entitled to any separation benefits; (2) we terminate Mr. Higgins’ employment without cause other than within 6 months prior to or 12 months following a change in control of the company or Mr. Higgins resigns for good reason, he will be entitled to receive separation benefits equal to his base salary, target bonus amount and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. Higgins’ employment within 6 months prior to or 12 months following a change in control of the company or Mr. Higgins resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. Higgins dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants. In connection with the Employment Agreement, Mr. Higgins executed a Confidentiality & Non-Compete Agreement with the Company.

Frank McGillin

We entered an Employment Agreement with Mr. McGillin on August 14, 2014 in connection with his joining the Company which provides for our employment of Mr. McGillin as our Senior Vice President and Chief Commercial Officer at an annual salary of $325,000, subject to periodic review and adjustment at our discretion. Under the Employment Agreement, Mr. McGillin is also eligible to receive an annual performance bonus, payable in cash or stock, of up to 40% of his annual salary. Under the terms of the Employment Agreement, if (1) we terminate Mr. McGillin for cause or if he resigns for other than good reason, Mr. McGillin will not be entitled to any separation benefits; (2) we terminate Mr. McGillin’s employment without cause other than within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to receive separation benefits equal to his base salary, target bonus amount and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. McGillin’s employment within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. McGillin dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants. In connection with the Employment Agreement, Mr. McGillin executed a Confidentiality & Non-Compete Agreement with the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of February 2, 2018, except as noted below, of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to beneficially own more than five percent of our common stock.
The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after February 2, 2018, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after February 2, 2018. Each stockholder’s percentage ownership is based on 7,141,940 shares of our common stock outstanding as of February 2, 2018, plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after February 2, 2018.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Options(2)	Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	61,196	84,376	145,572	2.0%
Thomas T. Higgins	27,463	42,189	69,652	1.0%
Francis X. McGillin	4,735	42,189	46,924	*
David E. Goodman, M.D.	26	447	473	*
Timothy R. Surgenor	229	447	676	*
Nancy E. Katz	26	447	473	*
David Van Avermaete	—	728	728	*
All Current Directors and Executive Officers as a group (7 persons)	93,675	170,823	264,498	3.6%

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Preferred Stock(3)	Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Sabby Management, LLC(3)	—	792,667	792,667	9.99%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 1000 Winter Street, Waltham, Massachusetts 02451.

(2)	Includes all options that are exercisable on or within 60 days from February 2, 2018 by the beneficial owner, except as otherwise noted.

(3)
Reflects shares of common stock issuable upon the conversion of preferred stock beneficially owned by Sabby Healthcare Master Fund, Ltd. ("SHMF") and Sabby Volatility Warrant Master Fund ("SVWMF"). The amount does not include 59,307 shares of common stock issuable upon the exercise of warrants issued to SHMF and SVWMF in 2015 and an aggregate of 5,790,460 shares of common stock issuable upon the conversion of 14,052.93 shares of Series D convertible preferred stock and 3,260.70 shares of Series E convertible preferred stock issued to SHMF and SVWMF. All convertible preferred stock held by SHMF and SVWMF is subject to a 9.99% beneficial ownership limitation. Sabby Management, LLC and Hal Mintz do not directly own shares of common stock, but are deemed to have beneficial ownership over these shares of common stock because Sabby Management, LLC is the investment manager for both SHMF and SVWMF and Hal Mintz is the manager of Sabby Management, LLC. The address for the reporting persons is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2017 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2017

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	80,537	$19.32	618,305 (2)
Equity compensation plans not approved by security holders(3)	—	—	12,500
Totals	80,537	$19.32	630,805

(1)
Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Ninth Amended and Restated 2004 Stock Option and Incentive Plan, and Third Amended and Restated 2010 Employee Stock Purchase Plan.

(2)
As of December 31, 2017, there were 618,247 shares available for future grant under the Ninth Amended and Restated 2004 Stock Option and Incentive Plan and 58 shares available under the Third Amended and Restated 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.

(3)
Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Except as otherwise set forth below, we did not engage in any related person transactions during the years ended December 31, 2017 and December 31, 2016. Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest.

Private Offering of Convertible Preferred Stock; exchange of Warrants for Convertible Preferred Stock;

In the third quarter of 2017, we completed a private equity offering, or the Q3 2017 Offering, with entities affiliated with Sabby Management, LLC and its affiliates, or Sabby, a principal stockholder, providing for the issuance of (i) 7,000 shares of Series F convertible preferred stock at a price of $1,000 per share and (ii) 3,621 shares of Series F Preferred Stock in exchange for the repurchase and retirement of 4,184,483 warrants to purchase common stock valued by an independent party at $3,622,219. The Q3 2017 Offering also reset the conversion price of 14,052.93 shares of Series D convertible preferred stock and 7,000 shares of Series E convertible preferred stock that were held by Sabby to $2.63 per share. The Q3 2017 Offering resulted in gross proceeds of $7.0 million, and after deducting fees and expenses, net proceeds were $6.6 million. Each share of Series F convertible preferred stock has a stated value of $1,000 and is convertible, at any time at the option of the holder thereof, into a number of shares of our common stock determined by dividing the stated value by the initial conversion price of $2.63, subject to a 4.99% beneficial ownership limitation.

Private Offering of Convertible Preferred Stock and Warrants;

In the first quarter of 2017, we completed a private equity offering, or the Q1 2017 Offering, with Sabby, providing for the issuance of (i) 7,000 shares of Series E convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 1,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $5.60 per share. As a part of this offering, the Company reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by Sabby to $5.60 per share, and (ii) the exercise price of warrants to purchase up to 2,934,484 shares of Common Stock that were held by Sabby to $5.60 per share. The Q1 2017 Offering resulted in gross proceeds of $7.0 million, and after deducting fees and expenses, net proceeds were $6.3 million. Each share of Series E convertible preferred stock has a stated value of $1,000 and is convertible, at any time at the option of the holder thereof, into a number of shares of our common stock determined by dividing the stated value by the adjusted conversion price of $2.63, subject to a 4.99% beneficial ownership limitation.

Private Offering of Convertible Preferred Stock and Warrants; Repurchase of Series C Convertible Preferred Stock

In June 2016, we completed a private equity offering, or the 2016 June Offering, with entities affiliated with Sabby, a principal stockholder, providing for the issuance of (i) 21,300 shares of Series D convertible preferred stock at a price of $1,000 per share, and (ii) warrants to purchase up to 1,475,069 shares of our common stock at an exercise price of $13.52 per share. As a part of this offering, the Company redeemed 13,800 shares of Series C convertible preferred stock issued in a December 2015 offering that were held by Sabby. The June 2016 Offering resulted in proceeds of $7.5 million. After fees and expenses, net proceeds of the June 2016 Offering were $6.7 million. Each share of Series D convertible preferred stock has a stated value of $1,000 and is convertible, at any time at the option of the holder thereof, into a number of shares of our common stock determined by dividing the stated value by the adjusted conversion price of $2.63, subject to a 4.99% beneficial ownership limitation.

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by Moody, Famiglietti, & Andronico, LLP for the year ended December 31, 2017 are as follows:

Audit Fees

The audit fees for Moody, Famiglietti, & Andronico, LLP for professional services rendered for the 2017 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents, and review of documents filed with the SEC totaled $107,600, of which $54,800 was billed in 2017 and $52,800 was billed in 2018.

Audit-Related Fees

There were no audit-related fees for Moody, Famiglietti, & Andronico, LLP in 2017.

All Other Fees

There were no other fees for Moody, Famiglietti, & Andronico, LLP in 2017.

Tax Fees

There were no tax fees for Moody, Famiglietti, & Andronico, LLP in 2017.

Aggregate fees for professional services rendered by our prior audit firm PricewaterhouseCoopers LLP for the years ended December 31, 2017 and 2016 are as follows:

Audit Fees

The audit fees for PricewaterhouseCoopers LLP for professional services rendered in 2017 for issuance of consents and review of documents filed with the SEC totaled $80,500, of which $45,500 was billed in 2017 and $35,000 was billed in 2018.

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

Audit-Related Fees

There were no audit-related fees for PricewaterhouseCoopers LLP in 2016.

All Other Fees

Fees for PricewaterhouseCoopers LLP for services other than audit-related services were $1,800 for 2017 and 2016, for a software subscription used to review accounting literature.

Tax Fees

There were no tax fees for PricewaterhouseCoopers LLP in 2016.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by Moody, Famiglietti, & Andronico, LLP and PricewaterhouseCoopers LLP during the 2017 and 2016 fiscal years.

PART IV
ITEM 15. Exhibits and Financial Statement Schedule

(a)  1. Financial Statements
The financial statements are listed in the accompanying index to financial statements on page F-1.
2. Financial Statement Schedule
The financial statement schedule is listed in the accompanying index to financial statements on page F-1. Other financial statement schedules required under this Item and Item 8 are omitted because they are not applicable or the required information is shown in the financial statements or the footnotes thereto.
3. Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/2015	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/2016	001-33351
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.		S-8 (Exhibit 4.2)	8/9/2004	333-118059
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	9/17/2007	001-33351
4.1	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/2009	001-33351
4.2.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/2013	001-33351
4.2.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/2014	001-33351
4.2.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.2.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/2015	001-33351
4.2.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/2016	001-33351
4.2.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/2016	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.2.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.2.10	Amendment No. 9 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	7/11/2017	001-33351
4.2.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	X
4.3.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/2012	333-178165
4.3.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/2012	333-178165
4.4	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/2013	001-33351
4.5	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/2014	001-33351
4.6.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/2015	333-188133
4.6.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/2015	333-188133
4.7	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/2015	001-33351
4.8	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/2015	001-33351
4.9	Form of Common Stock Purchase Warrant (June 2016)		8-K (Exhibit 4.1)	6/3/2016	001-33351
4.10	Form of Common Stock Purchase Warrant (December 2016)		8-K (Exhibit 4.1)	12/29/2016	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/2014	011-33351
Credit Facilities, Loan and Equity Agreements
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010		10-Q (Exhibit 10.1)	5/14/2010	001-33351
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011		8-K (Exhibit 10.1)	3/3/2011	001-33351
10.2.3	Fifth Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated January 31, 2014		10-Q (Exhibit 10.1)	4/24/2014	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.2.4	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015		10-Q (Exhibit 10.1)	4/24/2015	001-33351
10.2.5	Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016		10-K (Exhibit 10.2.5)	2/12/2016	001-33351
10.2.6	Eighth Modification to Loan and Security Agreement with Comerica Bank, dated December 27, 2016		10-K (Exhibit 10.2.6)	2/9/2017	001-33351
10.2.7	Ninth Modification to Loan and Security Agreement with Comerica Bank, dated January 17, 2018	X
10.3	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/2015	001-33351
10.4.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/2015	001-33351
10.4.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/2015	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.1)	6/3/2016	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.2)	6/3/2016	001-33351
10.6.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.1)	12/29/2016	001-33351
10.6.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.2)	12/29/2016	001-33351
10.7.1	Engagement Agreement with Rodman & Renshaw, dated as of June 2, 2016		S-1/A (Exhibit 10.8.1)	11/23/2016	333-207566
10.7.2	Amendment to Engagement Agreement with Rodman & Renshaw, dated as of December 19, 2016		8-K (Exhibit 1.1)	12/29/2016	001-33351
10.7.3	Amendment to Engagement Agreement with Rodman & Renshaw, as amended, dated as of January 3, 2017		S-3 (Exhibit 10.3)	1/27/2017	333-215792
Equity Compensation Plans
10.8+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/2004	333-115440
10.9.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/2004	333-115440
10.9.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/2004	333-115440

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.10.1+	Seventh Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/30/2015	001-33351
10.10.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/2010	001-33351
10.10.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/2004	000-50856
10.10.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/2004	000-50856
10.10.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/2004	000-50856
10.11+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.12.1+	Third Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	3/17/2016	001-33351
Agreements with Executive Officers and Directors
10.13+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/2004	333-115440
10.14.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		S-1/A (Exhibit 10.9)	6/22/2004	333-115440
10.14.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-K (Exhibit 10.11)	3/20/2009	001-33351
10.14.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.14.4+
NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.
			S-1/A (Exhibit 10.17)	6/22/2004	333-115440
10.15.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.1)	9/15/2009	001-33351
10.15.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.15.3+	Employment Agreement, dated October 27, 2014 by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.4)	10/28/2014	001-33351
10.16.1+	Letter Agreement, dated August 14, 2014, between NeuroMetrix, Inc. and Francis X. McGillin		10-Q (Exhibit 10.5)	10/28/2014	001-33351
10.17+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351
Agreements with Respect to Collaborations, Licenses, Research and Development

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.18†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
10.19*	Asset Purchase Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.	X
10.20*	Development and Services Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.	X
10.21*	Contribution Agreement, dated as of December 22, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.	X
10.22*	Amended and Restated Limited Liability Company Agreement of Quell Intellectual Property Corp., LLC, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.	X
10.23	Neurometrix License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.	X
10.24	GSK License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.	X
10.25	Assignment Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.	X
23.1	Consent of Moody, Famiglietti & Andronico, LLP, an independent registered public accounting firm.	X
23.2	Consent of Pricewaterhouse Coopers LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
101
The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2017 and 2016, (ii) Statements of Operations for the years ended December 31, 2017 and 2016, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016, (iv) Statements of Cash Flows for the years ended December 31, 2017 and 2016, and (v) Notes to Financial Statements.
X

+	Indicates management contract or any compensatory plan, contract or arrangement.

†
Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

*
Confidential treatment has been requested with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEUROMETRIX, INC.

By:	/s/ SHAI N. GOZANI, M.D., PH.D.
Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: February 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on February 8, 2018 in the capacities indicated below.

Name	Title
/s/ SHAI N. GOZANI, M.D., PH.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Shai N. Gozani, M.D., Ph.D.
/s/ THOMAS T. HIGGINS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Thomas T. Higgins
/s/ DAVID E. GOODMAN, M.D.	Director
David E. Goodman, M.D.
/s/ NANCY E. KATZ	Director
Nancy E. Katz
/s/ TIMOTHY R. SURGENOR	Director
Timothy R. Surgenor
/s/ DAVID VAN AVERMAETE	Director
David Van Avermaete

INDEX TO FINANCIAL STATEMENTS

NeuroMetrix, Inc.

Years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheet of NeuroMetrix, Inc. (the Company) as of December 31, 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
We have served as the Company’s auditor since 2017.

/s/ Moody, Famiglietti, and Andronico, LLP

Moody, Famiglietti, and Andronico, LLP
Tewksbury, Massachusetts
February 8, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of NeuroMetrix, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ended December 31, 2016 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 9, 2017 except for the effects of the reverse stock split discussed in Note 13 to the financial statements, as to which the date is February 8, 2018

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$4,043,681	$3,949,135
Accounts receivable, net of allowances of $25,000 at December 31, 2017 and 2016	1,049,329	738,729
Inventories	1,369,647	1,252,238
Prepaid expenses and other current assets	2,640,717	1,646,821
Total current assets	9,103,374	7,586,923
Fixed assets, net	440,842	532,706
Other long-term assets	55,008	164,262
Total assets	$9,599,224	$8,283,891
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$733,305	$734,048
Accrued compensation	786,184	307,471
Accrued expenses	2,242,315	1,648,731
Deferred revenue	820,031	628,236
Total current liabilities	4,581,835	3,318,486
Common stock warrants	—	4,641
Total liabilities	4,581,835	3,323,127
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock	—	—
Convertible preferred stock	30	18
Common stock, $0.0001 par value; 100,000,000 authorized at December 31, 2017 and 2016; 2,706,066 and 836,863 shares issued and outstanding at December 31, 2017 and 2016, respectively	271	84
Additional paid-in capital	196,355,142	183,439,463
Accumulated deficit	(191,338,054)	(178,478,801)
Total stockholders’ equity	5,017,389	4,960,764
Total liabilities and stockholders’ equity	$9,599,224	$8,283,891
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2017	2016
Revenues	$17,092,336	$12,027,528
Cost of revenues	10,235,538	7,113,005
Gross profit	6,856,798	4,914,523
Operating expenses:
Research and development	3,497,636	4,394,353
Sales and marketing	10,751,863	10,855,445
General and administrative	5,689,917	4,872,670
Total operating expenses	19,939,416	20,122,468
Loss from operations	(13,082,618)	(15,207,945)
Interest income	14,885	19,132
Change in fair value of warrant liability	208,480	275,662
Net loss	(12,859,253)	(14,913,151)
Net loss applicable to common stockholders:
Deemed dividends attributable to preferred shareholders (Note 12)	(6,874,780)	(19,846,377)
Net loss applicable to common stockholders	$(19,734,033)	$(34,759,528)
Net loss per common share applicable to common stockholders, basic and diluted	$(11.60)	$(58.21)
Weighted average number of common shares outstanding, basic and diluted	1,701,481	597,130

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

 Statements of Changes in Stockholders’ Equity

	Series B – F Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2015	20,946.00	$21	505,917	$51	$176,128,286	$(163,565,650)	$12,562,708
Stock-based compensation expense	—	—	—	—	225,408	—	225,408
Issuance of Series D preferred stock and warrants and redemption of Series C preferred stock under purchase agreement	7,500.00	8	—	—	6,738,492	—	6,738,500
Issuance of common stock upon conversion of preferred stock	(10,743.35)	(11)	304,311	30	(19)	—	—
Issuance of common stock under employees stock purchase plan	—	—	4,375	1	28,537	—	28,538
Common stock issued to settle incentive compensation obligations	—	—	22,260	2	318,759	—	318,761
Net loss	—	—	—	—	—	(14,913,151)	(14,913,151)
Balance at December 31, 2016	17,702.65	$18	836,863	$84	$183,439,463	$(178,478,801)	$4,960,764
Stock-based compensation expense	—	$—	—	$—	$209,691	$—	$209,691
Issuance of Series E preferred stock and warrants and repricing other holdings under purchase agreement	7,000.00	$7	—	$—	$6,057,382	$—	$6,057,389
Issuance of Series F preferred stock and repurchase of certain warrants under purchase agreement	10,621.00	$11	—	$—	$6,628,019	$—	$6,628,030
Issuance of common stock upon conversion of preferred stock	(5,843.67)	$(6)	1,833,240	$184	$(178)	$—	$—
Issuance of common stock under employees stock purchase plan	—	$—	11,583	$1	$20,767	$—	$20,768
Issuance of common stock in exchange for warrants	—	$—	24,380	$2	$(2)	$—	$—
Net loss	—	$—	—	$—	$—	$(12,859,253)	$(12,859,253)
Balance at December 31, 2017	29,479.98	$30	2,706,066	$271	$196,355,142	$(191,338,054)	$5,017,389
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2017	2016
Cash flows for operating activities:
Net loss	$(12,859,253)	$(14,913,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,334	251,327
Stock-based compensation	209,691	225,408
Change in fair value of warrant liability	(208,480)	(275,662)
Changes in operating assets and liabilities:
Accounts receivable	(310,600)	69,096
Inventories	(117,409)	(163,154)
Prepaid expenses and other current and long-term assets	(884,642)	(754,797)
Accounts payable	(8,117)	(267,583)
Accrued expenses and compensation	1,072,297	347,176
Deferred revenue	191,795	401,064
Net cash used in operating activities	(12,652,384)	(15,080,276)
Cash flows for investing activities:
Purchases of fixed assets	(163,096)	(100,499)
Net cash used in investing activities	(163,096)	(100,499)
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including private offerings and equity plans	12,910,026	6,667,038
Net cash provided by financing activities	12,910,026	6,667,038
Net (decrease) increase in cash and cash equivalents	94,546	(8,513,737)
Cash and cash equivalents, beginning of year	3,949,135	12,462,872
Cash and cash equivalents, end of year	$4,043,681	$3,949,135
Supplemental disclosure of cash flow information:
Fixed asset additions included in accounts payable	$7,374	$—
Change in fair value of warrant liability from repricing	$244,611	$—
Exchange of warrant liability for Series F Preferred Stock	$40,772	$—
Common stock issued to settle employee incentive compensation obligation	$—	$318,761

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, or the Company, is a commercial stage, innovation driven healthcare company combining bioelectrical and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. The Company’s lead product is Quell, an over-the-counter wearable therapeutic device for chronic pain. Quell is integrated into a digital health platform that helps patients optimize their therapy and decrease the impact of chronic pain on their quality of life. The Company also markets DPNCheck®, a rapid point-of-care test for diabetic neuropathy, which is the most common long-term complication of Type 2 diabetes. The Company maintains an active research effort. The company is located in Waltham, Massachusetts and was founded as a spinoff from the Harvard-MIT Division of Health Sciences and Technology in 1996.

During 2017 the Company completed two equity offerings, detailed in Note 12 to the financial statements, which resulted in gross proceeds of $14.0 million and realized net proceeds of approximately $12.9 million after deducting fees and expenses.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2017, the Company had an accumulated deficit of $191.3 million. The Company held cash and cash equivalents of $4.0 million as of December 31, 2017. The Company believes that these resources, the $5.0 million received in January 2018 under the GSK Collaboration, as well as certain of the $21.5 million in contingent payments under development and commercialization milestones (Note 15), and the cash to be generated from expected product sales will be sufficient to meet its projected operating requirements into the fourth quarter of 2018. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in the fourth quarter of 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through achievement of milestones under the GSK Collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

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

At December 31, 2017 and 2016, two customers accounted for 66% and 41% of accounts receivable, respectively. For the years ended December 31, 2017 and 2016, customers accounting for more than 10% of revenue were 19% and zero of revenues, respectively.

The Company relies on in-house assembly and four third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company’s business, financial position, and results of operations.

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company writes down inventory to its net realizable value for excess or obsolete inventory.

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2017 and 2016 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents and its warrant liability are carried at fair value determined according to the fair value hierarchy described in Note 9.

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

As of December 31, 2017, the total value of shipments made to sell-through distributors but not yet sold through to end customers totaled $3,010,734. Of this total, $2,190,703 was recorded as a reduction to accounts receivable and $820,031 was recorded in deferred revenue, as cash had been received. As of December 31, 2016, the total value of shipments that had been made to sell-through distributors but have not yet been sold through to end customers totaled $1,247,545. Of this total, $619,309 was recorded as a reduction to accounts receivable and $628,236 was recorded in deferred revenue, as cash had been received. Related costs of goods sold of $2,106,988 and $910,595 have been deferred and recorded in prepaid expenses and other current assets as of December 31, 2017 and 2016, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Revenue recognition involves judgments, including assessments of expected returns from customers who have the right to return product for any reason under 30-day or 60-day rights of return. Where the Company can reasonably estimate future returns, it recognizes revenues and records as a reduction of revenue a provision for estimated returns. The Company analyzes various factors, including its historical product returns in arriving at this judgment. Changes in judgments or estimates could materially impact the timing and amount of revenues and costs recognized. The provision for expected returns recorded as accrued expense was $666,375 and $488,200 as of December 31, 2017 and 2016, respectively.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $127,361 and $45,879 at December 31, 2017 and 2016, respectively, are included in accrued expenses in the accompanying balance sheets.

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

	Years Ended December 31,
	2017	2016
Options	99,344	52,725
Warrants	2,742,266	2,848,791
Convertible preferred stock	5,961,679	1,075,379
Total	8,803,289	3,976,895

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were approximately $6,851,000 and $6,311,000, in 2017 and 2016, respectively.

Accumulated Other Comprehensive Items

For 2017 and 2016, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for 2017 and 2016, were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 7% and 12% of total revenues in 2017 and 2016, respectively.

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

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (“ASU 2014-9”), a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance. The objective of ASU 2014-9 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. While the Company is still in the process of completing its evaluation of the standard, it believes the most significant impact will be related to the timing of recognition of sales to certain consumer retail distributors. Upon adoption of ASU 2014-09, the Company will no longer be permitted to defer revenue under the sell-through model, but rather, will be required to estimate the effects of returns and allowances provided to distributors and record revenue at the time of sale to the distributor resulting in earlier recognition of revenues. The Company expects to adopt ASU 2014-09, using the full retrospective method, upon its effective date of January 1, 2018. The Company anticipates the impact of adoption will be a credit to accumulated deficit of approximately $0.3 million as of January 1, 2018.

3. Stock-Based Compensation

During 2004, the Company adopted the 2004 Stock Option and Incentive Plan, as amended and restated most recently in 2016. At the Annual Meeting of Stockholders held on May 2, 2017, the stockholders of the Company approved the Company’s Ninth Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 600,000 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over three or four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee,

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

consultant, advisor or director, as applicable, of the Company. As of December 31, 2017, 728,946 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 30,162 shares had been issued, 80,537 shares were subject to outstanding options at a weighted average exercise price of $19.32 per share and 618,247 shares were available for future grant.

During May 2009, the Company adopted the 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”). The 2009 Inducement Plan is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2017, 12,500 shares of common stock were authorized for issuance and were available for future grant under the 2009 Inducement Plan.

The exercise price of stock options awarded under the 2004 Stock Plan and the 2009 Inducement Plan may not be less than the fair value of the common stock on the date of the option grant. For holders of more than 10% of the Company’s total combined voting power of all classes of stock, incentive stock options may not be granted at less than 110% of the fair value of the Company’s common stock at the date of grant and for a term not to exceed five years.

In June 2004, the Company adopted the 2004 Employee Stock Purchase Plan (the “2004 ESPP”). All of the Company’s employees who had been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year were eligible to participate and any employee who owned 5% or more of the voting power or value of the Company’s stock was not eligible to participate. The 2004 ESPP authorized the issuance of up to a total of 326 shares of the Company’s common stock to participating employees.

In May 2010, the Company adopted the 2010 Employee Stock Purchase Plan (the “2010 ESPP”). The 2010 ESPP initially authorized the issuance of up to a total of 217 shares, of the Company’s common stock to participating employees plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2011, equal to the lesser of (i) 521 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All of the Company’s full-time employees and certain part-time employees are eligible to participate in the Amended and Restated 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the Amended and Restated 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the Amended and Restated 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The Amended and Restated 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2017 and 2016 the Company issued 11,583 and 4,375 shares of its common stock, respectively, under the Amended and Restated 2010 ESPP. As of December 31, 2017, there were 58 remaining shares to be issued under the Amended and Restated 2010 ESPP.

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

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2017 and 2016 is calculated using the following assumptions:

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

	Years Ended December 31,
	2017	2016
Risk-free interest rate	1.8- 2.1%	0.9- 1.8%
Expected dividend yield	—	—
Expected option term	5 years	5 years
Volatility	70.0%	70.0%

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
A summary of option activity for the year ended December 31, 2017 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	97,891	$37.95
Granted	6,488	2.37
Exercised	—	—
Forfeited	(23,825)	83.27
Expired	(17)	11,187.28
Outstanding at December 31, 2017	80,537	19.32	8.6	$—
Vested or expected to vest at December 31, 2017	80,537	19.32	8.6	—
Exercisable at December 31, 2017	25,388	37.26	8.3	—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2017, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2017.

The weighted average per share grant-date fair values of options granted during 2017 and 2016 was $2.37 and $6.80, respectively.

The aggregate intrinsic value of options issued or exercised during 2017 and 2016 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $335,405, which related to 80,537 shares with a per share weighted fair value of $19.32 as of December 31, 2017. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.6 years.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for 2017 and 2016, was $20,768 and $28,538, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $209,691 and $225,408 for 2017 and 2016, respectively.

4. Inventories

Inventories consist of the following:

	December 31,
	2017	2016
Purchased components	$505,293	$466,906
Work in progress	—	154,971
Finished goods	864,354	630,361
	$1,369,647	$1,252,238

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)		December 31,
			2017	2016
Computer and laboratory equipment	3		$881,969	$1,724,819
Furniture and equipment	3		227,845	319,046
Production equipment	7		346,469	938,357
Leasehold improvements		*	117,994	117,994
			1,574,277	3,100,216
Less – accumulated depreciation			(1,133,435)	(2,567,510)
			$440,842	$532,706

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $262,334 and $251,327 for 2017 and 2016, respectively.

6. Accrued Expenses

Accrued expenses consist of the following for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Sales return allowance	$666,375	$488,200
Professional services	603,000	390,800
Technology fees	450,000	450,000
Advertising	160,800	28,100
Warranty	127,361	45,879
Other	234,779	245,752
	$2,242,315	$1,648,731

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2017 and 2016.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2017 and 2016.

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes - (continued)

	Years Ended December 31,
	2017	2016
Federal tax provision (benefit) rate	(34.0)%	(34.0)%
State tax provision, net of federal provision	(5.9)	(4.2)
Permanent items	(0.1)	(0.2)
Federal research and development credits	(0.7)	(0.9)
Change in statutory tax rate	150.3	—
Valuation allowance	(109.6)	39.3
Effective income tax rate	—	—

The Company’s deferred tax assets consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$31,902,006	$45,759,780
Research and development credit carryforwards	2,432,058	2,180,700
Accrued expenses	748,334	752,866
Stock-based compensation	229,676	566,487
Other	19,240	14,321
Total gross deferred tax assets	35,331,314	49,274,154
Valuation allowance	(35,331,314)	(49,274,154)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company has federal and state net operating loss carryforwards (“NOL”) of $145.2 million and $51.6 million, respectively, as well as federal and state tax credits of $1.5 million and $1.1 million, respectively, which may be available to reduce future taxable income and the related taxes thereon. This amount includes tax benefits of $2.6 million and $71,238 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or reduction in income taxes payable. The federal NOLs begin to expire in 2019 and the state NOLs begin to expire in 2018. The federal and state research and development credits both begin to expire in 2018.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately and $35.3 million and $49.3 million has been established at December 31, 2017 and 2016, respectively. In 2017, the valuation allowance decreased primarily due to the impact of the change in statutory rates on the Company’s net operating losses. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes - (continued)

balance sheet or statement of operations if an adjustment were required. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2017 or 2016. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2014 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

8. Commitments and Contingencies

Operating Leases

In August 2014, the Company entered into a 5-year operating lease agreement with one 5-year extension option for manufacturing and order fulfillment facilities in Woburn, Massachusetts (the “Woburn Lease”). The Woburn Lease commenced December 15, 2014 and has a monthly base rent of $7,815. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $37,788. These payment obligations will be accrued and recognized over the term of occupancy such that rent expense is recognized on a straight-line basis. Under the Waltham Lease, the landlord was responsible for making certain improvements to the leased space at an agreed upon cost to the landlord. The landlord and the Company mutually agreed to make improvements in excess of the agreed upon landlord cost, and the landlord billed that excess cost to the Company as additional rent. This additional rent of $275,961 was included in the net calculation of lease payments, so that rent expense is recognized on a straight-line basis over the remaining term of occupancy.

Future minimum lease payments under non-cancellable operating leases as of December 31, 2017 are as follows:

2018	573,421
2019	549,403
2020	475,408
2021	487,379
2022	81,562
Total minimum lease payments	$2,167,173

Total recorded rent expense was $670,860 and $581,928, for 2017 and 2016, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term.

Other Commitments

At December 31, 2017, other commitments, comprised of purchase orders, totaled approximately $4,218,229.

9. Fair Value Measurements

The Fair Value Measurements and Disclosures Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Codification topic identifies two kinds of inputs that are used to determine the fair value of assets and liabilities: observable and unobservable. Observable inputs are based on market data or independent sources while unobservable inputs are based on the Company’s own market assumptions. Once inputs have been characterized, this Codification topic requires companies to prioritize the inputs used to measure fair value into one of three broad levels. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values identified by Level 2 inputs utilize observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements - (continued)

assets or liabilities. Fair values identified by Level 3 inputs are unobservable data points and are used to measure fair value to the extent that observable inputs are not available. Unobservable inputs reflect the Company’s own assumptions about the assumptions that market participants would use at pricing the asset or liability.

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

	December 31, 2017	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,744,965	$1,744,965	$—	$—
Total	$1,744,965	$1,744,965	$—	$—

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2015 and December 31, 2017.

	2014 Offering	2013 Offering	Total
Balance at December 31, 2015	$227,992	$52,311	$280,303
Change in fair value of warrant liability	(223,880)	(51,782)	(275,662)
Balance at December 31, 2016	$4,112	$529	$4,641
Change in fair value of warrant liability from repricing (see Note 12)	177,999	66,612	244,611
Change in fair value of warrant liability	(147,278)	(61,202)	(208,480)
Repurchase and retirement of warrants (see Note 12)	(34,833)	(5,939)	(40,772)
Balance at December 31, 2017	$—	$—	$—

	December 31, 2016	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$833,831	$833,831	$—	$—
Total	$833,831	$833,831	$—	$—
Liabilities:
Common stock warrants	$4,641	$—	$—	$4,641
Total	$4,641	$—	$—	$4,641

Due to the lack of market quotes relating to our common stock warrants, the fair value of the common stock warrants was determined at December 31, 2016 using the Black-Scholes model, which is based on Level 3 inputs. As of December 31, 2016, inputs used in the Black-Scholes model are presented below. The assumptions used may change as the underlying sources of

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements - (continued)

these assumptions and market conditions change. Based on the Black-Scholes model, the Company recorded a common stock warrants liability of $4,641 at December 31, 2016.

	Black-Scholes Inputs to Warrant Liability Valuation at December 31, 2016
	Stock Price	Exercise Price	Expected Volatility	Risk-Free Interest	Expected Term	Dividends
Warrants:
2014 Offering	$5.92	$65.28	64.19%	1.33%	2 years, 6 months	none
2013 Offering	$5.92	$64.00	71.61%	0.99%	1 year, 5 months	none

10. Retirement Plan

The Company has established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2017 and 2016 the Company made no contributions to the plan.

11. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2017, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended, most recently on January 17, 2018 and extended until January 15, 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2017, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $0.2 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of our facilities landlords. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2017 was approximately $2.3 million.

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2017	2016
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2017 and 2016, and 500 shares issued and outstanding at December 31, 2017 and 2016	1	1
Series D convertible preferred stock, $0.001 par value, 21,300 and zero shares designated at December 31, 2017 and 2016, respectively, 14,052.93 and 17,202.65 shares issued and outstanding at December 31, 2017 and 2016, respectively	14	17
Series E convertible preferred stock, $0.001 par value, 7,000 and zero shares designated at December 31, 2017 and 2016, respectively, and 7,000 and zero shares issued and outstanding at December 31, 2017 and 2016, respectively	7	—
Series F convertible preferred stock, $0.001 par value, 10,621 and zero shares designated at December 31, 2017 and 2016, respectively, and 7,927.05 and zero shares issued and outstanding at December 31, 2017 and 2016, respectively	8	—

Private and Public Offerings of Common Stock and Warrants

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

2017 activity
In 2017, the Company entered into agreements with respect to a private equity offering (the “Q3 2017 Offering”) with an institutional investor and its affiliates (collectively the “Investor”). In the Q3 2017 Offering, the Company issued 7,000 shares of Series F convertible preferred stock (the “Series F Preferred Stock”) at a price of $1,000 per share. The Q3 2017 Offering also reset the conversion price of 14,052.93 shares of Series D convertible preferred stock and 7,000 shares of Series E convertible preferred stock that were held by the Investor to $2.63 per share. The Q3 2017 Offering resulted in gross proceeds of $7.0 million, and after deducting fees and expenses, net proceeds were $6.6 million. In the third quarter of 2017, the Company also entered into an exchange agreement pursuant to which it issued the Investor 3,621 shares of Series F Preferred Stock in exchange for the repurchase and retirement of 4,184,483 warrants to purchase common stock valued by an independent party at $3,622,219.

Also in 2017, the Company completed a private equity offering (the “Q1 2017 Offering”) with the Investor and issued (i) 7,000 shares of Series E convertible preferred stock (the “Series E Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,250,000 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $5.60 per share. As a part of this offering, the Company reset (i) the conversion price of 19,458.90 shares of Series D convertible preferred stock that were held by the Investor to $5.60 per share, and (ii) the exercise price of warrants to purchase up to 2,934,484 shares of Common Stock that were held by the Investor to $5.60 per share. The Q1 2017 Offering resulted in gross proceeds of 7.0 million, and after deducting fees and expenses, net proceeds were $6.3 million.

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

The Company determined that equity classification was appropriate for the warrants issued in the Q1 2017 Offering, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants may only be settled in shares of common stock and had no requirements to be settled in registered shares when exercised. The fair value of the five year warrants was estimated to be $3.5 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $4.96, exercise price of $5.60, expected volatility of 70.2%, risk free interest rate of 2.04%, expected term of five years, and no dividends.

During 2017, 3,149.72 shares of the Series D Preferred Stock were converted into a total of 859,077 shares of common stock. As of December 31, 2017, 14,052.93 shares of Series D Preferred Stock remained outstanding. During 2017, 2,693.95 shares of the Series F Preferred Stock were converted into a total of 974,163 shares of common stock. As of December 31, 2017, 7,927.05 shares of Series F Preferred Stock remained outstanding.

2016 activity
In June 2016, the Company completed a private equity offering with one institutional investor (the “Investor”) and issued (i) 21,300 shares of Series D convertible preferred stock (the “Series D Preferred Stock”) at a price of $1,000 per share, and (ii) warrants to purchase up to 1,475,069 shares of common stock, par value $0.0001 per share (the “Common Stock”), at an exercise price of $13.52 per share (the “June 2016 Offering”). As a part of this offering, the Company redeemed 13,800 shares of Series C convertible preferred stock (the “Series C Preferred Stock”) issued in the December 2015 Offering that were held by the Investor. Accordingly, the June 2016 Offering resulted in gross proceeds of $7.5 million, and after deducting fees and expenses, net proceeds were $6.7 million.

Each share of Series D Preferred Stock had a stated value of $1,000 and is convertible at the option of the holder into the number of shares of common stock determined by dividing the stated value by the conversion price of $14.44, which is subject to adjustment as provided in the Certificate of Designation for the Series D Preferred Stock. The Series D Preferred Stock has

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

no dividend rights, liquidation preference or other preferences over common stock and has no voting rights except as provided in the Certificate of Designation for the Series D Preferred Stock and as required by law.

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

The Company determined that equity classification was appropriate for the warrants in the June 2016, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants had no requirements to be settled in registered shares when exercised. The fair value of the 5 year warrants issued in connection with the June 2016 Offering was estimated to be $14.6 million on the offering date using date using a Black-Scholes model with the following assumptions: stock price of $15.92, exercise price of $13.52, expected volatility of 71.50%, risk free interest rate of 1.23%, expected term of five years, and no dividends.

During 2016, 4,097.35 shares of the Series D Preferred Stock were converted into a total of 283,750 shares of common stock and 6,646 shares of the Series B Preferred Stock were converted into a total of 20,561 shares of common stock.

Other equity activity
In 2017, the Company issued 24,380 shares of fully vested common stock in exchange for 201,327 equity-classified warrants. The fair value of the warrants was estimated to be $45,102 on the exchange date using date using a Black-Scholes model with the following assumptions: stock price of $1.85, exercise price of $15.19, expected volatility of 70.0%, risk free interest rate of 2.0%, expected term of 3.8 years, and no dividends.

In 2016, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2016 issuance totaled 22,260 shares with a value of $318,761 reflecting the $14.32 closing price of the Company’s common stock as reported on the Nasdaq Capital Market on March 9, 2016.

As of December 31, 2017, the Company had 100,000,000 shares of common stock authorized and 2,706,066 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2017, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	459,375
Outstanding stock options	80,537
Possible future issuance under inducement plan	12,500
Possible future issuance under stock option plans	618,247
Possible future issuance under employee stock purchase plan	58
Total	1,170,717

13. Reverse Stock Split

On May 11, 2017, the Company effected a 1-for-8 reverse stock split of its Common Stock, or the Reverse Stock Split. The par value and other terms of the common stock were not affected by the Reverse Stock Split. The Company’s shares outstanding immediately prior to the split totaled 10,147,721, which were subsequently adjusted to 1,268,440 shares outstanding. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

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

Note 15 Subsequent Event

GSK Collaboration

On January 12, 2018, the Company entered into an Asset Purchase Agreement with Novartis Consumer Health S.A., an affiliate of GlaxoSmithKline, or GSK, pursuant to which the Company sold to GSK its Quell technology for markets outside of the United States, including certain patents and related assets. The purchase price for the assets sold pursuant to the Asset Purchase Agreement was $5 million. the Company retained exclusive ownership of Quell technology in the U.S. market. The Company and GSK also entered into a Development and Services Agreement on January 12, 2018, pursuant to which the Company agreed to provide services related to the development, regulatory approval and commercialization of the Quell technology for markets outside of the U.S. Pursuant to the Development and Services Agreement, GSK has agreed to make contingent payments of up to $21.5 million to the Company upon the occurrence of certain development and commercialization milestones. In addition, GSK and the Company will co-fund development of next-generation Quell technology during an initial period of 2018 through 2020, with subsequent annual renewals by mutual agreement. The Company agreed not to compete with GSK with respect to the development and commercialization of the Quell technology and device outside of the U.S. until the tenth anniversary of the date of termination or expiration without renewal of the Development and Services Agreement.

In connection with the Asset Purchase Agreement, the Company entered into a Contribution Agreement on December 22, 2017 with Quell Intellectual Property Corp., LLC, a newly formed Delaware limited liability company that was formed as a special purpose entity, and contributed certain intellectual property rights related to the Quell technology. Following the closing of the transactions contemplated by the Contribution Agreement and Asset Purchase Agreement, the Company and GSK each now own a 50% interest in Quell Intellectual Property Corp, LLC. Quell Intellectual Property Corp., LLC entered into two exclusive license agreements with the Company relating to rights to Quell intellectual property for use in the U.S. and in markets outside the U.S. Under the terms of an Assignment Agreement entered into on January 12, 2018, the Company assigned the ex-U.S. license agreement to GSK. These agreements are collectively referred to as the GSK Collaboration.

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2017
Allowance for Doubtful Accounts	$25,000	8,374	—	(8,374)		$25,000
Deferred Tax Asset Valuation Allowance	49,274,154	3,175,637	—	(17,118,477)	(1)	35,331,314
December 31, 2016
Allowance for Doubtful Accounts	$25,000	1,901	—	(1,901)		$25,000
Deferred Tax Asset Valuation Allowance	43,660,035	5,867,273	—	(253,154)	(1)	49,274,154

(1)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1