Form 10-Q
period 2018-06-30
NeuroMetrix, Inc.
filed 2018-07-19
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐     No ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,356,731 shares of common stock, par value $0.0001 per share, were outstanding as of July 13, 2018.
In addition, there were 454,781 warrants to purchase shares of the issuer's common stock listed under NUROW on the NASDAQ stock exchange outstanding as of July 13, 2018.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2018

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,108,915	$4,043,681
Accounts receivable, net	1,114,496	1,049,329
Inventories	2,424,178	2,142,561
Prepaid expenses and other current assets	691,835	1,867,803
Total current assets	11,339,424	9,103,374

Fixed assets, net	430,669	440,842
Other long-term assets	38,127	55,008
Total assets	$11,808,220	$9,599,224

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$799,785	$733,305
Accrued expenses and compensation	1,974,210	2,362,124
Accrued product returns	1,312,618	666,375
Deferred revenue	—	820,031
Total current liabilities	4,086,613	4,581,835

Total liabilities	4,086,613	4,581,835

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	18	30
Common stock, $0.0001 par value; 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 7,356,731 and 2,706,066 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	736	271
Additional paid-in capital	197,020,869	196,355,142
Accumulated deficit	(189,300,016)	(191,338,054)
Total stockholders’ equity	7,721,607	5,017,389
Total liabilities and stockholders’ equity	$11,808,220	$9,599,224

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$3,751,568	$4,310,059	$8,694,558	$8,616,181

Cost of revenues	1,950,304	2,639,402	4,905,564	5,337,004

Gross profit	1,801,264	1,670,657	3,788,994	3,279,177

Operating expenses:
Research and development	1,616,863	877,584	2,896,427	1,780,868
Sales and marketing	2,200,852	2,919,281	4,705,593	5,516,993
General and administrative	1,170,634	1,245,347	2,974,777	2,667,129

Total operating expenses	4,988,349	5,042,212	10,576,797	9,964,990

Loss from operations	(3,187,085)	(3,371,555)	(6,787,803)	(6,685,813)

Other income:
Collaboration income	3,749,999	—	8,505,704	—
Other income	11,014	133,759	22,279	215,617

Total other income	3,761,013	133,759	8,527,983	215,617

Net income (loss)	573,928	(3,237,796)	1,740,180	(6,470,196)

Net income (loss) applicable to common stockholders:

Deemed dividends attributable to preferred shareholders	—	—	—	(4,041,682)

Net income (loss) applicable to common stockholders	$573,928	$(3,237,796)	$1,740,180	$(10,511,878)

Net income (loss) per common share applicable to common stockholders,
Basic	$0.08	$(2.49)	$0.25	$(9.12)
Diluted	$0.04	$(2.49)	$0.13	$(9.12)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$1,740,180	$(6,470,196)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	140,989	126,254
Stock-based compensation	371,917	113,635
Change in fair value of warrant liability	—	(208,153)
Changes in operating assets and liabilities:
Accounts receivable	1,288,332	(245,786)
Inventories	(281,617)	(225,089)
Prepaid expenses and other current and long-term assets	609,358	(53,464)
Accounts payable	66,480	24,160
Accrued expenses and compensation	(93,651)	367,295
Accrued product returns	(645,938)	(71,388)
Deferred revenue	—	31,037
Net cash provided by (used in) operating activities	3,196,050	(6,611,695)

Cash flows from investing activities:
Purchases of fixed assets	(130,816)	(37,869)
Net cash used in investing activities	(130,816)	(37,869)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	—	6,312,378
Net cash provided by financing activities	—	6,312,378

Net increase (decrease) in cash and cash equivalents	3,065,234	(337,186)
Cash and cash equivalents, beginning of period	4,043,681	3,949,135
Cash and cash equivalents, end of period	$7,108,915	$3,611,949
Supplemental disclosure of cash flow information:
Change in fair value of warrant liability from repricing	$—	$244,611
Common stock issued to settle employee incentive compensation obligation	$294,264	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2018

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

In January 2018, the Company entered into a collaboration (the "Collaboration") with GlaxoSmithKline ("GSK"). The Collaboration set up a framework for the joint development of the next generation of Quell and the assignment of areas of marketing responsibility. The initial term of the Collaboration runs through 2020. Through June 30, 2018, GSK paid the Company $8.8 million upon entering the Collaboration and attainment of performance milestones, committed to future performance milestone payments totaling up to $17.7 million, and agreed to co-fund Quell development costs starting in 2019.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In recent years, the Company has suffered recurring losses from operations and negative cash flows from operating activities. At June 30, 2018, the Company had an accumulated deficit of $189.3 million. The Company held cash and cash equivalents of $7.1 million as of June 30, 2018. The Company believes that these resources, together with the cash to be generated from expected product sales and the potential achievement of additional development milestones under the Collaboration with GSK, will be sufficient to meet its projected operating requirements into 2019. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues; (b) delays in achieving Quell development milestones and related payments from GSK; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) regulatory developments or inquiries affecting the Company’s existing products and products under development; (f) changes the Company may make in its research and development spending plans; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in 2019 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Certain prior period amounts have been adjusted to reflect the Company's 1-for-8 reverse stock split effected May 11, 2017.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2018, unaudited statements of operations for the quarters and six months ended June 30, 2018 and 2017 and the unaudited statements of cash flows for the six months ended June 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2017 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 8, 2018 (File No. 001-33351), or the Company’s 2017 Form 10-K.

Revenues

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single product delivery performance obligation. Product returns are estimated based on historical data and evaluation of current information.

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

Adoption of ASU 2014-09 impacted the previously reported results for the quarter ended June 30, 2017 as follows:

	As reported		After adoption
	Quarter Ended June 30, 2017	ASU 2014-09 Impact	Quarter Ended June 30, 2017
Revenues	$4,310,059	$503,484	$4,813,543
Cost of revenues	$2,639,402	$371,714	$3,011,116
Gross profit	$1,670,657	$131,770	$1,802,427
Net loss applicable to common stockholders	$(3,237,796)	$131,770	$(3,106,026)
Net loss per common share applicable to common stockholders, basic and diluted	$(2.49)	$0.10	$(2.39)

Adoption of ASU 2014-09 impacted the previously reported results for the six months ended June 30, 2017 as follows:

	As reported		After adoption
	Six Months Ended June 30, 2017	ASU 2014-09 Impact	Six Months Ended June 30, 2017
Revenues	$8,616,181	$511,138	$9,127,319
Cost of revenues	$5,337,004	$397,743	$5,734,747
Gross profit	$3,279,177	$113,395	$3,392,572
Net loss applicable to common stockholders	$(10,511,878)	$113,395	$(10,398,483)
Net loss per common share applicable to common stockholders, basic and diluted	$(9.12)	$0.10	$(9.02)

 Adoption of ASU 2014-09 impacted the previously reported balance sheet as of December 31, 2017 as follows:

	As reported		After adoption
	December 31, 2017	ASU 2014-09 Impact	December 31, 2017

Accounts receivable, net	$1,049,329	$1,353,499	$2,402,828
Prepaid expenses and other current assets	$1,867,803	$(583,491)	$1,284,312
Total current assets	$9,103,374	$770,008	$9,873,382

Accrued product returns	$666,375	$1,292,181	$1,958,556
Deferred revenue	$820,031	$(820,031)	$—
Total current liabilities	$4,581,835	$472,150	$5,053,985

Accumulated deficit	$(191,338,054)	$297,858	$(191,040,196)
Total stockholders’ equity	$5,017,389	$297,858	$5,315,247

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $25,000 as of June 30, 2018 and December 31, 2017.

Two customers accounted for 24% and 29% of total revenue for the quarter and six months ended June 30, 2018, respectively. One customer accounted for 16% of total revenue for the quarter and six months ended June 30, 2017. Customers that individually account for greater than 10% of accounts receivables totaled 64% and 66% of accounts receivables as of June 30, 2018 and December 31, 2017, respectively.

Collaboration

In January 2018, the Company entered into the Collaboration with GSK. The Company sold to GSK the rights to the Company’s Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. The Company retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million, of which $5.0 million was paid at closing, $3.8 million was paid upon attainment of the first development milestone, and the balance will be due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund future Quell technology development during an initial period starting in 2019. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of $3,749,999 and $8,505,704, for the quarter and six months ended June 30, 2018, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at June 30, 2018 was $298,650. The total compensation costs are expected to be recognized over a weighted-average period of 2.3 years.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, ASU 2016-2 will have on the Company’s financial statements and which adoption method will be used.

2.	Comprehensive Income (Loss)

For the quarters and six months ended June 30, 2018 and 2017, the Company had no components of other comprehensive income or loss other than net income (loss) itself.

3.	Net Income (Loss) Per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) applicable to common stockholders	$573,928	$(3,237,796)	$1,740,180	$(10,511,878)

Weighted average number of common shares outstanding, basic	7,330,479	1,302,231	6,839,778	1,152,441
Dilutive convertible preferred stock	6,584,674	—	6,980,585	—
Weighted average number of common shares outstanding, dilutive	13,915,153	1,302,231	13,820,363	1,152,441

Net income (loss) per common share applicable to common stockholders, basic	$0.08	$(2.49)	$0.25	$(9.12)
Net income (loss) per common share applicable to common stockholders, diluted	$0.04	$(2.49)	$0.13	$(9.12)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options	466,025	97,774	401,778	97,832
Warrants	459,375	4,845,186	459,375	4,619,920
Convertible preferred stock	—	3,883,251	—	3,042,295
Total	925,400	8,826,211	861,153	7,760,047

4.	Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Purchased components	$1,481,398	$505,293
Finished goods	942,780	1,637,268
	$2,424,178	$2,142,561

5.	Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	June 30, 2018	December 31, 2017
Accrued compensation	$534,467	$786,184
Technology fees	450,000	450,000
Professional services	320,000	603,000
Advertising and promotion	189,700	127,361
Warranty reserve	151,321	160,800
Other	328,722	234,779
	$1,974,210	$2,362,124

6.	Commitments and Contingencies

Operating Lease

In June 2018, the Company extended the lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) through September 2025. As of September 2018, the Woburn Lease will have a monthly base rent of $13,285 and a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its principal corporate office and product development location in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is $37,788.

7.	Fair Value Measurements

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

		Fair Value Measurements at June 30, 2018 Using
	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,728,828	$4,728,828	$—	$—
Total	$4,728,828	$4,728,828	$—	$—

		Fair Value Measurements at December 31, 2017 Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,744,965	$1,744,965	$—	$—
Total	$1,744,965	$1,744,965	$—	$—

8.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of June 30, 2018, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended most recently in January 2018, and expires in January 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of June 30, 2018, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's landlords. Consequently, the amount available for borrowing under the Credit Facility as of June 30, 2018 was approximately $2.3 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2018	December 31, 2017
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2018 and December 31, 2017; no shares issued and outstanding at June 30, 2018 and December 31, 2017	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at June 30, 2018 and December 31, 2017; 500 shares issued and outstanding at June 30, 2018 and December 31, 2017	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at June 30, 2018 and December 31, 2017; 14,052.93 shares issued and outstanding at June 30, 2018 and December 31, 2017	$14	$14
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at June 30, 2018 and December 31, 2017; 3,260.70 and 7,000 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$3	$7
Series F convertible preferred stock, $0.001 par value; 10,621 shares designated at June 30, 2018 and December 31, 2017; zero and 7,927.05 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	$—	$8

2018 equity activity

In 2018, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2018 issuance totaled 214,791 shares with a value of $294,264 reflecting the $1.37 closing price of the Company’s common stock as reported on the Nasdaq Capital Market on April 12, 2018.
During the six months ended June 30, 2018, 3,739.3 shares of the Series E Preferred Stock were converted into a total of 1,421,787 shares of Common Stock. As of June 30, 2018, 3,260.70 shares of Series E Preferred Stock remained outstanding.

During the six months ended June 30, 2018, 7,927.05 shares of the Series F Preferred Stock were converted into a total of 3,014,087 shares of Common Stock. As of June 30, 2018, zero shares of Series F Preferred Stock remained outstanding.

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

Quell is our OTC wearable device for pain relief. Quell revenues for fiscal years 2017 and 2016 were approximately $12.4 million and $7.4 million, respectively. Quell revenues for the six months ended June 30, 2018 were approximately $5.5 million. In Q1 2018 we and GlaxoSmithKline (NYSE: GSK) entered a $26.5 million strategic collaboration to develop and market Quell technology with defined milestones. The parties also committed to co-fund development of Quell technology starting in 2019. Quell utilizes our patented 100% drug-free neuro-stimulation technology to provide relief from chronic pain, such as nerve pain due to diabetes, fibromyalgia, arthritic pain, and lower back and leg pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the “FDA”) for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in North America via e-commerce, including the Company’s website (www.quellrelief.com) and Amazon, via direct response television including QVC, via retail merchandisers including Best Buy, CVS, and others and via health care professionals such as pain management physician practices and podiatry practices. Distribution is supported by television promotion to expand product awareness.

DPNCheck is our diagnostic test for peripheral neuropathies. DPNCheck revenues for fiscal years 2017 and 2016 were approximately $3.1 million, and $2.5 million, respectively. DPNCheck revenues for the six months ended June 30, 2018 were approximately $2.4 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. DPNCheck is marketed in Japan by our distribution partner Fukuda Denshi; in China by OMRON Medical (Beijing) Ltd.; and in Mexico by Scienta Farma.

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active customer accounts that regularly order aftermarket products to meet their needs. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our more recently developed products, Quell and DPNCheck, conform to this model.

Results of Operations

Comparison of Quarters Ended June 30, 2018 and 2017

Revenues

The following table summarizes our revenues:

	Quarters Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Revenues	$3,751.6	$4,310.1	$(558.5)	(13.0)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the second quarter of 2018 total revenues decreased by approximately $0.6 million, or 13.0%, from the second quarter of 2017. Quell revenues of approximately $2.1 million, a decline of approximately $1.0 million or 31.9% from the comparable 2017 period, reflected our decision to defer certain advertising spending, which was reduced by 37.1% from the comparable 2017 quarter. We intend to utilize this deferred spending to support the product launch of the next generation of Quell in the second half of 2018. DPNCheck revenues of approximately $1.3 million increased by approximately $0.5 million, or 57.9% from the same period in 2017. Our legacy products contributed approximately $0.4 million in revenue for the second quarter of 2018, as compared to approximately $0.5 million in the second quarter of 2017.
Upon adoption of the new revenue recognition standard ASU 2014-9, we discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues. Had the accounting principles of ASU 2014-9 been applied in the second quarter of 2017 revenues would have been $0.5 million greater than the $4.3 million previously reported.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Quarters Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenues	$1,950.3	$2,639.4	$(689.1)	(26.1)%

Gross profit	$1,801.3	$1,670.7	$130.6	7.8%

Our cost of revenues decreased approximately $0.7 million, or 26.1% to approximately $2.0 million in the second quarter of 2018 from approximately $2.6 million in the comparable period in 2017. The gross profit rate increased to 48.0% in the second quarter of 2018 from 38.8% in the prior year. This reflected strengthening Quell margins due to favorable product mix as well as heavier weighting of higher margin DPNCheck revenue.

Operating Expenses

The following table summarizes our operating expenses:

	Quarters Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,616.9	$877.6	$739.3	84.2%
Sales and marketing	2,200.9	2,919.3	(718.4)	(24.6)%
General and administrative	1,170.6	1,245.3	(74.7)	(6.0)%
Total operating expenses	$4,988.4	$5,042.2	$(53.8)	(1.1)%

Research and Development

Research and development expenses for the quarters ended June 30, 2018 and 2017 were approximately $1.6 million and $0.9 million, respectively. The increase of approximately $0.7 million encompasses a $0.5 million increase in development spending on the next generation of Quell as well as costs to support the GSK Collaboration.

Sales and Marketing

Sales and marketing expenses were approximately $2.2 million and $2.9 million for the quarters ended June 30, 2018 and 2017, respectively. The spending reflected a decrease of approximately $0.7 million, or 37.1%, in promotional spending.

General and Administrative

General and administrative expenses were flat at approximately $1.2 million for the quarters ended June 30, 2018 and 2017. The small decrease of less than $0.1 million reflected a decrease in professional services expenses.

Collaboration income

	Quarters Ended June 30,
	2018	2017	Change	% Change
	(in thousands)

Collaboration income	$3,750.0	$—	$3,750.0	100.0%

In January 2018, we entered into a collaboration (the "Collaboration") with GlaxoSmithKline ("GSK") in which we sold to GSK rights to our Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. We retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million, of which $5.0 million was paid at closing and the balance due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund future Quell technology development during an initial period starting in 2019. Upon attainment of a development milestone, the Company recorded Collaboration income of $3.7 million, net of costs, for the quarter ended June 30, 2018.

Other income

	Quarters Ended June 30,
	2018	2017	Change	% Change
	(in thousands)

Other income	$11.0	$133.8	$(122.8)	(91.8)%

Other income includes interest income and warrant liability fair value changes.

Net income (loss) per common share applicable to common stockholders, basic and diluted

The net income (loss) per common share applicable to common stockholders, basic and diluted, was $0.08 and $0.04, respectively, for the quarter ended June 30, 2018 and $(2.49), both basic and diluted for the quarter ended June 30, 2017. Weighted average shares outstanding used in computing per share amounts are included in Note 3 to the Financial Statements.

Comparison of Six Months Ended June 30, 2018 and 2017

Revenues

The following table summarizes our revenues:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Revenues	$8,694.6	$8,616.2	$78.4	0.9%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the first six months of 2018 total revenues increased by approximately $0.1 million, or 0.9%, from the first six months of 2017. Quell revenues of approximately $5.5 million, a decline of approximately $0.6 million or 9.5% from the comparable 2017 period, reflected our decision to defer certain advertising spending, which was reduced by 23.0% from the comparable 2017 quarter. We intend to utilize this deferred spending to support the product launch of the next generation of Quell in the second half of 2018. DPNCheck revenues of approximately $2.4 million increased approximately $0.8 million, or 50.5%, over the same period in 2017. Our legacy products contributed approximately $0.8 million in revenue for the first six months of 2018, as compared to approximately $0.9 million in the same period in 2017.

Upon adoption of the new revenue recognition standard ASU 2014-9, we discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues. Had the accounting principles of ASU 2014-9 been applied in the first six months of 2017 revenues would have been $0.5 million greater than the $8.6 million previously reported.

Cost of Revenues and Gross Profit

The following table summarizes our cost of revenues and gross profit:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenues	$4,905.6	$5,337.0	$(431.4)	(8.1)%

Gross profit	$3,789.0	$3,279.2	$509.8	15.5%

Our cost of revenues of approximately $4.9 million decreased $0.4 million, or 8.1%, from $5.3 million in the comparable period in 2017. The gross profit rate increased to 43.6% in the first six months of 2018 from 38.1% in the first six months of 2017. Gross profit rates improved for both Quell and DPNCheck.
.

Operating Expenses

The following table summarizes our operating expenses:

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,896.4	$1,780.9	$1,115.5	62.6%
Sales and marketing	4,705.6	5,517.0	(811.4)	(14.7)%
General and administrative	2,974.8	2,667.1	307.7	11.5%
Total operating expenses	$10,576.8	$9,965.0	$611.8	6.1%

Research and Development

Research and development expenses for the six months ended June 30, 2018 and 2017 were approximately $2.9 million and $1.8 million, respectively. The increase of approximately $1.1 million encompasses an $0.8 million increase in Quell development spending and a $0.2 million increase in personnel costs.

Sales and Marketing

Sales and marketing expenses were approximately $4.7 million and $5.5 million for the six months ended June 30, 2018 and 2017, respectively, reflecting a decrease of approximately $0.8 million, or 23.0%, in promotional spending.

General and Administrative

General and administrative expenses were approximately $3.0 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase of approximately $0.3 million reflects additional spending of $0.2 million in professional services expense and $0.2 million in stock-based compensation.

Collaboration income

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands)

Collaboration income	$8,505.7	$—	$8,505.7	100.0%

In January 2018, we entered the Collaboration with GSK in which we sold to GSK rights to our Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. We retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million of which $5.0 million was paid at closing and the balance due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund future Quell technology development during an initial period starting in 2019. Upon sale of rights to our Quell technology for markets outside of the United States and attainment of a development milestone, the Company recorded Collaboration income of $8.5 million, net of costs, for the six months ended June 30, 2018.

Other income

	Six Months Ended June 30,
	2018	2017	Change	% Change
	(in thousands)

Other income	$22.3	$215.6	$(193.3)	(89.7)%

Other income includes interest income and warrant liability fair value changes. The change in fair value of warrant liability was zero and $0.2 million for the six months ended June 30, 2018 and 2017, respectively.

Net income (loss) per common share applicable to common stockholders, basic and diluted

The net income (loss) per common share applicable to common stockholders, basic and diluted, was $0.25 and $0.13, respectively, for the six months ended June 30, 2018 and $(9.12), both basic and diluted for the six months ended June 30, 2017. Weighted average shares outstanding used in computing per share amounts are included in Note 3 to the Financial Statements. In the six months ended June 30, 2017, per share amounts reflected a deemed dividend attributable to preferred stockholders of $4.0 million, or $(3.51) per share, related to our Q1 2017 equity offering; plus our net loss of $6.5 million, or $(5.61) per share.

Liquidity and Capital Resources

Our principal source of liquidity is our cash resources which, as of June 30, 2018, totaled $7.1 million. Funding for our operations largely depends on the success of our commercial products for chronic pain and neuropathy, and on milestone achievement under the GSK Collaboration. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, or unanticipated setbacks toward the achievement of the GSK milestones would have an adverse effect on our liquidity and cash. The following table sets forth information relating to our cash resources:

	June 30, 2018	December 31, 2017	Change	% Change
	($ in thousands)

Cash and cash equivalents	$7,108.9	$4,043.7	$3,065.2	75.8%

The Company is party to a Loan and Security Agreement with a bank. As of June 30, 2018 this credit facility permitted the Company to borrow up to $2.5 million on a revolving basis. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5% and will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility also includes traditional lending and reporting covenants. As of June 30, 2018, we were in compliance with these covenants.

During the six months ended June 30, 2018, cash and cash equivalents increased by $3.1 million reflecting proceeds the GSK Collaboration funding offset by net cash usage from business operations.

In managing working capital, we focus on two important financial measurements as presented below:

	Quarters Ended June 30,		Year Ended December 31,
	2018	2017	2017

Days sales outstanding (days)	32	32	37
Inventory turnover rate (times per year)	3.6	7.8	6.5
Days sales outstanding reflect customer payment terms which vary from payment on order to 60 days from invoice date. The lower inventory turnover rate in the quarter ended June 30, 2018 reflects the combined effects of reduced Quell shipments and inventory build in anticipation of the new Quell product launch.

The following sets forth information relating to sources and uses of our cash:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(5,309.6)	$(6,611.7)
Net cash provided by collaboration income	8,505.7	—
Net cash provided by (used in) operating activities	$3,196.1	$(6,611.7)
Net cash used in investing activities	$(130.8)	$(37.9)
Net cash provided by financing activities	$—	$6,312.4

Our operating activities, excluding collaboration income, consumed $5.3 million of cash for the six months ended June 30, 2018, which reflected our operating net loss of $6.8 million. The operating loss includes non-cash stock compensation expense of approximately $0.4 million. In addition, operating activities included decreases in accounts receivable of $1.3 million and in prepaid expenses and other current and long-term assets of $0.6 million, partially offset by decreases in accrued product returns of $0.6 million.

We held cash and cash equivalents of $7.1 million as of June 30, 2018. We believe that these resources, together with the cash to be generated from expected product sales and the potential achievement of development milestones under the Collaboration will be sufficient to meet our projected operating requirements into 2019. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) delays in achieving Quell development milestones and related payments from GSK; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments or inquiries affecting our existing products and products under development; (f) changes we may make in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we may need to raise additional funds to support our operating and capital needs in 2019 and beyond. These factors raise substantial doubt about our ability to continue as a going concern for the one year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to applicable SEC rules, our ability to sell shares under the shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of June 30, 2018, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-2, Leases (Topic 842) (“ASU 2016-2”). ASU 2016-2 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact, ASU 2016-2 will have on the Company’s financial statements and which adoption method will be used.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company intends to repurchase, from time to time, warrants to purchase its common stock that are traded on Nasdaq under the symbol NUROW. The Company may expend up to $25,000 in making these purchases on Nasdaq from time to time. Through June 30, 2018, the Company spent $2,391 to repurchase 38,506 warrants to purchase its common stock.

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

NEUROMETRIX, INC.

July 19, 2018	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

July 19, 2018	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1.3	Lease Extension #1 dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Statements of Operations for the quarters and six months ended June 30, 2018 and 2017, (iii) Statements of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Financial Statements.