Form 10-Q
period 2018-09-30
NeuroMetrix, Inc.
filed 2018-10-17
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
		(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,365,038 shares of common stock, par value $0.0001 per share, were outstanding as of October 12, 2018.
In addition, there were 454,781 warrants to purchase shares of the issuer's common stock listed under NUROW on the Nasdaq stock exchange outstanding as of October 12, 2018.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2018

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,530,598	$4,043,681
Accounts receivable, net	1,615,842	1,049,329
Inventories	2,597,340	2,142,561
Prepaid expenses and other current assets	827,823	1,867,803
Total current assets	12,571,603	9,103,374

Fixed assets, net	380,468	440,842
Other long-term assets	86,255	55,008
Total assets	$13,038,326	$9,599,224

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$1,151,235	$733,305
Accrued expenses and compensation	1,921,406	2,362,124
Accrued product returns	1,105,960	666,375
Deferred revenue	—	820,031
Total current liabilities	4,178,601	4,581,835

Total liabilities	4,178,601	4,581,835

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	18	30
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 7,365,038 and 2,706,066 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	737	271
Additional paid-in capital	197,072,928	196,355,142
Accumulated deficit	(188,213,958)	(191,338,054)
Total stockholders’ equity	8,859,725	5,017,389
Total liabilities and stockholders’ equity	$13,038,326	$9,599,224

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$3,666,780	$3,546,680	$12,361,338	$12,162,861

Cost of revenues	1,821,111	2,040,997	6,726,675	7,378,001

Gross profit	1,845,669	1,505,683	5,634,663	4,784,860

Operating expenses:
Research and development	1,178,468	840,577	4,074,895	2,621,445
Sales and marketing	2,334,340	2,919,504	7,039,933	8,436,497
General and administrative	1,015,489	1,258,466	3,990,266	3,925,595

Total operating expenses	4,528,297	5,018,547	15,105,094	14,983,537

Loss from operations	(2,682,628)	(3,512,864)	(9,470,431)	(10,198,677)

Other income:
Collaboration income	3,750,000	—	12,255,704	—
Other income	18,686	3,881	40,965	219,498

Total other income	3,768,686	3,881	12,296,669	219,498

Net income (loss)	1,086,058	(3,508,983)	2,826,238	(9,979,179)

Net income (loss) applicable to common stockholders:

Deemed dividends attributable to preferred shareholders	—	(2,833,098)	—	(6,874,780)

Net income (loss) applicable to common stockholders	$1,086,058	$(6,342,081)	$2,826,238	$(16,853,959)

Net income (loss) per common share applicable to common stockholders,
Basic	$0.15	$(3.11)	$0.40	$(11.62)
Diluted	$0.08	$(3.11)	$0.20	$(11.62)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$2,826,238	$(9,979,179)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	166,262	198,892
Stock-based compensation	414,722	170,093
Change in fair value of warrant liability	—	(208,480)
Changes in operating assets and liabilities:
Accounts receivable	786,986	315,285
Inventories	(454,779)	(533,836)
Prepaid expenses and other current and long-term assets	425,242	(365,547)
Accounts payable	417,930	(22,074)
Accrued expenses and compensation	(146,454)	678,326
Accrued product returns	(852,596)	(30,529)
Deferred revenue	—	297,558
Net cash provided by (used in) operating activities	3,583,551	(9,479,491)

Cash flows from investing activities:
Purchases of fixed assets	(105,888)	(70,226)
Net cash used in investing activities	(105,888)	(70,226)

Cash flows from financing activities:
Net proceeds from issuance of stock and warrants	9,254	9,569,800
Net cash provided by financing activities	9,254	9,569,800

Net increase in cash and cash equivalents	3,486,917	20,083
Cash and cash equivalents, beginning of period	4,043,681	3,949,135
Cash and cash equivalents, end of period	$7,530,598	$3,969,218
Supplemental disclosure of cash flow information:
Change in fair value of warrant liability from repricing	$—	$244,611
Exchange of warrant liability for Series F Preferred Stock	$—	$40,772
Common stock issued to settle employee incentive compensation obligation	$294,264	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2018

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

In January 2018, the Company entered into a collaboration (the "Collaboration") with GlaxoSmithKline ("GSK"). The Collaboration set up a framework for the joint development of the next generation of Quell, recently launched in the United States in September 2018, and the assignment of areas of marketing responsibility. The initial term of the Collaboration runs through 2020. Through September 30, 2018, GSK has paid the Company $12.7 million, committed to future performance milestone payments totaling up to $13.8 million, and agreed to co-fund Quell development costs starting in 2019.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. In recent years, the Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2018, the Company had an accumulated deficit of $188.2 million. The Company held cash and cash equivalents of $7.5 million as of September 30, 2018. The Company believes that these resources, together with the cash to be generated from expected product sales and the potential achievement of additional development milestones under the Collaboration with GSK, will be sufficient to meet its projected operating requirements into the second quarter of 2019. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues; (b) delays in achieving Quell development milestones and related payments from GSK; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) regulatory developments or inquiries affecting the Company’s existing products and products under development; (f) changes the Company may make in its research and development spending plans; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in the second quarter of 2019 and beyond. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company intends to obtain additional funding through public or private financing, or through additional credit lines or other debt financing sources. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals may be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2018, unaudited statements of operations for the quarters and nine months ended September 30, 2018 and 2017 and the unaudited statements of cash flows for the nine months ended September 30, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2017 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on February 8, 2018 (File No. 001-33351), or the Company’s 2017 Form 10-K.

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

Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), is a comprehensive revenue recognition standard that superseded nearly all existing revenue recognition guidance. The Company adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, the Company discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. Generally, the new standard results in earlier recognition of revenues.

 Upon adoption of ASU 2014-09, the Company recorded a decrease in accumulated deficit of $297,858 as detailed in the following table:

	As reported		After adoption
	December 31, 2017	ASU 2014-09 Impact	January 1, 2018

Accounts receivable, net	$1,049,329	$1,353,499	$2,402,828
Prepaid expenses and other current assets	$1,867,803	$(583,491)	$1,284,312
Total current assets	$9,103,374	$770,008	$9,873,382

Accrued product returns	$666,375	$1,292,181	$1,958,556
Deferred revenue	$820,031	$(820,031)	$—
Total current liabilities	$4,581,835	$472,150	$5,053,985

Accumulated deficit	$(191,338,054)	$297,858	$(191,040,196)
Total stockholders’ equity	$5,017,389	$297,858	$5,315,247

The following table summarizes the effects of adopting ASU 2014-09 on the Company's statement of operations for the quarter ended September 30, 2018:

	As reported	Adjustments	Amounts under prior GAAP
Revenues	$3,666,780	$96,333	$3,763,113
Cost of revenues	$1,821,111	$46,237	$1,867,348
Gross profit	$1,845,669	$50,096	$1,895,765
Net income applicable to common stockholders	$1,086,058	$50,096	$1,136,154
Net income per common share applicable to common stockholders,
Basic	$0.15	$—	$0.15
Diluted	$0.08	$—	$0.08

The following table summarizes the effects of adopting ASU 2014-09 on the Company's statement of operations for the nine months ended September 30, 2018:

	As reported	Adjustments	Amounts under prior GAAP
Revenues	$12,361,338	$376,198	$12,737,536
Cost of revenues	$6,726,675	$311,723	$7,038,398
Gross profit	$5,634,663	$64,475	$5,699,138
Net income applicable to common stockholders	$2,826,238	$64,475	$2,890,713
Net income per common share applicable to common stockholders,
Basic	$0.40	$0.01	$0.41
Diluted	$0.20	$0.01	$0.21

The following table summarizes the effects of adopting ASU 2014-09 on the Company's balance sheet as of September 30, 2018:

	As reported	Adjustments	Amounts under prior GAAP

Accounts receivable, net	$1,615,842	$(211,222)	$1,404,620
Prepaid expenses and other current assets	$827,823	$271,767	$1,099,590
Total current assets	$12,571,603	$60,545	$12,632,148

Accrued product returns	$1,105,960	$(525,000)	$580,960
Deferred revenue	$—	$818,929	$818,929
Total current liabilities	$4,178,601	$293,929	$4,472,530

Accumulated deficit	$(188,213,958)	$(233,384)	$(188,447,342)
Total stockholders’ equity	$8,859,725	$(233,384)	$8,626,341

Adoption of the standard had no impact on total net cash from or used in operating, investing, or financing activities within the statements of cash flows.

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $25,000 as of September 30, 2018 and December 31, 2017.

One customer accounted for 16% and two customers accounted for 28% of total revenue in the quarter and nine months ended September 30, 2018, respectively. One customer accounted for 21% and 18% of total revenue for the quarter and nine months ended September 30, 2017, respectively. Customers that individually account for greater than 10% of accounts receivables totaled 28% and 66% as of September 30, 2018 and December 31, 2017, respectively.

Collaboration

In January 2018, the Company entered into the Collaboration with GSK. The Company sold to GSK the rights to the Company’s Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. The Company retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million, of which $5.0 million was paid at closing, $7.7 million was paid upon attainment of product development milestones, and the balance will be due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund Quell technology development during an initial period starting in 2019. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of $3,750,000 and $12,255,704, for the quarter and nine months ended September 30, 2018, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at September 30, 2018 was $263,734. The total compensation costs are expected to be recognized over a weighted-average period of 2.1 years.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact ASU 2016-02 will have on the Company’s financial statements and which adoption method will be used.

2.	Comprehensive Income (Loss)

For the quarters and nine months ended September 30, 2018 and 2017, the Company had no components of other comprehensive income or loss other than net income (loss) itself.

3.	Net Income (Loss) Per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) applicable to common stockholders	$1,086,058	$(6,342,081)	$2,826,238	$(16,853,959)

Weighted average number of common shares outstanding, basic	7,365,038	2,036,117	7,016,789	1,450,237
Dilutive convertible preferred stock	6,584,674	—	6,847,164	—
Weighted average number of common shares outstanding, dilutive	13,949,712	2,036,117	13,863,953	1,450,237

Net income (loss) per common share applicable to common stockholders, basic	$0.15	$(3.11)	$0.40	$(11.62)
Net income (loss) per common share applicable to common stockholders, diluted	$0.08	$(3.11)	$0.20	$(11.62)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options	474,148	100,237	426,166	98,642
Warrants	459,375	1,206,504	459,375	3,469,612
Convertible preferred stock	—	6,422,034	—	4,328,089
Total	933,523	7,728,775	885,541	7,896,343

4.	Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Purchased components	$1,702,525	$505,293
Finished goods	894,815	1,637,268
	$2,597,340	$2,142,561

5.	Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	September 30, 2018	December 31, 2017
Accrued compensation	$578,167	$786,184
Technology fees	450,000	450,000
Professional services	285,000	603,000
Warranty reserve	159,727	127,361
Advertising and promotion	139,900	160,800
Other	308,612	234,779
	$1,921,406	$2,362,124

6.	Commitments and Contingencies

Operating Lease

In June 2018, the Company extended the lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) through September 2025. As of September 2018, the Woburn Lease has a monthly base rent of $13,918 and a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its principal corporate office and product development location in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is $37,788.

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

		Fair Value Measurements at September 30, 2018 Using
	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,893,447	$4,893,447	$—	$—
Total	$4,893,447	$4,893,447	$—	$—

		Fair Value Measurements at December 31, 2017 Using
	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,744,965	$1,744,965	$—	$—
Total	$1,744,965	$1,744,965	$—	$—

8.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of September 30, 2018, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended most recently in January 2018 and expires in January 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2018, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's landlords. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2018 was approximately $2.3 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2018	December 31, 2017
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2018 and December 31, 2017; no shares issued and outstanding at September 30, 2018 and December 31, 2017	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at September 30, 2018 and December 31, 2017; 500 shares issued and outstanding at September 30, 2018 and December 31, 2017	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at September 30, 2018 and December 31, 2017; 14,052.93 shares issued and outstanding at September 30, 2018 and December 31, 2017	$14	$14
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at September 30, 2018 and December 31, 2017; 3,260.70 and 7,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$3	$7
Series F convertible preferred stock, $0.001 par value; 10,621 shares designated at September 30, 2018 and December 31, 2017; zero and 7,927.05 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	$—	$8

2018 equity activity

In 2018, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2018 issuance totaled 214,791 shares with a value of $294,264 reflecting the $1.37 closing price of the Company’s common stock as reported on the Nasdaq Capital Market on April 12, 2018.
During the nine months ended September 30, 2018, 3,739.3 shares of the Series E Preferred Stock were converted into a total of 1,421,787 shares of Common Stock. As of September 30, 2018, 3,260.70 shares of Series E Preferred Stock remained outstanding.

During the nine months ended September 30, 2018, 7,927.05 shares of the Series F Preferred Stock were converted into a total of 3,014,087 shares of Common Stock. As of September 30, 2018, zero shares of Series F Preferred Stock remained outstanding.

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

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The global market for pain management drugs and devices alone was valued at $35 billion in 2012. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. Estimated out-of-pocket spending in the United States on chronic pain is $20 billion per year.

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

Nerve stimulation is an established treatment for chronic pain supported by numerous clinical studies demonstrating efficacy. In simplified outline, the mechanism of action involves intensive nerve stimulation to activate the body’s central pain inhibition system resulting in pain relief. The nerve stimulation activates brainstem pain centers leading to the release of endogenous opioids to reduce pain signal transmission through the central nervous system. This therapeutic approach is available through deep brain stimulation and through implantable spinal cord stimulation, both of which require surgery and have attendant risks. We believe that non-invasive approaches to neuro-stimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient compliance.

Quell is our OTC wearable device for pain relief. Quell revenues for fiscal years 2017 and 2016 were approximately $12.4 million and $7.4 million, respectively. Quell revenues for the nine months ended September 30, 2018 were approximately $7.7 million. We have a development and marketing collaboration with GlaxoSmithKline (NYSE: GSK) for the next generation Quell technology which was recently launched as Quell 2.0 in the United States and is planned to launch outside the United States in 2019 and beyond. Quell utilizes our patented neuro-stimulation technology to provide relief from chronic pain. This advanced wearable device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the U.S. Food and Drug Administration (the “FDA”) for treatment of chronic intractable pain without a doctor’s prescription. Users of the device have the option of using their smartphones to control pain therapy and to track sleep, activity, gait and therapy parameters. Quell is distributed in the United States via e-commerce, direct response television, various retail merchandisers and others. Distribution is supported by television and social media promotion to expand product awareness.

DPNCheck is our diagnostic test for peripheral neuropathies. DPNCheck revenues for fiscal years 2017 and 2016 were approximately $3.1 million, and $2.5 million, respectively. DPNCheck revenues for the nine months ended September 30, 2018 were approximately $3.6 million. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. DPNCheck is marketed in Japan by our distribution partner Fukuda Denshi; in China by OMRON Medical (Beijing) Ltd.; and in Mexico by Scienta Farma.

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active customer accounts that regularly orders aftermarket products. We successfully implemented this model when we started our business with the NC-stat system and applied it to subsequent product generations including ADVANCE. Our more recently developed products, Quell and DPNCheck, conform to this model.

Results of Operations

Comparison of Quarters Ended September 30, 2018 and 2017

Revenues

	Quarters Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Revenues	$3,666.8	$3,546.7	$120.1	3.4%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the third quarter of 2018 total revenues increased by $0.1 million, or 3.4%, from the third quarter of 2017. Quell revenues of $2.2 million were the largest contributor to total revenue. They were $0.4 million, or 13.9%, below the comparable 2017 period. This was due to our decision to reduce advertising spending until the launch of Quell 2.0 in September 2018. DPNCheck revenues of $1.1 million increased by $0.5 million, or 76.1% from 2017. Our legacy products contributed $0.3 million of revenue in the third quarters of 2018 and 2017.
In 2018 we adopted revenue recognition standard ASU 2014-09 and discontinued revenue deferral under the previously mandated sell-through revenue model. Generally, the new standard results in earlier recognition of revenues. Had we not changed our revenue recognition policy, revenue in the third quarter of 2018 would have been $0.1 million lower than reported.

Cost of Revenues and Gross Profit

	Quarters Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenues	$1,821.1	$2,041.0	$(219.9)	(10.8)%

Gross profit	$1,845.7	$1,505.7	$340.0	22.6%

Our gross profit margin was 50.3% in the third quarter of 2018 versus 42.5% in the prior year. The margin improvement of 780 basis points or 18% was due to increased weighting of our high margin DPNCheck business within total revenue plus the improved profitability structure of our next generation product Quell 2.0, launched in September 2018.

Operating Expenses

	Quarters Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,178.5	$840.6	$337.9	40.2%
Sales and marketing	2,334.3	2,919.5	(585.2)	(20.0)%
General and administrative	1,015.5	1,258.5	(243.0)	(19.3)%
Total operating expenses	$4,528.3	$5,018.6	$(490.3)	(9.8)%

Research and Development

Research and development expense in the third quarter of 2018 increased by 40.2% from the prior year due to increases in personnel costs of $0.1 million and engineering consulting services of $0.3 million for product development and to support the GSK Collaboration.

Sales and Marketing

Sales and marketing expense in the third quarter of 2018 declined by 20.0% from the prior year as we reduced Quell advertising spending by $0.6 million prior to the launch of our next generation product, Quell 2.0, which occurred late in the quarter.

General and Administrative

General and administrative expense declined by 19.3% from the prior year due to reduced spending on professional services

Collaboration income

	Quarters Ended September 30,
	2018	2017	Change	% Change
	(in thousands)

Collaboration income	$3,750.0	$—	$3,750.0	100.0%

In January 2018, we entered into a collaboration (the "Collaboration") with GlaxoSmithKline ("GSK") in which we sold to GSK rights to our Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. We retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million, of which $5.0 million was paid at closing and the balance due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund future Quell technology development during an initial period starting in 2019. Upon attainment of a development milestone, the Company recorded Collaboration income of $3.8 million, net of costs, for the quarter ended September 30, 2018.

Other income

	Quarters Ended September 30,
	2018	2017	Change	% Change
	(in thousands)

Other income	$18.7	$3.9	$14.8	379.5%

Other income primarily includes interest income.

Net income (loss) per common share applicable to common stockholders, basic and diluted

Net income per common share applicable to common stockholders was $0.15 basic and $0.08 diluted for the quarter ended September 30, 2018. Net loss per common share applicable to common stockholders was $(3.11), basic and diluted for the quarter ended September 30, 2017. Weighted average shares outstanding used in computing per share amounts are included in Note 3 to the Financial Statements. In the quarter ended September 30, 2017, per share amounts reflected a deemed dividend attributable to preferred stockholders of $2.8 million, or $(1.39) per share, related to an equity offering, plus a net loss of $3.5 million, or $(1.72) per share.

Comparison of Nine Months Ended September 30, 2018 and 2017

Revenues

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Revenues	$12,361.3	$12,162.9	$198.4	1.6%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the first nine months of 2018 total revenues increased by $0.2 million, or 1.6%, from the prior year. Quell revenues of $7.7 million were the largest contributor to total revenue. They were $0.9 million, or 10.8%, below the prior year due to deferred advertising spending in the second and third quarters until the launch of Quell 2.0 in September 2018. DPNCheck revenues of $3.6 million increased $1.3 million, or 57.8%, from 2017. Our legacy products contributed $1.1 million in revenue, down from $1.2 million in 2017.

In 2018 we adopted revenue recognition standard ASU 2014-09 and discontinued revenue deferral under the previously mandated sell-through revenue model. Generally, the new standard results in earlier recognition of revenues. Had we not changed our revenue recognition policy, revenue in the first nine months of 2018 would have been $0.4 million higher than reported.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenues	$6,726.7	$7,378.0	$(651.3)	(8.8)%

Gross profit	$5,634.6	$4,784.9	$849.7	17.8%

Our gross profit margin was 45.6% in the first nine months of 2018 versus 39.3% in the prior year. The margin improvement of 630 basis points or 16% was due to increased weighting of our high margin DPNCheck business within total revenue plus the improved profitability structure of our next generation product Quell 2.0, launched in September 2018.

Operating Expenses

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$4,074.9	$2,621.4	$1,453.5	55.4%
Sales and marketing	7,039.9	8,436.5	(1,396.6)	(16.6)%
General and administrative	3,990.3	3,925.6	64.7	1.6%
Total operating expenses	$15,105.1	$14,983.5	$121.6	0.8%

Research and Development

Research and development expenses for the nine months ended September 30, 2018 increased by 55.4% from 2017 due to higher personnel costs of $0.2 million and engineering consulting services of $1.1 million for product development and to support the GSK Collaboration.

Sales and Marketing

Sales and marketing expense for the nine months ended September 30, 2018 decreased by 16.6% from 2017 as we deferred Quell advertising spending prior to launch of our next generation product, Quell 2.0, which occurred in September 2018.

General and Administrative

General and administrative expense was relatively unchanged for the nine months ended September 30, 2018 and 2017.

Collaboration income

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands)

Collaboration income	$12,255.7	$—	$12,255.7	100.0%

In January 2018, we entered into a Collaboration with GSK in which we sold to GSK rights to our Quell technology for markets outside of the United States, including certain patents and related assets, and agreed to complete development milestones for the next-generation Quell technology. We retained exclusive ownership of Quell technology in the U.S. market. GSK agreed to payments totaling up to $26.5 million of which $5.0 million was paid at closing and the balance due upon achievement of defined development and commercialization milestones. In addition, the parties agreed to jointly fund future Quell technology development during an initial period starting in 2019. In addition to the payment made at closing, two development milestones were achieved in the nine months ended September 30, 2018 which resulted in total payments, net of costs, of $7.5 million.

Other income

	Nine Months Ended September 30,
	2018	2017	Change	% Change
	(in thousands)

Other income	$41.0	$219.5	$(178.5)	(81.3)%

Other income includes interest income and warrant liability fair value changes. The change in fair value of warrant liability was zero and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Net income (loss) per common share applicable to common stockholders, basic and diluted

Net income per common share applicable to common stockholders was $0.40 basic and $0.20 diluted for the nine months ended September 30, 2018. Net loss per common share applicable to common stockholders was $(11.62), basic and diluted for the nine months ended September 30, 2017. Weighted average shares outstanding used in computing per share amounts are included in Note 3 to the Financial Statements. In the nine months ended September 30, 2017, per share amounts reflected a deemed dividend attributable to preferred stockholders of $6.9 million, or $(4.74) per share, related to 2017 equity offerings, plus a net loss of $10.0 million, or $(6.88) per share.

Liquidity and Capital Resources

Our principal source of liquidity is cash of $7.5 million at September 30, 2018. Funding for our operations largely depends on our commercial products for chronic pain and neuropathy, and on milestone achievement under the GSK Collaboration. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, or unanticipated setbacks toward the achievement of the GSK milestones would have an adverse effect on our liquidity and cash.

	September 30, 2018	December 31, 2017	Change	% Change
	($ in thousands)

Cash and cash equivalents	$7,530.6	$4,043.7	$3,486.9	86.2%

We are party to a Loan and Security Agreement with a bank. As of September 30, 2018 this credit facility permitted us to borrow up to $2.5 million on a revolving basis. Amounts borrowed under the credit facility bear interest equal to the prime rate plus 0.5% and are collateralized by cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. We were in compliance with these covenants at September 30, 2018.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended September 30,		Year Ended December 31,
	2018	2017	2017

Days sales outstanding (days)	34	34	37
Inventory turnover rate (times per year)	2.9	4.3	6.5

Days sales outstanding reflect customer payment terms which vary from payment on order to 60 days from invoice date. Our inventory turnover rate declined during the quarter ended September 30, 2018 as we increased parts and finished good inventory built in anticipation of the Quell 2.0 new product launch.

During the nine months ended September 30, 2018, cash increased by $3.5 million reflecting proceeds of the GSK Collaboration offset by net cash used by operating and investing activities.

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(8,672.1)	$(9,479.5)
Net cash provided by collaboration income	12,255.7	—
Net cash provided by (used in) operating activities	$3,583.6	$(9,479.5)
Net cash used in investing activities	$(105.9)	$(70.2)
Net cash provided by financing activities	$9.3	$9,569.8

During the nine months ended September 30, 2018 our operating activities consumed $8.7 million of cash offset by $12.3 million of collaboration income. Our loss from operations of $9.5 million included non-cash stock compensation expense of approximately $0.4 million. In addition, operating activities included decreases in accrued product returns of $0.9 million, increases in inventory of $0.5 million, and decreases in accounts receivable of $0.8 million.

We held cash and cash equivalents of $7.5 million as of September 30, 2018. We believe that these resources, together with the cash to be generated from expected product sales will be sufficient to meet our operating requirements into the second quarter of 2019. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) delays in achieving Quell development milestones and related payments from GSK; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments or inquiries affecting our existing products and products under development; (f) changes we may make in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. Accordingly, we may need to raise additional funds to support our operating and capital needs in the second quarter of 2019 and beyond. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We maintain a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission (the "SEC") covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to applicable SEC rules, our ability to sell shares under the shelf registration statement, during any 12-month period, is limited to an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2018, we did not have any off-balance sheet financing arrangements.

See Note 6, Commitments and Contingencies, of our Notes to Unaudited Financial Statements for information regarding commitments and contingencies.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company is in the process of evaluating the new standard and assessing the impact ASU 2016-02 will have on the Company’s financial statements and which adoption method will be used.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

In 2017 the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”). The CID requested information in connection with an FTC review for compliance of the Company’s representations about Quell with Sections 5 and 12 of the FTC Act. The Company provided all requested documents as of March 31, 2018. To the knowledge of the Company, no complaint has been filed against the Company; however, no assurance can be given as to the timing or outcome of the investigation.

The Company intends to repurchase, from time to time, warrants to purchase its common stock that are traded on Nasdaq under the symbol NUROW. The Company may expend up to $25,000 in making these purchases on Nasdaq from time to time. Through September 30, 2018, the Company spent $2,391 to repurchase 38,506 warrants to purchase its common stock.

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

NEUROMETRIX, INC.

October 17, 2018	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

October 17, 2018	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Statements of Operations for the quarters and nine months ended September 30, 2018 and 2017, (iii) Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Financial Statements.