Form 10-K
period 2018-12-31
NeuroMetrix, Inc.
filed 2019-01-24
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-K
 _____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $9,257,703 based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2018.

As of January 23, 2019, there were 7,680,463 shares of Common Stock outstanding.

In addition, there were 454,781 warrants to purchase shares of Common Stock listed under NUROW on the Nasdaq Capital Market stock exchange outstanding as of January 23, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2019, or the 2019 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, stylized "Q", “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

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

ITEM 1. BUSINESS

Our Business — An Overview

NeuroMetrix is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for management of chronic pain. We have an experienced management team and Board of Directors. Our business is fully integrated with in-house capabilities spanning product research and development, manufacturing, regulatory affairs and compliance, sales and marketing, and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•	Wearable neurostimulation therapeutic devices

•	Point-of-care neuropathy diagnostic tests
Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as any pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems.

These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid or opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial. Increasingly, restrictions are being imposed on access to prescription opioids. Reflecting the complexity of chronic pain and the difficulty in treating, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total these pain relief products and services account for approximately $20 billion in annual spending in the United States.

Nerve stimulation is a long-established category of treatment for chronic pain. In simplified terms, the mechanism of action involves triggering the body’s central pain inhibition system to suppress pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our Quell wearable technology for chronic pain addresses these limitations and has demonstrated its efficacy in multiple clinical studies.

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes affecting over 50% of the diabetic population is nerve disease or diabetic neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in the feet and lower legs.

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a rapid, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in screening large populations likely susceptible to DPN. DPNCheck has been validated in numerous clinical studies.

Goals and Strategy

We believe that personalized neurostimulation to suppress pain can provide a valuable complement to pain medications and other treatments. Our Quell technology addresses this important medical need and we are uniquely positioned to make Quell available to chronic pain sufferers in the United States. We also recognize the worldwide need for an accurate, cost-effective technique to screen for diabetic peripheral neuropathy. Our DPNCheck technology was designed to address this specific need and is supported by an extensive body of clinical evidence. Our overall business objective is profitable growth led by targeted marketing of Quell and supported by an important contribution from DPNCheck. Profitable growth in the near term should include gross margin expansion, efficient deployment of operating spending and declining net cash consumption from operations.

We are entering the second year of our collaboration with GlaxoSmithKline Healthcare (GSK). In early 2018 we entered into the Asset Purchase Agreement, the Development and Services Agreement and related documents with GSK, which we refer to as the “GSK collaboration,” pursuant to which we sold to GSK the rights to Quell in markets outside the United States in exchange for $26.5 million in milestone payments and an agreement to co-fund the Quell development program starting in 2019. We recently amended the GSK collaboration to restructure the milestones and related payments. This had the effect of accelerating the timing of the milestones and recognizing a time-value-of-money adjustment. Also, we agreed with GSK on the 2019 Quell development program which will be overseen by a joint development committee of NeuroMetrix and GSK representatives. In 2018 we received $14.7 million in milestone funding from GSK. In 2019 we expect to receive GSK funding from both milestone achievement and the Quell development program. While the payments are not determinable at this time, we believe that the GSK funding will be adequate to address our 2019 capital requirements.

Driving Profitable Growth with Key Proprietary Products.

•
Quell is an advanced, wearable technology for treating chronic pain. It can be worn during the day while active and at night while sleeping. Quell is drug-free and has been cleared by the FDA for treatment of chronic pain without a prescription. Quell has been shown in multiple clinical studies to relieve chronic pain and, in a published study, 4 out of 5 users reported improvement in chronic pain. Quell users can personalize and manage therapy discreetly via the Quell app. Quell also offers health tracking relevant to chronic pain sufferers including pain, sleep, activity, and gait. Quell users can synchronize their data with the Quell Health Cloud™, which provides customized feedback and powers one of the world’s largest chronic pain databases.

Quell was made commercially available in the United States in mid-2015. Quell product sales during 2018 totaled $10.5 million and cumulatively from launch have totaled $32.6 million. We have shipped over 180,000 Quell devices to customers. Quell is available via e-commerce on our QuellRelief website and Amazon, and at select retailers. We use television and digital promotion to expand brand awareness. In September 2018 we launched our next generation product Quell 2.0 with enhanced functionality. Quell 2.0 features a 50% reduction in device size and 20% increase in power capacity, an updated app with coaching, an intensive therapy option, and advanced personalization.

In 2018 we initiated several key efforts to improve profitability:

•	User experience - launched Quell 2.0 with improved usability

•	User engagement - implemented focused, continuing user outreach to improve aftermarket sales

•	Distribution - restructured channels to emphasize e-commerce, minimize higher cost retail and home shopping

•	Cost of goods - launched Quell 2.0 incorporating a design for manufacturing efficiency

•	Pricing - launched Quell 2.0 at higher price and with bundling, subscription option for consumables

•	DPNCheck is a fast, accurate, quantitative diagnostic test for peripheral neuropathies, including diabetic peripheral neuropathy.

DPNCheck was made commercially available in late 2011. DPNCheck product sales in 2018 totaled $4.2 million and over the past three years totaled $12.1 million. We have shipped nearly 5,000 devices to customers. Our DPNCheck revenues are dominated by sales of high margin patient test biosensors. Our U.S. sales efforts focus on Medicare Advantage providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premium received by the provider. DPNCheck is marketed in Japan by our distribution partner Fukuda Denshi; in China by OMRON Medical (Beijing) Ltd.; and in Mexico by Scienta Farma.

Research and Development Innovation for Competitive Advantage

Our products are proprietary and were developed in-house by our R&D team. We believe that continual product innovation, focusing in our unique competency of precision neurostimulation, is essential to profitable growth and to competitive advantage. In 2019 we will enter the joint development phase of our GSK collaboration. Quell projects will constitute the majority of our R&D development efforts and will be prioritized and overseen by a joint steering committee of NeuroMetrix and GSK representatives. Quell projects will be jointly funded as part of the GSK collaboration. In addition, our R&D team will provide DPNCheck engineering resources to address product maintenance and development requirements.

Our Business Model

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active customer accounts that regularly orders aftermarket products. We successfully implemented this model with our original NC-stat system and have applied it to subsequent product generations including ADVANCE. Our more recent products, Quell and DPNCheck, conform to this model. Our Quell user engagement initiative also specifically targets increased aftermarket sales.

Primary Marketed Products

Quell

Quell is a wearable device for relief of chronic pain such as nerve pain due to diabetes, arthritis, fibromyalgia and lower back problems. It incorporates a collection of proprietary approaches designed to optimize the clinical efficacy of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device that is placed in a neoprene band worn on the upper calf, (2) an electrode that attaches to the device and is the interface between the device and the skin, and (3) a smartphone app which may be used to control the device and visualize, understand and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud for storage of user data, data analytics and clinical research. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for treatment of chronic pain and is available OTC. The device was made commercially available in June 2015. In a published clinical study, 81% of subjects reported an improvement in their chronic pain and health, and 67% reported a reduction in their use of pain medications. To encourage persons with chronic pain to try Quell, we offer a 60-day trial period during which the product can be returned for a full refund. To date, product returns have averaged approximately 25% which is broadly in line with the percentages of users who reported improvement in clinical results. Quell is available via e-commerce, select retailers and health care professionals. We utilize television promotion and digital advertising to expand product awareness. Cumulatively through 2018 over 180,000 Quell devices have been shipped to customers.

DPNCheck

DPNCheck is a fast, accurate, and quantitative nerve conduction test that is used to evaluate systemic neuropathies such as diabetic peripheral neuropathy. It is designed to be used by primary care physicians, endocrinologists, podiatrists and other clinicians at the point-of-care to objectively detect, stage, and monitor DPN. The device measures nerve conduction velocity and response amplitude of the sural nerve, a nerve in the lower leg and ankle. These parameters are widely recognized as sensitive and specific biomarkers of DPN. DPNCheck is comprised of: (1) an electronic hand-held device and (2) a single patient-use biosensor. In addition, we provide users with PC-based software that links to the device via a USB connection thereby allowing physicians to generate reports and manage their test data.

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to DPN. The modified device costs less than the original device but has the same functionality with respect to sural nerve testing. More than 3 million patient studies have been performed using our NC-stat technology. Our technology has been the subject of many published studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN. Cumulatively through 2018 nearly 5,000 DPNCheck devices have been shipped to customers.

ADVANCE System

Our legacy neurodiagnostics business is primarily the ADVANCE System which is a comprehensive platform for the performance of traditional nerve conduction studies. The ADVANCE System is comprised of: (1) the ADVANCE device and related modules, (2) various types of electrodes, and (3) a communication hub that enables a physician’s office to network the device to their office computers and to our servers for data archiving, report generation, and other network services. The ADVANCE System is used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve-specific electrode arrays but do not actively market the ADVANCE device.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Numerous papers have been published on the use of this technology in this clinical application. As of December 31, 2018, we had an installed base of approximately 250 active customers for the ADVANCE System.

The following chart summarizes our previously and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 180,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Relief for chronic, intractable pain	> 11,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 1,100,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	> 1,900,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)

Customers

Quell customers include consumers, retail merchandisers, direct response TV promoters, and health care professionals (physicians and clinics) in the United States. Cumulatively through December 31, 2018, over 180,000 Quell devices have been shipped. DPNCheck customers include managed care organizations, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Europe, Japan, China, the Middle East and Mexico. Cumulatively through December 31, 2018 nearly 5,000 DPNCheck devices have been shipped to customers. Our legacy ADVANCE System customers include approximately 250 active accounts covering primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation physicians, and neurosurgeons.

At December 31, 2018, two customers accounted for 45% of accounts receivable and two customers accounted for 23% of revenue.

Sales, Marketing, and Distribution

Quell is distributed in the United States via e-commerce including the Company’s website www.quellrelief.com and Amazon, and via select retailers and health care professionals. We utilize television promotion and digital advertising to expand product awareness.

Our U.S. sales efforts for DPNCheck focus on Medicare Advantage organizations and providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premiums received by the provider. We believe that attractive growth opportunities exist outside the United States, including Japan where DPNCheck is sold by our distribution partner Fukuda Denshi; in China where DPNCheck is sold by Omron Beijing Ltd.; and in Mexico where DPNCheck is sold by Scienta Farma.

Our installed base of ADVANCE accounts is supported by marketing and our customer service department. We are not actively pursuing new ADVANCE customers. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Quell sales and marketing efforts are led by our Senior Vice President and Chief Commercial Officer. Sales and marketing efforts for DPNCheck and ADVANCE are led by our Senior Vice President, General Manager, Diagnostics. We provide technical, clinical, and business practices training for our commercial employees including sales and marketing, and customer service.

Manufacturing and Supply

We perform final assembly and servicing of our Quell and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device which is no longer in production but for which we continue to sell accessories, is serviced by us. Outside suppliers provide us the sub-assemblies and components that we use in manufacturing Quell and DPNCheck, as well as our consumable products including biosensors and electrodes. We maintain alternative suppliers for some but not all of the sub-assemblies and key components. Consumable biosensors and electrodes are manufactured to our specifications by two long standing suppliers. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our manufacturing facility. We believe that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc., or Sunburst, has been manufacturing devices and providing sub-assemblies to us since 2005. Sunburst currently manufactures sub-assemblies for Quell and DPNCheck at a facility in Massachusetts. MC Assembly, Inc., or MC Assembly, has manufactured sub-assemblies for Quell at a facility in Massachusetts since 2016.

Johnson Medtech, LLC, or Johnson, has been manufacturing ADVANCE electrodes for us since 1999, currently at a facility in Ohio. Katecho, Inc., a full service original equipment manufacturer (or OEM) based in Iowa and specializing in medical and cosmetic devices, manufactures DPNCheck biosensors and Quell electrodes under normal commercial terms contained in our purchase orders.

We are registered with the FDA and subject to compliance with FDA quality system regulations. As a registered device manufacturer, we undergo regularly scheduled FDA quality system inspections, are subject to periodic inspections by state agencies and, if deemed necessary by the FDA, additional inspections may occur. We are also ISO registered and undergo frequent quality system audits by a European agency. ADVANCE and DPNCheck are cleared for marketing within the United States, Canada and the European Union. DPNCheck is also cleared for marketing in Japan, China and Mexico. Our neurostimulation systems for chronic pain, are cleared for marketing in the United States, Canada, the European Economic Area, and Australia; however, under terms of the agreements with GSK executed in 2018, our accessible market is restricted to the United States.

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry with over two decades of experience in developing diagnostic and therapeutic devices involving the precision stimulation and measurement of nerve signals for clinical purposes. Our company has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems.

Our R&D team works closely with our marketing group and customers to design products that are focused on improving clinical outcomes. The team consists of ten people including two who hold M.D. degrees and three who hold Ph.D. degrees. Our founder and Chief Executive Officer is extensively involved with our R&D efforts. He holds both M.D. and Ph.D. degrees and coordinates the clinical programs that are supported by NeuroMetrix.

R&D efforts currently encompass the following areas:

•
Quell Innovation.  Quell utilizes our proprietary wearable nerve stimulation technology to provide relief from chronic pain which can encompass lower back problems, fibromyalgia, arthritis, painful diabetic neuropathy and others. Quell is unique among OTC neurostimulation products in its clinical indications, technology, personalization and digital health features. While our R&D efforts to date have provided us first-to-market advantage, we anticipate that success will attract competition and that we must continually innovate to maintain a leadership position. Starting in 2019 our Quell development efforts will be overseen by a joint steering committee of NeuroMetrix and GSK representatives and will be co-funded by both NeuroMetrix and GSK. Also, we intend to continually strengthen our intellectual property position with the development of additional know-how and a growing body of patent applications.

•
Cost of Goods Sold (COGS) Improvement.  We have identified specific opportunities to reduce Quell COGS, with both near-term and longer-term initiatives underway. Lower COGS would improve gross margins and product profitability. The COGS initiatives involve R&D support as well as investment in engineering design and equipment.

•
Support for DPNCheck.  DPNCheck, our quantitative nerve conduction test for peripheral neuropathies including DPN, has experienced growing demand in the Medicare Advantage market in the United States, in Japan and in Mexico. DPNCheck has regulatory clearance in China and is in the early stages of building the market. The characteristics of new markets often require device modification for local acceptance which, in turn, involves our R&D team.

•
Support clinical studies for our wearable technology.  Quell is an FDA-cleared Class 2 medical device. We plan to continue to build the body of evidence from clinical studies that is foundational to Quell credibility among health care professionals and supports our marketing efforts.

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

In a study published in 2016 in the Journal of Pain Research, 81% of subjects reported a general improvement in their chronic pain and 67% reported a reduction in pain medication use after 60 days of use of Quell. Additional study findings included decreased interference from pain with sleep and walking ability. Another study published in the Journal of Pain Research in 2017 examined changes in chronic pain outcomes following 60 days of Quell use. Study subjects reported statistically and clinically significant improvement in all pain outcomes and all pain outcomes exhibited a strong dose-response relationship. In particular, about 60% of subjects with high Quell therapy utilization reported a large (at least 2 point) improvement in pain interference with activity or mood. In a recently published study in the Journal of Pain and Relief, Quell users showed statistically and clinically significant decrease in pain outcome after 60 days of use. There were no differences in pain outcomes or dose-response associations between study participants with distal chronic pain (i.e., affecting the feet and legs) and proximal chronic pain (i.e., hips, lower back and upper body). This result suggests that Quell produces pain relief beyond the site of stimulation at the calf.

Results of an external study conducted at the Brigham and Women's Hospital Pain Management Center were presented at the 9th World Congress of the Work Institute of Pain. Key findings of this randomized clinical trial include: subjects with chronic low back pain in the experimental (Quell) group demonstrated reduced pain intensity compared to control (treatment as usual) subjects; subjects in the experimental group exhibited reduced pain interference with function and pain catastrophizing compared to the control group.

In addition, results of internal studies based on data from Quell Health Cloud™ have been presented at various research conferences.

•
At the American Academy of Neurology Annual Meeting a poster entitled “Pilot Study of Sleep/Wake Classification by Leg-Worn Actigraphy” reported an accuracy study of the sleep monitoring technology in the Quell device by comparing it to the accuracy of gold standard polysomnography. The study was conducted in collaboration with researchers at the Massachusetts General Hospital.

•
At the American Academy of Pain Medicine Annual Meeting, a poster entitled “Levels and Predictors of Activity in Users of Wearable Neurostimulators with Chronic Pain” explored activity levels in Quell users and associated health. A second poster entitled “Does Fixed-Site High-Frequency Transcutaneous Electrical Nerve Stimulation Provide Analgesia Beyond Application Site?” addressed the widespread analgesic effect of Quell neurostimulation.

•
At the PAINWeek National Conference a poster entitled “Effectiveness of Fixed-Site High-Frequency Transcutaneous Electrical Nerve Stimulation among Individuals with Chronic Pain and Abnormal Sleep” addressed statistically and clinically significant improvement in all pain outcomes in study participants using the Quell device’s objective sleep tracking. In addition, Quell effectiveness was found to be generally independent of baseline sleep characteristics. A second poster entitled “Real-Word Effectiveness of Fixed-Site High-Frequency Transcutaneous Electrical Nerve

Stimulation in Chronic Low Back Pain” evaluated Quell’s effectiveness in a 10-week real-world retrospective study. A third poster entitled “Pilot Study of Fixed-Site High-Frequency Transcutaneous Electrical Nerve Stimulation in Fibromyalgia” evaluated Quell efficacy in an open-label study of subjects with confirmed fibromyalgia.

Competition

We believe there is no direct competition to our Quell wearable neurostimulation device for the treatment of chronic pain. The most common approach to chronic pain is pain medication. This includes over-the-counter drugs (such as Advil and Motrin), and prescription drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic or opioid pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial.

Reflecting the difficulty in treating chronic pain, inadequate relief leads many pain sufferers to turn to the over-the-counter market for supplements or alternatives to prescription pain medications. These include non-prescription medications, topical creams, lotions, electrical stimulators, dietary products, braces, sleeves, pads and other items. In the United States, over $4 billion is spent annually on such pain relief products.

Nerve stimulation is an established treatment for chronic pain supported by numerous clinical studies demonstrating efficacy. In simplified outline, the mechanism of action involves intensive nerve stimulation to activate the body’s central pain inhibition system resulting in widespread analgesia, or pain relief. The nerve stimulation activates brainstem pain centers leading to the release of endogenous opioids that act primarily through the delta opioid receptor to reduce pain signal transmission through the central nervous system. This therapeutic approach is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Non-invasive approaches to neurostimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. We believe that our clinical and market claims with respect to our wearable technology covering chronic pain and sleep, technical characteristics of high power and automation, and the digital health integration characteristics place Quell in a unique neurostimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation devices including widely marketed over-the-counter TENS such as Sanofi’s IcyHot SmartRelief, Omron PM3030 and Aleve Direct Therapy.

We believe that DPNCheck is currently the only objective and standardized test for DPN widely available at the point-of-care. The American Diabetes Association and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, this screen is typically performed with a simple (5.07/10g) monofilament. This subjective method identifies late stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is an unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by a number of medical supply companies.

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

Patents

As of December 31, 2018, we had 42 issued U.S. patents, five issued foreign patents, and 32 patent applications, including 29 U.S. applications, and three foreign applications. Our wearable therapeutic products have ten issued U.S. utility patents and three issued U.S. design patents plus 28 utility and design patent applications. The foreign patents for wearable therapeutics were assigned to GSK under the terms of our collaboration agreement. For our DPNCheck diagnostic device, nine utility patents were issued that cover the core technology and there is one additional utility patent application.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic products expired on the same date in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that will have patent terms extending beyond 2018.

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

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, OptiTherapy, DPNCheck, SENSUS, and NC-stat. We use a trademark for ADVANCE, Wearable Pain Relief Technology, and Quell Health Cloud. We hold certain foreign registrations for the marks NEUROMETRIX, Quell, OptiTherapy, NC-stat, and SENSUS.

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2019 Physicians Fee Schedule published by the Centers for Medicare & Medicaid Services (CMS) includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as those used with the DPNCheck device and the ADVANCE System.

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

In the United States, some insured individuals are receiving their medical care through managed care programs which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis a predetermined annual payment per member which puts the providers at financial risk for the services provided to their members. This is generally the case under Medicare Advantage where contracting insurers receive a monthly capitated fee from CMS to provide all necessary medical care to participating members. These capitated fees are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to ensure the adequacy of payment. Members with higher risk codes generally require more healthcare resources than those with lower risk codes. In turn, the insurer fully absorbs the risk of patient health care costs. Insurers may share a portion of the risk with provider organizations such as independent practice associations (IPAs) with whom they contract to provide medical services to their members. Proper assessment of each member’s health status and accurate coding helps to assure that insurers receive capitation fees consistent with the cost of treating these members. Nerve conduction testing can provide valuable, early identification of neuropathy leading to clinical interventions that can reduce health care costs. Also, these tests provide valuable input regarding each member’s health risk status which can result in more appropriate capitated payments from CMS. We believe that the clinical and economic proposition for DPNCheck is attractive to Medicare Advantage insurers and risk bearing provider organizations. We are focusing our United States sales effort for DPNCheck on the Medicare Advantage managed care market segment.

We believe that our legacy SENSUS pain management therapeutic system is considered a durable medical equipment (DME) benefit and is reimbursed for chronic pain by Medicare and many commercial insurers under the Healthcare Common Procedure Coding System (HCPCS) code EO730 for the device and under HCPCS code A4595 for the consumable electrodes. These pre-existing codes apply to DME benefits employing transcutaneous electrical nerve stimulation equipment. We expect that Quell will generally not be reimbursed by third party payers in the near future.

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

FDA and Other Governmental Regulation

U.S. Food and Drug Administration (FDA) Regulation

Our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. Those three classes are:

•
Class I, the lowest risk products, which require compliance with medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations;

•
Class II, comprising moderate-risk devices, which also require compliance with general controls and in some cases, so-called special controls that may include performance standards, particular labeling requirements, or post-market surveillance obligations; typically a Class II device also requires pre-market review and clearance by FDA of a pre-market notification (also referred to as a “510(k) application”) as well as adherence to the quality system regulations/good manufacturing practices for devices; and

•
Class III, high-risk devices that are often implantable or life-sustaining, which also require compliance with the medical device general controls and quality system regulations, but which generally must be approved by FDA before entering the market, through a more lengthy pre-market approval (PMA) application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Before being introduced into the U.S. market, our products must obtain marketing clearance or approval from FDA through the 510(k) pre-market notification process, the de novo classification process (summarized below under De Novo Classification Process), or the PMA process, unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of pre-market review and authorization by the FDA. To date, our products have all been classified as Class II, moderate-risk medical devices and have been subject to the 510(k) review and clearance process. See “Risk Factors,” “We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the Quell and DPNCheck devices and the ADVANCE System, as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.”

In recent months, FDA has announced a series of efforts to modernize and streamline the 510(k) notification and regulatory review process and for monitoring device post-market safety, as well as issued a Proposed Rule to formalize the De Novo classification process to provide clarity to innovative device developers.

510(k) Pre-Market Notification Process

Class II devices typically require pre-market review and clearance by the FDA, which is accomplished through the submission of a 510(k) pre-market notification before the device may be marketed. To obtain 510(k) clearance, we must demonstrate that a new device is substantially equivalent to another device with 510(k) clearance or grandfathered status, or to a device that was reclassified from Class III to Class II or Class I - this device to which the new device is compared is called the “predicate device.” In some cases, we may be required to perform clinical trials to support a claim of substantial equivalence. If clinical trials are required, we may be required to submit an application for an investigational device exemption, or IDE, which must be cleared by the FDA prior to the start of a clinical investigation, unless the device and clinical investigation are considered non-significant risk by the FDA or are exempt from the IDE requirements. Whether or not an IDE is required for a clinical study involving a medical device, an appropriate Institutional Review Board (IRB) must review and approve the study protocol before it is initiated. It generally takes three months from the date of the pre-market notification submission to obtain a final 510(k) clearance decision from the FDA, but it can be significantly longer.

After a medical device receives a 510(k) clearance letter, which authorizes commercial marketing of the new device for one or more specific indications for use, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires the submission of a new 510(k) notification or could require de novo classification or a PMA. The FDA allows each company to make this determination, but the FDA can review the decision as part of routine compliance audits of the company. If the FDA disagrees with a company’s decision not to seek prior FDA authorization, the FDA may require the company to seek additional 510(k) clearance or pre-market approval. The FDA also can require the company to cease marketing and/or recall the medical device in question until its regulatory status is resolved.

De Novo Classification Process

If the FDA determines that a new, previously unclassified medical device or its intended use is not substantially equivalent to a predicate device, the device is automatically placed into Class III, requiring the submission of a PMA. Devices that cannot be cleared through the 510(k) process due to lack of a predicate device but would be considered low or moderate risk (in other words, they do not rise to the level of requiring the approval of a PMA because any risks associated with the device could be mitigated through general controls and/or special controls) may be eligible for the 510(k) De Novo classification process. If a product is classified as Class II through the De Novo classification process, then that device may serve as a predicate device for subsequent 510(k) pre-market notifications.

On December 7, 2018, FDA issued a Proposed Rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request. Over the past twenty years, the De Novo process has been implemented by FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress. The Proposed Rule now allows industry to participate in the development of FDA’s policies and procedures for De Novo requests through the notice-and-comment rulemaking process. Although this Proposed Rule, if finalized by FDA, would not impact our marketed products, FDA’s activities to create predictability, consistency, and transparency for innovative medical device developers may benefit the medical technology industry as a whole.

PMA Application Process

If a medical device does not qualify for the 510(k) pre-market notification process and is not eligible for classification as a low or moderate-risk device through the De Novo process, the device is deemed to be Class III and a company must submit a PMA application to seek authorization for its commercial sale. A PMA requires more extensive pre-filing testing than is required in the 510(k) application and is more costly, lengthy and uncertain. The PMA review and approval process can take one to three years or longer, from the time the PMA application is filed with the FDA. Under a PMA, the company must demonstrate to the FDA that the new medical device is safe and effective for its intended purpose. A PMA typically includes extensive pre-clinical and clinical trial data, and information about the device, its design, manufacture, labeling and components. Before approving a PMA, the FDA generally also performs an on-site inspection of manufacturing facilities for the product to ensure compliance with the FDA’s quality system regulation, or QSR.

If FDA approves the PMA, the approved indications may be more limited than those originally sought. In addition, FDA’s approval order may include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and post-market study requirements. Failure to comply with the post-approval conditions can result in adverse enforcement or administrative actions, including the withdrawal of the approval. Approval of a new PMA application or a PMA supplement may be required before making certain types of modifications to the device, including to its labeling, intended use or indication, or manufacturing process, especially when such modifications have the potential to affect safety and effectiveness.

Post-Marketing Compliance Obligations

Regardless of which pre-market pathway a medical device uses to reach the U.S. market, after a device is placed on the market, numerous regulatory requirements continue to apply. These include:

•
the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);

•
labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits;

•
medical device reporting regulations, which require that manufacturers report to FDA any event that the company learns of in which a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;

•
correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and device recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA caused by the device that may present a risk to health;

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

•	regular and for-cause inspections by FDA to review a manufacturer’s facility and its compliance with applicable FDA requirements; and

•	the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations.
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

As transcutaneous electrical nerve stimulators, the SENSUS and Quell pain therapy devices are Class II medical devices that received 510(k) clearance from the FDA in August 2012 and July 2014, respectively. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic pain. While the SENSUS device is still marketed we have transitioned many SENSUS customers to the newer models of our transcutaneous electrical nerve stimulator, called Quell. In July 2014, our Quell device received 510(k) clearance for over-the-counter use and in November 2014, our Quell disposable electrode received 510(k) clearance for over-the-counter use. In January 2016, a number of new features were added to Quell and received 510(k) clearance, most notably use with an optional mobile app that contains several convenience features. The intended use of the Quell pain management therapeutic system is the symptomatic relief and management of chronic pain. The Quell device may also be used during nighttime sleep.

.

Federal Trade Commission Regulatory Oversight

We are subject to Federal Trade Commission (FTC) regulatory oversight. Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, injunctions affecting the manner in which we would be able to market Quell in the future, or criminal prosecution. In 2017, the Company received a Civil Investigative Demand (CID) from the FTC. The CID requested information in connection with an FTC review for compliance of the Company’s representations about Quell with Sections 5 and 12 of the FTC Act. The Company produced and supplied to the FTC all documents and information in response to the CID. To the knowledge of the Company, no complaint has been filed against the Company; however, no assurance can be given as to the timing or outcome of the investigation. FTC counsel has communicated that they continue to review our information and documents, but they have not provided a timeframe for completion of that review or for potential closure of the investigation.

Manufacturing Facilities

Our facility, and the facilities utilized by Sunburst and MC Assembly., our contract sub-assembly manufacturers, have been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturers are in substantial compliance with the QSR. We expect that our facility and our subcontract facilities will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

Legacy Products

We were founded in 1996 as a science-based health care company focused on the development of innovative products for the detection, diagnosis, and monitoring of peripheral nerve and spinal cord disorders, such as those associated with carpal tunnel syndrome, lumbosacral disc disease and spinal stenosis, and diabetes. Our NC-stat System for the performance of nerve conduction studies at the point-of-care was commercially launched in 1999 and the second generation NC-stat was released in 2002. In 2008, we brought to market the more sophisticated ADVANCE System for nerve conduction testing and performance of invasive needle electromyography. These systems were general purpose with broad application in evaluating and diagnosing nerve disorders. Numerous studies demonstrating the clinical accuracy and utility of these devices have been conducted and published in high quality peer-reviewed journals. Furthermore, these devices have been used in FDA sanctioned clinical trials for pharmacological agents and large-scale epidemiological studies sponsored by the NIH, Center for Disease Control and other governmental agencies. The products have been cleared by the FDA, field tested for over a decade and highly regarded for their ease of use, accuracy and reproducibility of results. The health market, particularly the physician office segment, embraced the opportunity to perform nerve conduction tests which previously had required referral to specialists. Point-of-care nerve testing was seen to provide a combination of improved patient care and patient convenience. However, significant changes to health reimbursement during 2006-2009 adversely affected the financial profile on our NC-stat and ADVANCE nerve conduction testing products, particularly when used by non-specialists. This resulted in declining Company revenues and ultimately our decision to discontinue investment in the products and to manage them for cash flow and not for growth. They are now classified as Legacy Products. Also, our initial prescription wearable technology for chronic pain called SENSUS has been classified as a Legacy Product since our 2015 launch of the OTC Quell product line. We reported revenue for our Legacy Products of $1.4 million and $1.5 million in 2018 and 2017, respectively.

Employees

As of December 31, 2018, we had a total of 42 full time employees. Of these employees, twelve were in research and development, twelve in sales and marketing, ten in production/distribution, and eight in general and administrative services. One employee holds both M.D. and Ph.D. degrees, one employee holds an M.D. degree and two additional employees hold Ph.D. degrees. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission, or SEC, may be obtained through the Investor Relations section of our website at www.neurometrix.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing of these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law
.

Corporate Information

NeuroMetrix was founded in June 1996 by our President and Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. We originally were incorporated in Massachusetts in 1996, and we reincorporated in Delaware in 2001. Our principal offices are located at 1000 Winter Street, Waltham, Massachusetts 02451. Our website is www.neurometrix.com.

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

We have incurred recurring losses from operations and negative cash flows from operating activities. At December 31, 2018, we had an accumulated deficit of $191.0 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain and our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to achieve GSK collaboration milestones or to raise additional capital and our operations could be curtailed if we are unable to obtain the required additional funding when needed. We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $6.8 million as of December 31, 2018. We believe that these resources, future GSK collaboration milestones and payments, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through 2019. However, the timing of GSK milestone achievement and the amount of our future product sales is difficult to predict and actual sales may not be in line with our forecasts. Accordingly, we may need to raise additional funds to support our future operating and capital needs in 2020.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses as we commercialize Quell and we will be dependent on funding our operations through the achievement of milestones under the GSK collaboration, additional public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. These circumstances raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2018, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the years ended December 31, 2018 and 2017 includes a going concern explanatory paragraph. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments and inquiries affecting our existing products; (e) changes in our research and development spending plans; (f) delays in the anticipated timing of GSK milestones; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through the achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on the commercialization within the United States of Quell, our over-the-counter, or OTC, wearable device for chronic pain. We cannot assure you that we will be successful in this field or that our current commercial product for peripheral neuropathy, DPNCheck, or the product candidates or product enhancements in our development pipeline, will be successful.

We are focused on the commercialization within the United States of Quell, our OTC wearable device for pain relief. Quell is based on our prescription product for pain relief, SENSUS. Quell has been on the market since June 2015 and we have shipped over 180,000 Quell devices since then. We are also focused on the growth of DPNCheck, which was launched in 2011, and is a quantitative nerve conduction test for systemic neuropathies such as DPN. Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues and margins. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to efficiently create market demand for Quell at profitable pricing levels through our TV and digital marketing efforts;

•	manufacturing issues with Quell or our other products;

•	inability to increase adoption of DPNCheck within the Medicare Advantage market and Outside the United States (OUS) markets;

•	regulatory inquiries or issues affecting our products;

•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;

•	changes to payor policies under the Patient Protection and Affordable Care Act;

•	unfavorable experiences by patients and physicians using Quell and our other products; and,

•	physicians’ or patients' reluctance to alter their existing practices and adopt the use of our devices.
If we are unable to expand exposure and market demand for Quell and DPNCheck, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

Our current and future revenue is dependent upon commercial acceptance of Quell by the market. The failure of such acceptance will materially and adversely affect our operations.

We will continue to incur operating losses until such time as sales of Quell, DPNCheck and other products or product candidates reach a mature level and we are able to generate sufficient revenue from their sale to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

An inability to work together with GSK or delays in their commercialization timelines could materially and adversely affect our operations.

We are in the second year of our GSK collaboration following the Asset Purchase Agreement, the Development and Services Agreement and related documents, which were signed in January 2018. Under those agreements we sold to GSK the rights to market Quell outside the United States in exchange for $26.5 million in milestone payments. In addition, we agreed to jointly fund the development of Quell during 2019 and 2020. In December 2018 we executed Amendment #1 to the Development and Services Agreement which restructured the milestones and had the effect of accelerating milestone timing and recognizing and a time-value-of money adjustment. While we believe that we have a strong and mutually beneficial working relationship with GSK, we cannot predict whether that will continue in the future, whether we will be able to satisfy the milestone requirements, or whether GSK’s commercialization plans will change resulting in an adverse effect on our ability to satisfy the milestone requirements. Our inability to achieve milestones or delays in timing outside our control would have a material and adverse effect on our operations.
.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of our DPNCheck products by the medical community is unlikely to occur without a financial incentive from third-party payers for the use of these products. If health care providers are unable to obtain adequate reimbursement for procedures performed using these products, and if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly. Additionally, even if these products and procedures are adequately reimbursed by third-party payers today, adverse changes in payers future policies toward payment would harm our ability to market and sell our products. Third-party payers include governmental programs such as Medicare and Medicaid, private health insurers, workers’ compensation programs and other organizations.

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

We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the Quell and DPNCheck devices and the ADVANCE System, as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.

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

We rely on third-party manufacturers to manufacture components of our Quell and DPNCheck, and to fully manufacture devices for the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products, experience extraordinary price increases on parts essential to our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Johnson Medtech, LLC. for the manufacture of the ADVANCE electrodes for nerve conduction testing. Katecho, Inc. manufactures biosensors for use with our DPNCheck devices and manufactures electrodes for Quell, and Sunburst EMS, Inc. manufactures electronic boards and other components of our Quell and DPNCheck products which we assemble at our Massachusetts facility to produce completed devices. Moreover, due to the recent commercialization of Quell and the limited amount of our sales to date we do not have long-standing relationships with our manufacturers, other than Katecho, Inc., and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us.

We have experienced transient inventory shortages on our products and essential parts, including Quell. If any materially adverse changes in our relationships with these manufacturers or parts suppliers occur, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or parts supplier or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of product components, we could lose customers, our potential future growth could be limited and our business could be harmed.

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

In 2017 we received a Civil Investigative Demand (“CID”) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. We believe we have provided all requested documents to the FTC. To our knowledge, no complaint has been filed against us; however, no assurance can be given as to the timing or outcome of the investigation.

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

Our ability to achieve profitability depends in part on increasing our gross margins on product sales which we may not be able to achieve.

A number of factors may adversely impact our gross margins on product sales and services, including:

•	lower than expected manufacturing yields of high cost components leading to increased manufacturing costs;

•	shortages of electric components resulting in higher prices or an inability to supply key parts;

•	low production volume which will result in high levels of overhead cost per unit of production;

•	the timing of revenue recognition and revenue deferrals;

•	increased material or labor costs;

•	increased service or warranty costs or the failure to reduce service or warranty costs;

•	increased price competition;

•	variation in the margins across products in a particular period; and

•	how well we execute on our strategic and operating plans.
If we are unable to increase our gross margins on product sales, our results of operations could be adversely impacted, we may not achieve profitability and our stock price could decline.

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
Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that have patent terms extending beyond 2018. We may not be able to protect our patent rights effectively in some foreign countries. For a variety of reasons, we may decide not to file for patent protection in the United States or in particular foreign countries. In addition, GSK has certain rights to control the filing of patents with respect to Quell in certain foreign countries. Our patent rights underlying our products may not be adequate, and our competitors or customers may design around our proprietary technologies or independently develop similar or alternative technologies or products that are equal or superior to our technology and products without infringing on any of our patent rights. In addition, the patents licensed or issued to us may not provide a competitive advantage. If any of these events were to occur, our ability to compete in the market would be harmed.

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

We are a small company with 42 employees as of December 31, 2018, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

Foreign markets represented approximately 12% and 7% of our revenues in 2018 and 2017, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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
In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We have not borrowed any funds under this agreement; however, as of January 24, 2019, $0.2 million of the amounts available under the agreement are restricted to support letters of credit issued in favor of our landlords.

If we sell additional shares, our stock price may decline as a result of the dilution which will occur to existing stockholders.

Until we are profitable, we will need significant additional funds to develop our business and sustain our operations. We sold shares of convertible preferred stock and warrants on several occasions, and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2018, our stock price has fluctuated from a low of $0.60 to a high of $7.20, as adjusted for stock splits during that time. The market price for our common stock will be affected by a number of factors, including:

•	the effectiveness of the GSK collaboration, particularly our ability to achieve development and commercialization milestones;

•	the denial or delay of regulatory clearances or approvals for our products under development or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development and commercialization milestones and to do so in accordance with our timing estimates;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	changes in government regulations and standards affecting the medical device industry and our products;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	regulatory inquiries or developments affecting our products;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;

•	decreases in market valuations of medical device companies; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.
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

We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq and could fail to satisfy those requirements again in the future which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Currently, our common stock trades on the Nasdaq Capital Market. During 2017 we received notifications from Nasdaq informing us of certain listing deficiencies related to the minimum bid price listing requirements. Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and engineering activities are located in an approximately 12,000 square foot leased facility in Waltham, Massachusetts and our manufacturing and fulfillment activities are located in a 10,000 square foot leased facility in Woburn, Massachusetts. We believe these facilities will be adequate for our needs during the foreseeable future.

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

Stockholders

On January 23, 2019, there were approximately 39 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On January 23, 2019, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $1.29.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2018 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	494,101	$4.08	517,820 (2)
Equity compensation plans not approved by security holders(3)	—	—	12,500
Totals	494,101	$4.08	530,320

(1)
Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Tenth Amended and Restated 2004 Stock Option and Incentive Plan, and Fourth Amended and Restated 2010 Employee Stock Purchase Plan.

(2)
As of December 31, 2018, there were 390,045 shares available for future grant under the Tenth Amended and Restated 2004 Stock Option and Incentive Plan and 127,775 shares available under the Fourth Amended and Restated 2010 Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.

(3)
Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item may be found on pages F-1 through F-21 of this Annual Report on Form 10-K.

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

Overview

NeuroMetrix is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for management of chronic pain. We have an experienced management team and Board of Directors. Our business is fully integrated with in-house capabilities spanning product research and development, manufacturing, regulatory affairs and compliance, sales and marketing, and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•Wearable neurostimulation therapeutic devices
•Point-of-care neuropathy diagnostic tests

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid or opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial. Increasingly, restrictions are being imposed on access to prescription opioids. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total these pain relief products and services account for approximately $20 billion in annual spending in the United States.

Nerve stimulation is a long-established category of treatment for chronic pain. In simplified terms, the mechanism of action involves triggering the body’s central pain inhibition system to suppress pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our Quell wearable technology for chronic pain addresses these limitations and has demonstrated its efficacy in multiple clinical studies.

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes affecting over 50% of the diabetic population is nerve disease or diabetic neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in their feet and lower legs.

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a rapid, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in mass screenings of populations that are likely susceptible to DPN. DPNCheck has been validated in numerous clinical studies.

Results of Operations

Comparison of Years Ended December 31, 2018 and December 31, 2017

Revenues

	Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Revenues	$16,090.1	$17,092.3	$(1,002.2)	(5.9)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During 2018 total revenues decreased by $1.0 million, or 5.9%, from 2017. Quell revenues of $10.5 million were the largest contributor to total revenue. Quell revenues were $1.8 million, or 14.9%, below the comparable 2017 period. A significant factor contributing to the revenue decline was lower advertising spending during the first three quarters of 2018 leading up to the launch of our next generation wearable technology for chronic pain, Quell 2.0, in September 2018. DPNCheck revenues of $4.2 million increased by $1.1 million, or 34.3% from 2017. Our legacy products contributed $1.4 million and $1.5 million of revenue in 2018 and 2017, respectively.

In 2018 we adopted revenue recognition standard ASU 2014-09 and discontinued revenue deferral under the previously mandated sell-through revenue model. Generally, the new standard results in earlier recognition of revenues. Had we not changed our revenue recognition policy, revenue in 2018 would have been $0.6 million higher than reported.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Cost of revenues	$8,707.1	$10,235.5	$(1,528.4)	(14.9)%
Gross profit	$7,383.1	$6,856.8	$526.3	7.7%

Our gross profit margin was 45.9% in 2018 versus 40.1% in the prior year. The margin improvement of 580 basis points or 14.5% was due to the increased weight of our high margin DPNCheck business within total revenue plus improved Quell profitability from shedding high cost distribution channels and from launch of Quell 2.0 which carries higher margins.

Operating Expenses

	Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$5,134.6	$3,497.6	$1,637.0	46.8%
Sales and marketing	9,698.8	10,751.9	(1,053.1)	(9.8)%
General and administrative	4,841.2	5,689.9	(848.7)	(14.9)%
Total operating expenses	$19,674.6	$19,939.4	$(264.8)	(1.3)%

Research and Development

Research and development expenses for 2018 increased by 46.8% from 2017 due to increased engineering consulting services costs of $1.3 million and increased personnel costs of $0.3 million related to Quell product development and to support the GSK collaboration.

Sales and Marketing

Sales and marketing expense for 2018 decreased by 9.8% from 2017 primarily attributable to reduced Quell advertising spending of $1.1 million prior to the September 2018 launch of Quell 2.0.

General and Administrative
General and administrative expense for 2018 decreased by 14.9% from 2017 due to lower professional service costs of $0.8 million in 2018.

Collaboration income

	Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)

Collaboration income	$12,255.7	$—	$12,255.7	100.0%

In early 2018 we entered into the Asset Purchase Agreement, the Development and Services Agreement and related documents with GSK, which we refer to as the “GSK collaboration,” pursuant to which we sold to GSK the rights to Quell in markets outside the United States in exchange for $26.5 million in milestone payments and an agreement to co-fund the Quell development program starting in 2019. We recently amended the GSK collaboration to restructure the milestones. This had the effect of accelerating the timing of the milestones and recognizing a time-value-of-money adjustment. In 2018, we recorded $12.3 million in collaboration income from GSK upon achievement of product development milestones.

Other Income

	Years Ended December 31,
	2018	2017	Change	% Change
	(in thousands)

Other income	$59.5	$223.4	$(163.9)	(73.4)%

Other income includes interest income and warrant liability fair value changes. The change in fair value of warrant liability was zero and $0.2 million for 2018 and 2017, respectively.

Net income (loss) per common share applicable to common stockholders, basic and diluted

Net income per common share applicable to common stockholders was $0.003 and $0.002, basic and diluted for 2018, respectively. Net loss per common share applicable to common stockholders was $(11.598), basic and diluted for 2017. Weighted average shares outstanding used in computing per share amounts are included in Note 2 to the Financial Statements. In 2017, per share amounts reflected a deemed dividend attributable to preferred stockholders of $6.9 million, or $(4.040) per share, related to 2017 equity offerings, plus a net loss of $12.9 million, or $(7.558) per share.

Liquidity and Capital Resources

Our principal source of liquidity is cash of $6.8 million at December 31, 2018. Funding for our operations largely depends on revenues from the sales of our commercial products for chronic pain and neuropathy, and on achievement of milestones under the GSK collaboration. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, or unanticipated setbacks toward the achievement of the GSK milestones would have an adverse effect on our liquidity and cash.

	December 31, 2018	December 31, 2017	Change	% Change
	(in thousands)
Cash and cash equivalents	$6,780.4	$4,043.7	$2,736.7	67.7%

During 2018 our cash and cash equivalents increased by $2.7 million from 2017 reflecting $2.9 million cash provided by operating activities, which included the net proceeds of $14.2 million provided by our collaboration, and $0.1 million used in investing activities.

We are party to a Loan and Security Agreement, or the credit facility, with a bank. As of December 31, 2018 the credit facility permitted us to borrow up to $2.5 million on a revolving basis. The credit facility was subsequently amended, most recently on January 14, 2019, and extended until April 15, 2019. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility also includes traditional lending and reporting covenants. We were in compliance with these covenants as of December 31, 2018.

In managing working capital, we focus on two important financial measurements as presented below:

	Years Ended December 31,
	2018	2017
Days sales outstanding (days)	39	39
Inventory turnover rate (times per year)	3.5	6.0

Customer payment terms generally vary from payment-on-order for Quell e-commerce sales to 120 days from invoice date. Our inventory turnover rate declined during 2018 due to increase in purchased components and finished goods inventory related to Quell 2.0.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2018	2017
	(in thousands)
Net cash used in operating activities (excluding cash provided by GSK Collaboration)	$(11,350.5)	$(12,652.4)
Net cash provided by GSK collaboration	14,212.2	—
Net cash provided by (used in) operating activities	$2,861.7	$(12,652.4)
Net cash used in investing activities	$(143.6)	$(163.1)
Net cash provided by financing activities	$18.6	$12,910.0

Our operating activities provided $2.9 million for the year ended December 31, 2018. In 2018, net income of $0.0 million included non-cash stock-based compensation of $0.4 million. In addition, operating activities included an increase of $2.0 million in deferred collaboration income and a decrease in accounts receivable of $1.3 million partially offset by a decrease in accrued product returns of $0.9 million and an increase in inventory of $0.7 million.

During the year ended December 31, 2018, our investing activities reflected $0.1 million spent for the acquisition of fixed assets, primarily related to production system upgrades.

The Company has suffered recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.We held cash and cash equivalents of $6.8 million as of December 31, 2018. We believe that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through 2019. Accordingly, we may need to raise additional funds to support our operating and capital needs in 2020. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; (f) delays in the timing of achieving GSK milestones; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

At December 31, 2018, the Company had federal and state net operating loss carryforwards (NOL) of approximately $143.0 million and $48.4 million, respectively, as well as federal and state tax credits of approximately $1.7 million and $1.1 million, respectively, which may be available to reduce future taxable income and related taxes. The federal NOL's, the state NOL's, and the federal and state R&D credits each begin to expire in 2019. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards. If an NOL or tax credit adjustment is required, it would be offset by a similar adjustment to the valuation allowance. Thus, NOL or tax credit adjustments would have no impact to the balance sheet or statement of operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2018, we did not have any off-balance sheet financing arrangements.

The following table summarizes our principal contractual obligations as of December 31, 2018 and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

Contractual Obligations	Total	Payments due in
		Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease obligations	$2,619,927	$629,222	$1,294,357	$413,132	$283,216
Purchase order obligations	4,988,383	4,988,383	—	—	—
Total contractual obligations	$7,608,310	$5,617,605	$1,294,357	$413,132	$283,216

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

Revenue Recognition and Accounts Receivable

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single performance obligation for product delivery. Product returns are estimated based on historical data and evaluation of current information.

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

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. We write down inventory to its net realizable value for excess or obsolete inventory. The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition, and changes in technology. Our consumable electrodes and biosensors have an eighteen to twenty-four month shelf life. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates.

Recently Issued or Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. We expect to adopt ASU 2016-02, using the modified retrospective method, upon its effective date of January 1, 2019. We anticipate the impact of adoption will be an increase to long-term assets and total liabilities of approximately $1.9 million as of January 1, 2019.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), a comprehensive new revenue recognition standard that superseded nearly all existing revenue recognition guidance. We adopted this standard effective January 1, 2018, applying the modified retrospective method. Upon adoption, we discontinued revenue deferral under the sell-through model and commenced recording revenue upon delivery to distributors, net of estimated returns. The impact of adoption was a credit to accumulated deficit of $0.3 million as of January 1, 2018.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-21 of this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

In 2017 the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”). The CID requested information in connection with an FTC review for compliance of the Company’s representations about Quell with Sections 5 and 12 of the FTC Act. The Company has provided all requested documents. To the knowledge of the Company, no complaint has been filed against the Company; however, no assurance can be given as to the timing or outcome of the investigation.

The Company intends to repurchase, from time to time, warrants to purchase its common stock that are traded on Nasdaq under the symbol NUROW. The Company may expend up to $25,000 in making these purchases on Nasdaq from time to time. Through December 31, 2018, the Company spent $2,391 to repurchase 38,506 warrants to purchase its common stock.

On January 21, 2019, we entered into Amendment No. 11 to our Shareholder Rights Agreement (“Amendment No. 11”) with American Stock Transfer & Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 11 extends the term of the Shareholder Rights Agreement by an additional year. The foregoing description of Amendment No. 11 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 11, a copy of which is set forth as Exhibit 4.2.11 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS

The following table and biographical descriptions set forth information regarding our executive officers and directors, based on information furnished to us by each executive officer and director, as of December 31, 2018:

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	54	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	67	Senior Vice President, Chief Financial Officer and Treasurer
Francis X. McGillin	58	Senior Vice President and Chief Commercial Officer
David E. Goodman, M.D.(1)(2)	62	Director
Nancy E. Katz(1)	59	Director
Timothy R. Surgenor(1)(3)	59	Director
David Van Avermaete	67	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

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

Thomas T. Higgins has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 2009. Prior to joining NeuroMetrix, from January 2005 to March 2008, Mr. Higgins was Executive Vice President and Chief Financial Officer at Caliper Life Sciences, Inc., a provider of technology and services for life sciences research. Before Caliper, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (Vitex), a biotechnology company addressing blood safety. Before Vitex, Mr. Higgins served at Cabot Corporation in various senior finance and operations roles. His last position at Cabot was President of Distrigas of Massachusetts Corporation, a subsidiary involved in the liquefied natural gas business, and prior to that he was Vice President and General Manager of Cabot’s Asia Pacific carbon black operations. Before joining Cabot, Mr. Higgins was with PricewaterhouseCoopers where he started his career. Mr. Higgins holds a BBA with honors from Boston University.

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

David E. Goodman, M.D., M.S.E. has served as a member of our Board of Directors since June 2004. Since 2013, Dr. Goodman has served as co-founder and board member to FeetFirst, a technology-focused healthcare services company he co-founded that is committed to preventing the devastating and expensive microvascular complications of diabetes. From 2014 – 2016, Dr. Goodman served as a director of Xtant Medical (OTC QX: BONE), a comprehensive supplier of orthopedic and spine surgery products. From 2012 – 2015, Dr. Goodman served as CMO of FirstVitals, a healthcare services company focused on wellness and prevention. Since 2011, Dr. Goodman has also served as an independent consultant. During 2010, Dr. Goodman served as President and Chief Executive Officer of SEDline, Inc., a research-focused company with the mission to expand the scope and applications for neuromonitoring. From 2008 to 2009, Dr. Goodman served as Executive Vice President of Business Development for Masimo Corporation, a manufacturer of non-invasive patient monitors. From 2006 to 2008, Dr. Goodman served as an independent consultant providing product design, regulatory and analytical consulting services to medical device and biopharmaceutical companies and also served in this capacity from 2003 to 2004 and from 2001 to 2002. From 2005 to 2006, Dr. Goodman served as President and Chief Executive Officer of BaroSense, Inc., a medical device company focused on developing minimally invasive devices for the long-term treatment of obesity. From 2004 to 2005, Dr. Goodman served as President and Chief Executive Officer of Interventional Therapeutic Solutions, Inc., an implantable drug delivery systems company. From 2002 to 2003, Dr. Goodman served as Chairman, President and Chief Executive Officer of Pherin Pharmaceuticals, a pharmaceutical discovery and development company. From 1994 to 2001, Dr. Goodman held various positions, including Chief Executive Officer, Chief Medical Officer and director, for LifeMasters Supported SelfCare, Inc., a disease management services company that Dr. Goodman founded. Dr. Goodman also served as a director of Sound Surgical Technologies LLC, a private manufacturer of aesthetic surgical tools from 2011 until its acquisition by Solta Medical (Nasdaq:SLTM) in 2013. Dr. Goodman holds a B.A.S. in applied science and bioengineering and a M.S.E. in bioengineering from the University of Pennsylvania. He also received an M.D. from Harvard Medical School and the Harvard-M.I.T. Division of Health Sciences and Technology. Dr. Goodman holds 22 issued and pending patents and is a practicing physician with licenses in California and Hawaii. The Board has concluded that Dr. Goodman should serve as a director because Dr. Goodman’s medical and engineering background and his many years of executive experience in the medical device industry provide important experience and expertise to the Board.

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

BOARD MATTERS AND CORPORATE GOVERNANCE

Board of Directors

Our amended and restated certificate of incorporation, as amended, provides for a classified board of directors consisting of three staggered classes of directors (Class I, Class II and Class III). The members of each class of our Board of Directors serve for staggered three-year terms, with the terms of our Class III, Class I and Class II directors expiring upon the election and qualification of directors at the annual meetings of stockholders to be held in 2019, 2020, and 2021, respectively. Currently:

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

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee.

The Audit Committee currently consists of Mr. Surgenor, Chairman, Dr. Goodman, and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a copy of which is available on our website at http://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The purposes of the Audit Committee are to, among other functions, assist the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Mr. Surgenor, Dr. Goodman, and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules relating to audit committee members. Our Board of Directors has determined that Mr. Surgenor qualifies as an “audit committee financial expert” as such term is defined in the rules of the SEC. The Audit Committee held five meetings during 2018.

Procedures by which Stockholders May Nominate Directors

There have been no changes to the procedures disclosed in our proxy statement for the 2018 annual meeting of stockholders by which stockholders may nominate directors.

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

ITEM 11. Executive Compensation

Directors’ Compensation

As of December 31, 2018, the non-employee members of our Board of Directors were entitled to receive annual cash compensation in the amount of $15,000 for service as a member of our Board of Directors, which is paid in four quarterly installments. In addition, these non-employee directors were entitled to receive $2,000 for each board or committee meeting that they attend, provided that they are not entitled to additional compensation for attending committee meetings that occur on the same day as a board meeting which they attend. This cash compensation is in addition to any stock options or other equity compensation that we determine to grant to our directors. Dr. Gozani, the only member of our Board of Directors who is also an employee, is not separately compensated for his service on our Board of Directors.

In addition to the compensation described above, we reimburse all non-employee directors for their reasonable out-of-pocket expenses incurred in attending meetings of our Board of Directors or any committees thereof.

The following table shows compensation information with respect to services rendered to us in all capacities during the fiscal year ended December 31, 2018 for each non-employee member of the Board of Directors.

Director Compensation Table — 2018

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total Compensation ($)
David E. Goodman, M.D.(2)	33,000	12,572	45,572
Nancy E. Katz(3)	31,000	12,572	43,572
Timothy R. Surgenor(4)	36,000	12,572	48,572
David Van Avermaete(5)	27,000	12,572	39,572

(1)	These amounts represent the aggregate grant date fair value for 15,000 stock options granted to each director during fiscal year 2018.

(2)	As of December 31, 2018, Dr. Goodman held options to purchase 16,971 shares of common stock, 10,954 of which were vested.

(3)	As of December 31, 2018, Ms. Katz held options to purchase 16,971 shares of common stock, 10,954 of which were vested.

(4)	As of December 31, 2018, Mr. Surgenor held options to purchase 16,971 shares of common stock, 10,954 of which were vested.

(5)	As of December 31, 2018, Mr. Van Avermaete held options to purchase 17,252 shares of common stock, 11,235 of which were vested.

Summary of Executive Compensation

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2018 and 2017 to (i) our Chief Executive Officer, and (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2018 and were serving as executive officers as of such date (we refer to these individuals as the “named executive officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	All Other Compensation ($)	Total ($)
Shai N. Gozani, M.D. Ph.D. Chairman of the Board, Chief Executive Officer, President and Secretary	2018	415,000	—	63,211	—	478,211
	2017	415,000	194,531	—	—	609,531
Thomas T. Higgins Senior Vice President, Chief Financial Officer and Treasurer	2018	325,000	—	31,606	—	356,606
	2017	325,000	121,875	—	—	446,875
Frank McGillin Senior Vice President, Chief Commercial Officer	2018	341,250	—	31,606	—	372,856
	2017	325,000	97,500	—	—	422,500

(1)
These amounts include the aggregate grant date fair value for option awards granted during fiscal years 2018 and 2017 computed in accordance with FASB ASC Topic 718. The amount of each grant is set forth below under “Discussion of Summary Compensation Table — Long-Term Incentive Compensation.” A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our Financial Statements, included elsewhere in this Annual Report on Form 10-K.

Discussion of Summary Compensation Table

The compensation paid to the named executive officers may include salary, cash incentive compensation, and equity incentive compensation. The terms of employment agreements that we have entered into with our named executive officers are described below under “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

Cash Compensation

We pay our executive officers a base salary which we review and determine annually. As of December 31, 2018, base salaries for our executive officers are Dr. Gozani — $415,000, Mr. Higgins — $325,000, and Mr. McGillin — $357,500.

Bonus Payments

Each executive officer has an annual bonus target which is expressed as a percentage of base salary. For 2018, executive officer bonus targets as a percentage of base salary were as follows: Dr. Gozani — 62.5%; Mr. Higgins — 50%; and Mr. McGillin — 40%.

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

The management pool metrics for 2018 encompassed targets for collaboration milestone attainment, sales revenue, product development, gross margins and Quell user engagement. The Compensation Committee concluded that the gating metric for 2018 had been met; however, there was inadequate progress toward other performance metrics. Consequently, a management bonus pool was not created for 2018.

Long-Term Incentive Compensation

We grant long-term equity incentive awards in the form of stock options and restricted shares to executives as part of our total compensation package. The Compensation Committee awarded in January 2018 the following equity grants comprised of stock options, to our named executive officers under our 2004 Stock Plan in the following amounts: Dr. Gozani — 75,000 options; Mr. Higgins — 37,500 options; and Mr. McGillin — 37,500 options. During 2017 there were no equity grants to the executive officers.

Stock options referred to above have a term of three years and were 100% vested on grant date. Generally, to the extent vested, each stock option is exercisable during the term of the option while the grantee is employed by us and for a period of three months thereafter, unless such termination is upon death or disability, in which case the grantee may continue to exercise the option for a period of 12 months, or for cause, in which case the option terminates immediately. Vesting of stock options is also subject to acceleration in some certain circumstances in connection with a change-in-control as described below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

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

Outstanding Equity Awards at Fiscal Year-End

The table below sets forth information with respect to our named executive officers concerning the outstanding equity awards as of December 31, 2018.

	Option Awards
	Number of Securities Underlying Unexercised Options			Option Exercise Price ($)	Option Expiration Date
	Exercisable (#)	Unexercisable (#)
Shai N. Gozani, M.D., Ph.D.	14,065	10,935	(1)	11.76	8/22/2026
	75,000	—		1.78	1/25/2021
Thomas T. Higgins	7,033	5,467	(2)	11.76	8/22/2026
	37,500	—		1.78	1/25/2021
Frank McGillin	7,033	5,467	(2)	11.76	8/22/2026
	37,500	—		1.78	1/25/2021

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

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Shai N. Gozani, M.D., Ph.D.

We entered into an employment agreement with Dr. Gozani, effective as of June 21, 2004 and amended on December 31, 2008. Under the terms of the employment agreement, Dr. Gozani is to be paid an annual base salary determined by the Compensation Committee. Dr. Gozani’s salary for 2018 was $415,000. Dr. Gozani is also eligible to receive an annual cash performance bonus of up to 62.5% of his annual salary if certain performance objectives, determined by Dr. Gozani and our Compensation Committee, are met.
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

Frank McGillin

We entered an Employment Agreement with Mr. McGillin on August 14, 2014 in connection with his joining the Company which provides for our employment of Mr. McGillin as our Senior Vice President and Chief Commercial Officer. On December 31, 2018, Mr. McGillin's annual salary was $357,500, subject to periodic review and adjustment at our discretion. Under the Employment Agreement, Mr. McGillin is also eligible to receive an annual performance bonus, payable in cash or stock, of up to 40% of his annual salary. Under the terms of the Employment Agreement, if (1) we terminate Mr. McGillin for cause or if he resigns for other than good reason, Mr. McGillin will not be entitled to any separation benefits; (2) we terminate Mr. McGillin’s employment without cause other than within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to receive separation benefits equal to his base salary, target bonus amount and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. McGillin’s employment within 6 months prior to or 12 months following a change in control of the company or Mr. McGillin resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. McGillin dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants. In connection with the Employment Agreement, Mr. McGillin executed a Confidentiality & Non-Compete Agreement with the Company.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL AND MANAGEMENT STOCKHOLDERS

The following table sets forth certain information concerning beneficial ownership as of January 23, 2019, except as noted below, of our common stock by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each stockholder known by us to beneficially own more than five percent of our common stock.
The number of common shares “beneficially owned” by each stockholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. This information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes (1) any shares as to which the person or entity has sole or shared voting power or investment power and (2) any shares as to which the person or entity has the right to acquire beneficial ownership within 60 days after January 23, 2019, including any shares that could be purchased by the exercise of options or warrants on or within 60 days after January 23, 2019. Each stockholder’s percentage ownership is based on 7,680,463 shares of our common stock outstanding as of January 23, 2019, plus the number of shares of common stock that may be acquired by such stockholder upon exercise of options or warrants that are exercisable on or within 60 days after January 23, 2019.

Unless otherwise indicated below, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under community property laws.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Options(2)	Total
Directors and Executive Officers
Shai N. Gozani, M.D., Ph.D.	153,803	90,628	244,431	3.1%
Thomas T. Higgins	83,441	45,314	128,755	1.7%
Francis X. McGillin	48,497	45,314	93,811	1.2%
David E. Goodman, M.D.	26	10,998	11,024	*
Timothy R. Surgenor	229	11,025	11,254	*
Nancy E. Katz	26	11,025	11,051	*
David Van Avermaete	—	11,306	11,306	*
All Current Directors and Executive Officers as a group (7 persons)	286,022	225,610	511,632	6.5%

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership			Percent of Class of Total
	Common Stock	Preferred Stock(3)	Total
Beneficial Owner of 5% or More Other than Directors and Executive Officers
Sabby Management, LLC(3)	—	852,437	852,437	9.99%

*	Represents less than 1% of the outstanding shares of common stock.

(1)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 1000 Winter Street, Waltham, Massachusetts 02451.

(2)	Includes all options that are exercisable on or within 60 days from January 23, 2019 by the beneficial owner, except as otherwise noted.

(3)
Reflects shares of common stock issuable upon the conversion of preferred stock beneficially owned by Sabby Healthcare Master Fund, Ltd. ("SHMF") and Sabby Volatility Warrant Master Fund ("SVWMF"). The amount does not include 59,307 shares of common stock issuable upon the exercise of warrants issued to SHMF and SVWMF in 2015 and an aggregate of 5,430,690 shares of common stock issuable upon the conversion of 14,052.93 shares of Series D convertible preferred stock and 2,471.70 shares of Series E convertible preferred stock issued to SHMF and SVWMF. All convertible preferred stock held by SHMF and SVWMF is subject to a 9.99% beneficial ownership limitation. Sabby Management, LLC and Hal Mintz do not directly own shares of common stock, but are deemed to have beneficial ownership over these shares of common stock because Sabby Management, LLC is the investment manager for both SHMF and SVWMF and Hal Mintz is the manager of Sabby Management, LLC. The address for the reporting persons is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

TRANSACTIONS WITH RELATED PERSONS

Except as otherwise set forth below, we did not engage in any related person transactions during the years ended December 31, 2018 and December 31, 2017. Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest.

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

DIRECTOR INDEPENDENCE

See Item 10, “Directors, Executive Officers and Corporate Governance — Board Matters and Corporate Governance”.

ITEM 14. Principal Accounting Fees and Services

ACCOUNTING FEES

Aggregate fees for professional services rendered by Moody, Famiglietti, & Andronico, LLP for the years ended December 31, 2018 and 2017 are as follows:

Audit Fees

The audit fees for Moody, Famiglietti, & Andronico, LLP for professional services rendered for the 2018 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents, and review of documents filed with the SEC totaled $141,614, of which $47,364 was billed in 2018 and $94,250 was billed in 2019.

The audit fees for Moody, Famiglietti, & Andronico, LLP for professional services rendered for the 2017 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents, and review of documents filed with the SEC totaled $107,600, of which $54,800 was billed in 2017 and $52,800 was billed in 2018.

Audit-Related Fees

There were no audit-related fees for Moody, Famiglietti, & Andronico, LLP in 2018 and 2017.

All Other Fees

There were no other fees for Moody, Famiglietti, & Andronico, LLP in 2018 and 2017.

Tax Fees

There were no tax fees for Moody, Famiglietti, & Andronico, LLP in 2018 and 2017.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by Moody, Famiglietti, & Andronico, LLP during the 2018 and 2017 fiscal years.

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
3. Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.7	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/2015	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/2016	001-33351
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.		S-8 (Exhibit 4.2)	8/9/2004	333-118059
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	9/17/2007	001-33351
4.1	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.2.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.2.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/2009	001-33351
4.2.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/2013	001-33351
4.2.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/2014	001-33351
4.2.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.2.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/2015	001-33351
4.2.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/2016	001-33351
4.2.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/2016	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.2.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.2.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	7/11/2017	001-33351
4.2.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.2.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	X
4.3.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/2012	333-178165
4.3.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/2012	333-178165
4.4	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/2013	001-33351
4.5	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/2014	001-33351
4.6.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/2015	333-188133
4.6.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/2015	333-188133
4.7	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/2015	001-33351
4.8	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/2015	001-33351
4.9	Form of Common Stock Purchase Warrant (June 2016)		8-K (Exhibit 4.1)	6/3/2016	001-33351
4.10	Form of Common Stock Purchase Warrant (December 2016)		8-K (Exhibit 4.1)	12/29/2016	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/2014	011-33351
Credit Facilities, Loan and Equity Agreements
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010		10-Q (Exhibit 10.1)	5/14/2010	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011		8-K (Exhibit 10.1)	3/3/2011	001-33351
10.2.3	Fifth Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated January 31, 2014		10-Q (Exhibit 10.1)	4/24/2014	001-33351
10.2.4	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015		10-Q (Exhibit 10.1)	4/24/2015	001-33351
10.2.5	Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016		10-K (Exhibit 10.2.5)	2/12/2016	001-33351
10.2.6	Eighth Modification to Loan and Security Agreement with Comerica Bank, dated December 27, 2016		10-K (Exhibit 10.2.6)	2/9/2017	001-33351
10.2.7	Ninth Modification to Loan and Security Agreement with Comerica Bank, dated January 17, 2018		10-K (Exhibit 10.2.7)	2/8/2018	001-33351
10.2.8	Tenth Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2019	X
10.3	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/2015	001-33351
10.4.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/2015	001-33351
10.4.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/2015	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.1)	6/3/2016	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.2)	6/3/2016	001-33351
10.6.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.1)	12/29/2016	001-33351
10.6.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.2)	12/29/2016	001-33351
10.7.1	Engagement Agreement with Rodman & Renshaw, dated as of June 2, 2016		S-1/A (Exhibit 10.8.1)	11/23/2016	333-207566
10.7.2	Amendment to Engagement Agreement with Rodman & Renshaw, dated as of December 19, 2016		8-K (Exhibit 1.1)	12/29/2016	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.7.3	Amendment to Engagement Agreement with Rodman & Renshaw, as amended, dated as of January 3, 2017		S-3 (Exhibit 10.3)	1/27/2017	333-215792
Equity Compensation Plans
10.8+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/2004	333-115440
10.9.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/2004	333-115440
10.9.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/2004	333-115440
10.10.1+	Seventh Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/30/2015	001-33351
10.10.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/2010	001-33351
10.10.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/2004	000-50856
10.10.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/2004	000-50856
10.10.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/2004	000-50856
10.11+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.12.1+	Third Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	3/17/2016	001-33351
Agreements with Executive Officers and Directors
10.13+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/2004	333-115440
10.14.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		S-1/A (Exhibit 10.9)	6/22/2004	333-115440
10.14.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-K (Exhibit 10.11)	3/20/2009	001-33351
10.14.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.14.4+
NeuroMetrix, Inc. Non-Statutory Stock Option Agreement (pursuant to the Amended and Restated 1998 Equity Incentive Plan), dated as of June 21, 2004, by and between Shai N. Gozani M.D., Ph.D., and NeuroMetrix, Inc.
			S-1/A (Exhibit 10.17)	6/22/2004	333-115440
10.15.1+	Letter Agreement, dated August 31, 2009, between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.1)	9/15/2009	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.15.2+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.15.3+	Employment Agreement, dated October 27, 2014 by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.4)	10/28/2014	001-33351
10.16.1+	Letter Agreement, dated August 14, 2014, between NeuroMetrix, Inc. and Francis X. McGillin		10-Q (Exhibit 10.5)	10/28/2014	001-33351
10.17+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Agreements with Respect to Collaborations, Licenses, Research and Development
10.18†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
10.19†	Asset Purchase Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.19)	2/8/2018	001-33351
10.20†	Development and Services Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.20)	2/8/2018	001-33351
10.21†	Contribution Agreement, dated as of December 22, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.21)	2/8/2018	001-33351
10.22†	Amended and Restated Limited Liability Company Agreement of Quell Intellectual Property Corp., LLC, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.22)	2/8/2018	001-33351
10.23	NeuroMetrix License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.23)	2/8/2018	001-33351
10.24	GSK License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.24)	2/8/2018	001-33351
10.25	Assignment Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.25)	2/8/2018	001-33351
10.26*	Amendment No.1 to Development and Services Agreement, dated as of December 6, 2018, by and between GSK Consumer Health S.A. and NeuroMetrix, Inc.	X
23.1	Consent of Moody, Famiglietti & Andronico, LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
101
The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2018 and 2017, (ii) Statements of Operations for the years ended December 31, 2018 and 2017, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Financial Statements.
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
Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: January 24, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on January 24, 2019 in the capacities indicated below.

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

Years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroMetrix, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
We have served as the Company’s auditor since 2017.

/s/ Moody, Famiglietti, & Andronico, LLP

Moody, Famiglietti, & Andronico, LLP
Tewksbury, Massachusetts
January 24, 2019

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$6,780,429	$4,043,681
Accounts receivable, net of allowances of $25,000 at December 31, 2018 and 2017	1,082,957	1,049,329
Inventories	2,861,864	2,142,561
Prepaid expenses and other current assets	905,767	1,867,803
Total current assets	11,631,017	9,103,374
Fixed assets, net	407,339	440,842
Other long-term assets	74,892	55,008
Total assets	$12,113,248	$9,599,224
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,298,084	$733,305
Accrued expenses and compensation	1,659,173	2,362,124
Accrued product returns	1,101,658	666,375
Deferred revenue	—	820,031
Deferred collaboration income	1,956,522	—
Total current liabilities	6,015,437	4,581,835
Total liabilities	6,015,437	4,581,835
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock	—	—
Convertible preferred stock	18	30
Common stock, $0.0001 par value; 100,000,000 authorized at December 31, 2018 and 2017; 7,380,463 and 2,706,066 shares issued and outstanding at December 31, 2018 and 2017, respectively	738	271
Additional paid-in capital	197,113,646	196,355,142
Accumulated deficit	(191,016,591)	(191,338,054)
Total stockholders’ equity	6,097,811	5,017,389
Total liabilities and stockholders’ equity	$12,113,248	$9,599,224
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2018	2017
Revenues	$16,090,138	$17,092,336
Cost of revenues	8,707,082	10,235,538
Gross profit	7,383,056	6,856,798
Operating expenses:
Research and development	5,134,592	3,497,636
Sales and marketing	9,698,753	10,751,863
General and administrative	4,841,278	5,689,917
Total operating expenses	19,674,623	19,939,416
Loss from operations	(12,291,567)	(13,082,618)
Other income:
Collaboration income	12,255,704	—
Other income	59,468	223,365
Total other income	12,315,172	223,365
Net income (loss)	23,605	(12,859,253)

Net income (loss) applicable to common stockholders:
Deemed dividends attributable to preferred shareholders (Note 12)	—	(6,874,780)
Net income (loss) applicable to common stockholders	$23,605	$(19,734,033)

Net income (loss) per common share applicable to common stockholders:
Basic	$0.003	$(11.598)
Diluted	$0.002	$(11.598)

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

 Statements of Changes in Stockholders’ Equity

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2016	17,702.65	$18	836,863	$84	$183,439,463	$(178,478,801)	$4,960,764
Stock-based compensation expense	—	—	—	—	209,691	—	209,691
Issuance of Series E preferred stock and warrants and repricing other holdings under purchase agreement	7,000.00	7	—	—	6,057,382	—	6,057,389
Issuance of Series F preferred stock and repurchase of certain warrants under purchase agreement	10,621.00	11	—	—	6,628,019	—	6,628,030
Issuance of common stock upon conversion of preferred stock	(5,843.67)	(6)	1,833,240	184	(178)	—	—
Issuance of common stock under employees stock purchase plan	—	—	11,583	1	20,767	—	20,768
Issuance of common stock in exchange for warrants	—	—	24,380	2	(2)	—	—
Net loss	—	—	—	—	—	(12,859,253)	(12,859,253)
Balance at December 31, 2017	29,479.98	30	2,706,066	271	196,355,142	(191,338,054)	5,017,389
Stock-based compensation expense	—	—	—	—	446,077	—	446,077
Issuance of common stock upon conversion of preferred stock	(11,966.35)	(12)	4,436,802	444	(432)	—	—
Common stock issued to settle employee incentive compensation obligations	—	—	214,791	21	294,243	—	294,264
Issuance of common stock under employees stock purchase plan	—	—	22,804	2	18,616	—	18,618
Adoption of ASC606	—	—	—	—	—	297,858	297,858
Net income	—	—	—	—	—	23,605	23,605
Balance at December 31, 2018	17,513.63	$18	7,380,463	$738	$197,113,646	$(191,016,591)	$6,097,811
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2018	2017
Cash flows for operating activities:
Net income (loss)	$23,605	$(12,859,253)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	169,712	262,334
Stock-based compensation	446,077	209,691
Change in fair value of warrant liability	—	(208,480)
Changes in operating assets and liabilities:
Accounts receivable	1,319,871	(310,600)
Inventories	(719,303)	(117,409)
Prepaid expenses and other current and long-term assets	358,661	(884,642)
Accounts payable	572,153	(8,117)
Accrued expenses and compensation	(408,687)	891,181
Accrued product returns	(856,898)	181,116
Deferred revenue	—	191,795
Deferred collaboration income	1,956,522	—
Net cash provided by (used in) operating activities	2,861,713	(12,652,384)
Cash flows for investing activities:
Purchases of fixed assets	(143,583)	(163,096)
Net cash used in investing activities	(143,583)	(163,096)
Cash flows from financing activities:
Net proceeds from issuance of stock and warrants, including private offerings and equity plans	18,618	12,910,026
Net cash provided by financing activities	18,618	12,910,026
Net increase in cash and cash equivalents	2,736,748	94,546
Cash and cash equivalents, beginning of year	4,043,681	3,949,135
Cash and cash equivalents, end of year	$6,780,429	$4,043,681
Supplemental disclosure of cash flow information:
Fixed asset additions included in accounts payable	$—	$7,374
Change in fair value of warrant liability from repricing	$—	$244,611
Exchange of warrant liability for Series F Preferred Stock	$—	$40,772
Common stock issued to settle employee incentive compensation obligations	$294,264	$—

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, Inc., or the Company, is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. The Company has two primary products. Quell is an over-the-counter wearable therapeutic device for chronic pain. DPNCheck® is a rapid point-of-care test for diabetic neuropathy which is the most common long-term complication of Type 2 diabetes.

In 2018, the Company entered into a collaboration with GlaxoSmithKline ("GSK"). The GSK collaboration set up a framework for the joint development of the next generation of Quell, recently launched in the United States in September 2018, and the assignment of areas of marketing responsibility. The initial term of the GSK collaboration runs through 2020. Through December 31, 2018, GSK has paid the Company $14.7 million, committed to future performance milestone payments totaling up to $10.2 million, and agreed to co-fund Quell development costs starting in 2019.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2018, the Company had an accumulated deficit of $191.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2018, the Company held cash and cash equivalents of $6.8 million. The Company believes that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements through 2019. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in 2020. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; (f) delays in the anticipated timing of GSK milestones; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. The Company may attempt to obtain additional funding through achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

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

At December 31, 2018 and 2017, two customers accounted for 45% and 66% of accounts receivable, respectively. Two customers accounted 23% of revenues for the year ended December 31, 2018 and one customer accounted for 19% of revenues, for the year ended December 31, 2017.

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

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2018 and 2017 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents are carried at fair value determined according to the fair value hierarchy described in Note 9.

Revenue Recognition

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single product delivery performance obligation. Accrued product returns are estimated based on historical data and evaluation of current information.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

 Upon adoption of ASU 2014-09, the Company recorded a decrease in accumulated deficit of $297,858 as detailed in the following table:

	As reported		After adoption
	December 31, 2017	ASU 2014-09 Impact	January 1, 2018

Accounts receivable, net	$1,049,329	$1,353,499	$2,402,828
Prepaid expenses and other current assets	$1,867,803	$(583,491)	$1,284,312
Total current assets	$9,103,374	$770,008	$9,873,382

Accrued product returns	$666,375	$1,292,181	$1,958,556
Deferred revenue	$820,031	$(820,031)	$—
Total current liabilities	$4,581,835	$472,150	$5,053,985

Accumulated deficit	$(191,338,054)	$297,858	$(191,040,196)
Total stockholders’ equity	$5,017,389	$297,858	$5,315,247

The following table summarizes the effects of adopting ASU 2014-09 on the Company's statement of operations for the year ended December 31, 2018:

	As reported	Adjustments	Amounts under prior GAAP

Revenues	$16,090,138	$558,161	$16,648,299
Cost of revenues	$8,707,082	$419,709	$9,126,791
Gross profit	$7,383,056	$138,452	$7,521,508
Net income applicable to common stockholders	$23,605	$138,452	$162,057
Net income per common share applicable to common stockholders,
Basic	$0.003	$0.020	$0.023
Diluted	$0.002	$0.010	$0.012

 The following table summarizes the effects of adopting ASU 2014-09 on the Company's balance sheet as of December 31, 2018:

	As reported	Adjustments	Amounts under prior GAAP

Accounts receivable, net	$1,082,957	$(277,637)	$805,320
Prepaid expenses and other current assets	$905,767	$163,782	$1,069,549
Total current assets	$11,631,017	$(113,855)	$11,517,162

Accrued product returns	$1,101,658	$(551,000)	$550,658
Deferred revenue	$—	$596,551	$596,551
Total current liabilities	$6,015,437	$45,551	$6,060,988

Accumulated deficit	$(191,016,591)	$(159,406)	$(191,175,997)
Total stockholders’ equity	$6,097,811	$(159,406)	$5,938,405

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Adoption of the standard had no impact on total net cash provided by or used in operating, investing, or financing activities within the statements of cash flows.

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts and determines the allowance based on an analysis of customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are past due and over 90 days outstanding are reviewed individually for collectability. Account balances are written-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $25,000 as of December 31, 2018 and 2017.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Collaboration income

Collaboration income is recognized within Other Income when contractual performance obligations, outside the ordinary activities of the Company, have been satisfied and control has been transferred to a collaboration partner. Collaboration income for each performance obligation is based on relative fair value of the overall transaction price. A deferred collaboration income liability is recorded when payments are received prior to satisfaction of performance obligations. The company recognized $12,255,704 of collaboration income in 2018 and recorded $1,956,522 of deferred collaboration income liability as of December 31, 2018.

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $129,837 and $127,361 at December 31, 2018 and 2017, respectively, are included in accrued expenses in the accompanying balance sheets.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is generally recognized ratably over the requisite service period. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected life of options, expected annual dividend yield, and risk-free interest rate (See Note 3 — Stock-Based Compensation).

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Net Income (Loss) per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Years Ended December 31,
	2018	2017
Net income (loss) applicable to common stockholders	$23,605	$(19,734,033)

Weighted average number of common shares outstanding, basic	7,104,574	1,701,481
Dilutive convertible preferred stock	6,780,995	—
Weighted average number of common shares outstanding, dilutive	13,885,569	1,701,481

Net income (loss) per common share applicable to common stockholders, basic	$0.003	$(11.598)
Net income (loss) per common share applicable to common stockholders, diluted	$0.002	$(11.598)
The 2017 earnings per share amounts have been reformatted to conform to current year presentation.
The following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2018	2017
Options	441,990	99,344
Warrants	459,375	2,742,266
Convertible preferred stock	—	5,961,679
Total	901,365	8,803,289

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $5,766,982 and $6,851,082, in 2018 and 2017, respectively.

Accumulated Other Comprehensive Items

For 2018 and 2017, the Company had no components of other comprehensive income or loss other than net income (loss).

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for 2018 and 2017 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 12% and 7% of total revenues in 2018 and 2017, respectively.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Recently Issued or Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 31, 2018, and for interim periods therein. The Company expects to adopt ASU 2016-02, using the modified retrospective method, upon its effective date of January 1, 2019. The Company anticipates the impact of adoption will be an increase to long-term assets and total liabilities of approximately $1.9 million as of January 1, 2019.

3. Stock-Based Compensation

The Company's 2004 Stock Option and Incentive Plan was amended and restated most recently in 2018. At the Annual Meeting of Stockholders held on May 1, 2018, the stockholders of the Company approved the Company’s Tenth Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 400,000 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2018, 1,128,946 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 244,800 shares had been issued, 494,101 shares were subject to outstanding options at a weighted average exercise price of $4.08 per share and 390,045 shares were available for future grant.

The Company's 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”) is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2018, 12,500 shares of common stock were authorized for issuance and were available for future grant under the 2009 Inducement Plan.

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

The Company's 2004 Employee Stock Purchase Plan (the “2004 ESPP”) provides the Company’s employees an opportunity to acquire a proprietary interest in the Company. Company employees who have been employed by the Company for at least 60 days and whose customary employment is for more than 20 hours per week and for more than five months in any calendar year were eligible to participate and any employee who owns 5% or more of the voting power or value of the Company’s stock were not eligible to participate. The 2004 ESPP authorized the issuance of up to a total of 326 shares of the Company’s common stock to participating employees.

The Company's 2010 Employee Stock Purchase Plan was amended and restated most recently in 2018. At the Annual Meeting of Stockholders held on May 1, 2018, the stockholders of the Company approved the Company’s Fourth Amended and Restated 2010 Employee Stock Purchase Plan (the “2010 ESPP”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 150,000 shares. The 2010 ESPP initially authorized the issuance of up to a total of 217 shares, of the Company’s common stock to participating employees plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2019, equal to the lesser of (i) 25,000 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All of the Company’s full-time employees and certain part-time employees are eligible to participate in the 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

Under the 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2018 and 2017 the Company issued 22,804 and 11,583 shares of its common stock, respectively, under the 2010 ESPP. As of December 31, 2018, there were 127,775 remaining shares to be issued under the 2010 ESPP.

The Company uses the Black-Scholes option pricing model for determining the fair value of shares of common stock issued or to be issued under the 2010 ESPP. The following assumptions are used in determining fair value: The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a six month term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero because the Company does not currently pay dividends nor expects to do so during the expected option term. An expected term of six months is used based on the duration of each plan offering period. The volatility assumption is based on a consideration of stock price volatility over the most recent period of time corresponding to the expected term and is also based on expected future stock price volatility.

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2018 and 2017 is calculated using the following assumptions:

	Years Ended December 31,
	2018	2017
Risk-free interest rate	2.2- 3.0%	1.8- 2.1%
Expected dividend yield	—	—
Expected option term	3 - 5 years	5 years
Volatility	70.0%	70.0%

The risk-free interest rate assumption is based on the United States Treasury’s constant maturity rate for a three or five year term (corresponding to the expected option term) on the date the option was granted. The expected dividend yield is zero as the Company does not currently pay dividends nor expects to do so during the expected option term. The expected option term of three to five years is estimated based on an analysis of actual option exercises. The volatility assumption is based on daily historical volatility during the time period that corresponds to the expected option term and expected future stock price volatility. The pre-vesting forfeiture rate is based on the historical and projected average turnover rate of employees.
A summary of option activity for the year ended December 31, 2018 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	80,537	$19.32
Granted	418,950	1.71
Exercised	—	—
Forfeited	(5,317)	18.77
Expired	(69)	2,254.91
Outstanding at December 31, 2018	494,101	$4.08	3.91	$—
Vested or expected to vest at December 31, 2018	494,101	$4.08	3.91	$—
Exercisable at December 31, 2018	396,676	$3.94	2.68	$—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2018, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2018.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

The weighted average per share grant-date fair values of options granted during 2018 and 2017 was $1.71 and $2.37, respectively.

The aggregate intrinsic value of options issued or exercised during 2018 and 2017 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $244,422, which related to 494,101 shares with a per share weighted fair value of $4.08 as of December 31, 2018. This unrecognized cost is expected to be recognized over a weighted average period of approximately 2.0 years.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for 2018 and 2017, was $18,618 and $20,768, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $446,077 and $209,691 for 2018 and 2017, respectively.

4. Inventories

Inventories consist of the following:

	December 31,
	2018	2017
Purchased components	$1,767,674	$505,293
Finished goods	1,094,190	1,637,268
	$2,861,864	$2,142,561

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2018	2017
Computer and laboratory equipment	3	$857,889	$881,969
Furniture and equipment	3	241,413	227,845
Production equipment	7	327,000	346,469
Leasehold improvements	*	141,485	117,994
		1,567,787	1,574,277
Less – accumulated depreciation		(1,160,448)	(1,133,435)
		$407,339	$440,842

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $169,712 and $262,334 for 2018 and 2017, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

6. Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following for the years ended December 31, 2018 and 2017:

	December 31,
	2018	2017
Technology fees	$450,000	$450,000
Professional services	391,000	603,000
Compensation	213,756	786,184
Advertising	171,000	160,800
Warranty	129,837	127,361
Other	303,580	234,779
	$1,659,173	$2,362,124

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2018 and 2017.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2018 and 2017.

	Years Ended December 31,
	2018	2017
Federal tax provision (benefit) rate	(21.0)%	(34.0)%
State tax provision, net of federal provision	(19.6)	(5.9)
Permanent items	(315.0)	(0.1)
Federal research and development credits	659.2	(0.7)
Change in statutory tax rate	—	150.3
Valuation allowance	(303.6)	(109.6)
Effective income tax rate	—	—

The Company’s deferred tax assets consist of the following:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$31,239,750	$31,902,006
Research and development credit carryforwards	2,599,358	2,432,058
Accrued expenses	965,191	748,334
Stock-based compensation	227,843	229,676
Other	9,158	19,240
Total gross deferred tax assets	35,041,300	35,331,314
Valuation allowance	(35,041,300)	(35,331,314)
Net deferred tax assets	$—	$—

At December 31, 2018, the Company has federal and state net operating loss carryforwards (“NOL”) of $143.0 million and $48.4 million, respectively, as well as federal and state tax credits of $1.7 million and $1.1 million, respectively, which may be available to reduce future taxable income and related taxes. This amount includes tax benefits of $2.5 million and $75,482 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The tax benefit of these items will be recorded as a credit to additional paid-in capital upon realization of the deferred tax asset or

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes - (continued)

reduction in income taxes payable. The federal NOLs, the state NOLs, and the federal and state research and development credits each begin to expire in 2019.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $35.0 million and $35.3 million has been established at December 31, 2018 and 2017, respectively. In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted and included changes which reduced the federal corporate tax rate to 21% effective January 1, 2018. Deferred income tax assets and liabilities are measured using enacted tax laws and rates applicable to the periods in which differences are expected to reverse. Accordingly, deferred tax assets and liabilities have been remeasured as of December 31, 2017 and the effect of the remeasurement has been reflected in the provision for income taxes for the year ended December 31, 2017. Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2018 or 2017. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2015 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

8. Commitments and Contingencies

Operating Leases

In June 2018, the Company extended the lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) through September 2025. The Woburn Lease has a monthly base rent of $13,846 and a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $41,074.

NeuroMetrix, Inc.

Notes to Financial Statements

8. Commitments and Contingencies - (continued)

Future minimum lease payments under non-cancellable operating leases as of December 31, 2018 are as follows:

2019	$629,222
2020	641,193
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$2,619,927

Total recorded rent expense was $627,732 and $670,860, for 2018 and 2017, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term.

Other Commitments

At December 31, 2018, other commitments, comprised of purchase orders, totaled approximately $4,988,383.

9. Fair Value Measurements

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

	December 31, 2018	Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,284,928	$4,284,928	$—	$—
Total	$4,284,928	$4,284,928	$—	$—

	December 31, 2017	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$1,744,965	$1,744,965	$—	$—
Total	$1,744,965	$1,744,965	$—	$—

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements - (continued)

The following table provides a summary of changes in the fair value of the Company’s Level 3 financial liabilities between December 31, 2016 and December 31, 2017.

Total
Balance at December 31, 2016	$4,641
Change in fair value of warrant liability from repricing	244,611
Change in fair value of warrant liability	(208,480)
Repurchase and retirement of warrants	(40,772)
Balance at December 31, 2017	$—

10. Retirement Plan

The Company has established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2018 and 2017 the Company made no contributions to the plan.

11. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2018, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended, most recently on January 14, 2019 and extended until April 15, 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2018, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $0.2 million of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the landlords of the Company’s facilities. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2018 was approximately $2.3 million.

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2018	2017
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2018 and 2017, and 200 and 500 shares issued and outstanding at December 31, 2018 and 2017, respectively	1	1
Series D convertible preferred stock, $0.001 par value, 21,300 shares designated at December 31, 2018 and 2017, 14,052.93 shares issued and outstanding at December 31, 2018 and 2017	14	14
Series E convertible preferred stock, $0.001 par value, 7,000 designated at December 31, 2018 and 2017, and 3,260.70 and 7,000 shares issued and outstanding at December 31, 2018 and 2017, respectively	3	7
Series F convertible preferred stock, $0.001 par value, 10,621 shares designated at December 31, 2018 and 2017, and zero and 7,927.05 shares issued and outstanding at December 31, 2018 and 2017, respectively	—	8

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

Private and Public Offerings of Common Stock and Warrants

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

The Company determined that equity classification was appropriate for the warrants issued in the Q1 2017 Offering, following guidance in the Derivatives and Hedging topic of the Codification. In making this equity classification determination, the Company noted the warrants may only be settled in shares of common stock and had no requirements to be settled in registered shares when exercised. The fair value of the five year warrants was estimated to be $3.5 million on the offering date using a Black-Scholes model with the following assumptions: stock price of $4.96, exercise price of $5.60, expected volatility of 70.2%, risk free interest rate of 2.04%, expected term of 5 years, and no dividends.

During 2017, 3,149.72 shares of the Series D Preferred Stock were converted into a total of 859,077 shares of common stock. and 2,693.95 shares of the Series F Preferred Stock were converted into a total of 974,163 shares of common stock.

2018 activity

In 2018, 300.00 shares of the Series B Preferred Stock were converted into a total of 928 shares of Common Stock. As of December 31, 2018, 200.00 shares of Series B Preferred Stock remained outstanding. In 2018, 3,739.3 shares of the Series E Preferred Stock were converted into a total of 1,421,787 shares of Common Stock. As of December 31, 2018, 3,260.70 shares of Series E Preferred Stock remained outstanding. In 2018, 7,927.05 shares of the Series F Preferred Stock were converted into a total of 3,014,087 shares of Common Stock. As of December 31, 2018, zero shares of Series F Preferred Stock remained outstanding.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

Other equity activity
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

As of December 31, 2018, the Company had 100,000,000 shares of common stock authorized and 7,380,463 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2018, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	459,375
Outstanding stock options	494,101
Possible future issuance under inducement plan	12,500
Possible future issuance under stock option plans	390,045
Possible future issuance under employee stock purchase plan	127,775
Total	1,483,796

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

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2018
Allowance for Doubtful Accounts	$25,000	3,447	—	(3,447)		$25,000
Deferred Tax Asset Valuation Allowance	35,331,314	269,241	—	(559,255)	(1)	35,041,300
December 31, 2017
Allowance for Doubtful Accounts	$25,000	8,374	—	(8,374)		$25,000
Deferred Tax Asset Valuation Allowance	49,274,154	3,175,637	—	(17,118,477)	(1)	35,331,314

(1)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1