Form 10-Q
period 2019-03-31
NeuroMetrix, Inc.
filed 2019-04-25
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,820,273 shares of common stock, par value $0.0001 per share, were outstanding as of April 22, 2019.
In addition, there were 454,781 warrants to purchase shares of the issuer's common stock listed under NUROW on the Nasdaq stock exchange outstanding as of April 22, 2019.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2019

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2019	December 31, 2018 (a)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,200,795	$6,780,429
Accounts receivable, net	972,352	1,082,957
Inventories	2,494,268	2,861,864
Prepaid expenses and other current assets	962,727	860,915
Total current assets	11,630,142	11,586,165

Fixed assets, net	375,561	407,339
Right to use asset	1,870,979	1,968,062
Other long-term assets	30,081	30,314
Total assets	$13,906,763	$13,991,880

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$557,861	$1,298,084
Accrued expenses and compensation	3,036,301	2,236,633
Accrued product returns	726,892	1,101,658
Deferred collaboration income	181,818	1,956,522
Total current liabilities	4,502,872	6,592,897

Lease obligation, net of current portion	1,211,480	1,301,172
Total liabilities	5,714,352	7,894,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	15	18
Common stock, $0.0001 par value; 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 8,310,463 and 7,380,463 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	831	738
Additional paid-in capital	197,157,649	197,113,646
Accumulated deficit	(188,966,084)	(191,016,591)
Total stockholders’ equity	8,192,411	6,097,811
Total liabilities and stockholders’ equity	$13,906,763	$13,991,880

 (a) Amounts adjusted due to adoption of lease accounting standard (Note 1)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2019	2018

Revenues	$3,122,935	$4,942,990

Cost of revenues	2,324,231	2,955,260

Gross profit	798,704	1,987,730

Operating expenses:
Research and development	855,081	1,279,564
Sales and marketing	2,025,288	2,504,741
General and administrative	1,619,490	1,804,143

Total operating expenses	4,499,859	5,588,448

Loss from operations	(3,701,155)	(3,600,718)

Other income:
Collaboration income	5,734,849	4,755,705
Other income	16,813	11,265

Total other income	5,751,662	4,766,970

Net income	$2,050,507	$1,166,252

Net income per common share applicable to common stockholders,
Basic	$0.26	$0.18
Diluted	$0.15	$0.08

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2017	29,479.98	$30	2,706,066	$271	$196,355,142	$(191,338,054)	$5,017,389
Stock-based compensation expense	—	—	—	—	341,026	—	341,026
Issuance of common stock upon conversion of preferred stock	(11,666.35)	(12)	4,435,874	443	(431)	—	—
Effect of adoption of ASC606	—	—	—	—	—	297,858	297,858
Net income	—	—	—	—	—	1,166,252	1,166,252
Balance at March 31, 2018	17,813.63	$18	7,141,940	$714	$196,695,736	$(189,873,944)	$6,822,524

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2018	17,813.63	$18	7,380,463	$738	$197,113,646	$(191,016,591)	$6,097,811
Stock-based compensation expense	—	—	—	—	44,093	—	44,093
Issuance of common stock upon conversion of preferred stock	(2,445.90)	(3)	930,000	93	(90)	—	—
Net income	—	—	—	—	—	2,050,507	2,050,507
Balance at March 31, 2019	15,367.73	$15	8,310,463	$831	$197,157,649	$(188,966,084)	$8,192,411

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$2,050,507	$1,166,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,778	55,444
Stock-based compensation	44,093	341,026
Inventory provision	700,000	—
Changes in operating assets and liabilities:
Accounts receivable	110,605	814,108
Inventories	(182,404)	283,909
Prepaid expenses and other current and long-term assets	(101,579)	343,177
Accounts payable	(740,223)	(369,665)
Accrued expenses and compensation	657,059	(868)
Accrued product returns	(374,766)	(553,439)
Deferred collaboration income	(1,774,704)	—
Net cash provided by operating activities	420,366	2,079,944

Cash flows from investing activities:
Purchases of fixed assets	—	(25,833)
Net cash used in investing activities	—	(25,833)

Net increase in cash and cash equivalents	420,366	2,054,111
Cash and cash equivalents, beginning of period	6,780,429	4,043,681
Cash and cash equivalents, end of period	$7,200,795	$6,097,792

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
March 31, 2019

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

In 2018, the Company entered into a collaboration with GlaxoSmithKline ("GSK"). The GSK collaboration established a framework for the joint development of the next generation of Quell, recently launched in the United States in September 2018, and the assignment of areas of marketing responsibility. The initial term of the GSK collaboration runs through 2020. Through March 31, 2019, GSK has paid the Company $18.7 million, committed to future performance milestone payments totaling up to $6.2 million, and agreed to co-fund Quell development costs starting in 2019.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At March 31, 2019, the Company had an accumulated deficit of $189.0 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company held cash and cash equivalents of $7.2 million as of March 31, 2019. The Company believes that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements through 2019. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in 2020. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; (f) delays in the anticipated timing of achievement of GSK milestones; (g) the final outcome of the Federal Trade Commission civil investigative demand enforcement action involving Quell; and (h) other items affecting the Company’s forecasted level of expenditures and use of cash resources. The Company may attempt to obtain additional funding through achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2019, unaudited statements of operations for the quarters ended March 31, 2019 and 2018, unaudited statements of changes in stockholders' equity for the three months ended March 31, 2019 and 2018 and the unaudited statements of cash flows for the three months ended March 31, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2018 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 24, 2019 (File No. 001-33351), or the Company’s 2018 Form 10-K.

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

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $25,000 as of March 31, 2019 and December 31, 2018.

Two customers accounted for 32% and 32% of total revenues in the quarters ended March 31, 2019 and 2018, respectively. Two customers accounted for 44% and 45% of accounts receivable as of March 31, 2019 and December 31, 2018, respectively.

Collaboration income

Collaboration income is recognized within Other income when contractual performance obligations, outside the ordinary activities of the Company, have been satisfied and control has been transferred to a collaboration partner. Collaboration income for each performance obligation is based on the fair value of such performance obligation relative to the total fair value of all performance obligations multiplied by the overall transaction price. A deferred collaboration income liability is recorded when payments are received prior to satisfaction of performance obligations. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of $5,734,849 and $4,755,705, for the quarters ended March 31, 2019 and 2018, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at March 31, 2019 was $208,741. The total compensation costs are expected to be recognized over a weighted-average period of 1.8 years.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 required that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The Company adopted ASU 2016-02, using the modified retrospective method, upon its effective date of January 1, 2019. The impact of adoption was an increase to long-term assets and total liabilities of approximately $1.9 million as of January 1, 2019.

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of March 31, 2019:

	As reported	Adjustments	Amounts under prior GAAP

Prepaid expenses and other current assets	$962,727	$44,852	$1,007,579
Total current assets	$11,630,142	$44,852	$11,674,994
Right of use asset	$1,870,979	$(1,870,979)	$—
Other long-term assets	$30,081	$34,363	$64,444
Total assets	$13,906,763	$(1,791,764)	$12,114,999
Accrued expenses	$3,036,301	$(580,284)	$2,456,017
Total current liabilities	$4,502,872	$(580,284)	$3,922,588
Lease obligation - net of current portion	$1,211,480	$(1,211,480)	$—
Total liabilities	$5,714,352	$(1,791,764)	$3,922,588

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of December 31, 2018:

	As reported	Adjustments	Amounts under prior GAAP

Prepaid expenses and other current assets	$860,915	$44,852	$905,767
Total current assets	$11,586,165	$44,852	$11,631,017
Right of use asset	$1,968,062	$(1,968,062)	$—
Other long-term assets	$30,314	$44,578	$74,892
Total assets	$13,991,880	$(1,878,632)	$12,113,248
Accrued expenses	$2,236,633	$(577,460)	$1,659,173
Total current liabilities	$6,592,897	$(577,460)	$6,015,437
Lease obligation - net of current portion	$1,301,172	$(1,301,172)	$—
Total liabilities	$7,894,069	$(1,878,632)	$6,015,437

Adoption of ASU 2016-02 had no impact on the Company's statements of operations, statements of changes in stockholders' equity and statements of cash flows.

2.	Comprehensive Income

For the quarters ended March 31, 2019 and 2018, the Company had no components of other comprehensive income other than net income itself.

3.	Net Income Per Common Share

Basic and dilutive net income per common share were as follows:

	Quarters Ended March 31,
	2019	2018
Net income applicable to common stockholders	$2,050,507	$1,166,252

Weighted average number of common shares outstanding, basic	7,741,463	6,345,719
Dilutive convertible preferred stock	6,222,746	7,380,895
Weighted average number of common shares outstanding, dilutive	13,964,209	13,726,614

Net income per common share applicable to common stockholders, basic	$0.26	$0.18
Net income per common share applicable to common stockholders, diluted	$0.15	$0.08

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2019	2018
Options	488,494	336,817
Warrants	459,375	459,375
Total	947,869	796,192

4.	Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Purchased components	$1,710,368	$1,767,674
Finished goods	783,900	1,094,190
	$2,494,268	$2,861,864

The Company recorded an inventory related provision of $700,000 in the quarter ended March 31, 2019 to adjust Quell Classic inventory to net realizable value. The provision was assigned in the amounts of $335,000 and $165,000 within purchased components and finished goods, respectively. The remaining $200,000 related to components located at contract manufacturers was recorded in accrued expenses.

5.	Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2019	December 31, 2018
Professional services	$863,000	$391,000
Lease obligation, current portion	580,284	577,460
Compensation	467,522	213,756
Technology fees	450,000	450,000
Contract manufacturer	320,000	160,000
Warranty reserve	116,000	129,837
Advertising and promotion	61,200	171,000
Other	178,295	143,580
	$3,036,301	$2,236,633

6.	Leases

Operating Leases

In June 2018, the Company extended the lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) through September 2025. The Woburn Lease has a monthly base rent of $13,918 and a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the Waltham lease is $41,074.
Future minimum lease payments under non-cancellable operating leases as of March 31, 2019 are as follows:

2019	$473,413
2020	641,193
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$2,464,118

Weighted-average discount rate, 14.6%	$672,354
Lease obligation, current portion	580,284
Lease obligation, net of current portion	1,211,480
$2,464,118

Total recorded rent expense was $166,024 and $156,703, for the quarters ended March 31, 2019 and 2018, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term.

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

		Fair Value Measurements at March 31, 2019 Using
	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,966,621	$4,966,621	$—	$—
Total	$4,966,621	$4,966,621	$—	$—

		Fair Value Measurements at December 31, 2018 Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,284,928	$4,284,928	$—	$—
Total	$4,284,928	$4,284,928	$—	$—

8.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of March 31, 2019, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended most recently in March 2019 and expires in June 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2019, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's landlords. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2019 was approximately $2.3 million.

9.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2019	December 31, 2018
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2019 and December 31, 2018; 200 shares issued and outstanding at March 31, 2019 and December 31, 2018	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at March 31, 2019 and December 31, 2018; 13,526.93 and 14,052.93 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$13	$14
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at March 31, 2019 and December 31, 2018; 1,340.80 and 3,260.70 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	$1	$3

2019 equity activity

During the three months ended March 31, 2019, 526.00 shares of the Series D Preferred Stock were converted into a total of 200,000 shares of Common Stock and 1,919.90 shares of the Series E Preferred Stock were converted into a total of 730,000 shares of Common Stock.

2018 equity activity

During the three months ended March 31, 2018, 3,739.3 shares of the Series E Preferred Stock were converted into a total of 1,421,787 shares of Common Stock and 7,927.05 shares of the Series F Preferred Stock were converted into a total of 3,014,087 shares of Common Stock.

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

Overview

NeuroMetrix is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine to address chronic health conditions including chronic pain, sleep disorders, and diabetes. Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for management of chronic pain. We have an experienced management team and Board of Directors. Our business is fully integrated with in-house capabilities spanning product research and development, manufacturing, regulatory affairs and compliance, sales and marketing, and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets and are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•Wearable neurostimulation therapeutic devices
•Point-of-care neuropathy diagnostic tests

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health as any pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. In individuals suffering from chronic pain, pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and can contribute to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid and opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often hit or miss. Side effects and the potential for addiction are real and the risks are substantial. Increasingly, federal, state and private-payer restrictions are being imposed on prescription opioids as a response to those risks. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutritional supplements, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total these pain relief products and services account for approximately $20 billion in annual spending in the United States.

Nerve stimulation is a well-established category of treatment for chronic pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our Quell wearable technology for chronic pain addresses these limitations and has resulted in quality of life improvements for a majority of chronic pain sufferers who have used the product, which we have determined through post-market analysis of user data submitted to us for research purposes via the Quell App, clinical studies, and user reviews.

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million people with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes affecting over 50% of the diabetic population is nerve disease or diabetic neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in their feet and lower legs.

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

In 2018, the Company entered into a collaboration with GlaxoSmithKline ("GSK"). The GSK collaboration established a framework for the joint development of the next generation of Quell, recently launched in the United States in September 2018, and to be launched by GSK internationally, and the assignment of areas of marketing responsibility. The initial term of the GSK collaboration runs through 2020. Through March 31, 2019, GSK has paid the Company $18.7 million in milestone payments GSK has committed to future performance milestone payments totaling up to $6.2 million, and agreed to co-fund Quell development costs starting in 2019.

Results of Operations

Comparison of Quarters Ended March 31, 2019 and 2018

Revenues

	Quarters Ended March 31,
	2019	2018	Change	% Change
	(in thousands)
Revenues	$3,122.9	$4,943.0	$(1,820.1)	(36.8)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During the first quarter of 2019 total revenues decreased by $1.8 million, or 36.8%, from the first quarter of 2018. Quell revenues of $1.6 million were the largest contributor to total revenue. They were $1.8 million, or 52.6%, below the comparable 2018 period primarily due to the reduction of advertising promotion and curtailment of most retail and direct response television distribution channels. DPNCheck revenues were $1.2 million in the first quarters of 2019 and 2018. Our legacy products contributed $0.3 million of revenue in the first quarters of 2019 and 2018.

Cost of Revenues and Gross Profit

	Quarters Ended March 31,
	2019	2018	Change	% Change
	(in thousands)
Cost of revenues	$2,324.2	$2,955.3	$(631.1)	(21.4)%

Gross profit	$798.7	$1,987.7	$(1,189.0)	(59.8)%

Our gross profit margin was 25.6% in the first quarter of 2019 versus 40.2% in the same period in the prior year. The lower gross profit margin in 2019 is due in part to a charge of $0.7 million to write down Quell Classic inventory to net realizable value. Excluding this charge the gross profit margin for the first quarter of 2019 was 48% which reflects the higher margin benefit from Quell 2.0 as well as the increased share of the revenue from the DPNCheck business.

Operating Expenses

	Quarters Ended March 31,
	2019	2018	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$855.1	$1,279.6	$(424.5)	(33.2)%
Sales and marketing	2,025.3	2,504.7	(479.4)	(19.1)%
General and administrative	1,619.5	1,804.1	(184.6)	(10.2)%
Total operating expenses	$4,499.9	$5,588.4	$(1,088.5)	(19.5)%

Research and Development

Research and development expense in the first quarter of 2019 decreased by 33.2% from the same period in the prior year due to co-funding of certain Quell development projects under the GSK Collaboration.

Sales and Marketing

Sales and marketing expense in the first quarter of 2019 declined by 19.1% from the same period in the prior year due to the reduction of advertisement promotion during the quarter and corresponding drop in advertising spending by $0.8 million. This was partially offset by increased marketing consulting fees of $0.3 million.

General and Administrative

General and administrative expense declined by 10.2% from the same period in the prior year primarily due to a decrease of $0.2 million in stock-based compensation expense.

Collaboration income

	Quarters Ended March 31,
	2019	2018	Change	% Change
	(in thousands)

Collaboration income	$5,734.8	$4,755.7	$979.1	20.6%

Collaboration income includes the benefit of milestones achieved and funded by GSK under our Quell Collaboration.

Other income

	Quarters Ended March 31,
	2019	2018	Change	% Change
	(in thousands)

Other income	$16.8	$11.3	$5.5	48.7%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $7.2 million at March 31, 2019. Funding for our operations largely depends on revenues from the sale of our commercial products for chronic pain and neuropathy, and on achievement of milestones under the GSK collaboration. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, or unanticipated setbacks toward the achievement of the GSK milestones would have an adverse effect on our liquidity and cash.

	March 31, 2019	December 31, 2018	Change	% Change
	($ in thousands)

Cash and cash equivalents	$7,200.8	$6,780.4	$420.4	6.2%

During the three months ended March 31, 2019, our cash and cash equivalents increased by $0.4 million reflecting $0.4 million cash provided by operating activities, which included the net proceeds of $4.0 million provided by the GSK collaboration.

We are party to a Loan and Security Agreement with a bank. As of March 31, 2019 this credit facility permitted us to borrow up to $2.5 million on a revolving basis. Amounts borrowed under the credit facility bear interest equal to the prime rate plus 0.5% and are collateralized by cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. We were in compliance with these covenants at March 31, 2019.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended March 31,		Year Ended December 31,
	2019	2018	2018

Days sales outstanding (days)	30	36	39
Inventory turnover rate (times per year)	3.5	5.9	3.5

Days sales outstanding reflect customer payment terms which vary from payment on order to 60 days from invoice date. Inventory turnover rate in Q1 2019 of 3.5 times includes the effect of a $0.7 million inventory provision recorded in the quarter. Excluding this provision, our turnover rate declined to 2.2 during the quarter ended March 31, 2019. This reflected lower Quell sales and increased inventory on hand.

The following sets forth information relating to our sources and uses of our cash:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(3,539.7)	$(2,675.8)
Net cash provided by collaboration income	3,960.1	4,755.7
Net cash provided by operating activities	$420.4	$2,079.9

During the three months ended March 31, 2019, our operating activities excluding collaboration income consumed $3.5 million of cash offset by $4.0 million of collaboration income.

We have suffered recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $7.2 million as of March 31, 2019. We believe that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through 2019. Accordingly, we may need to raise additional funds to support our operating and capital needs in 2020. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d)

regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; (f) delays in the timing of achieving GSK milestones; (g) the final outcome of the Federal Trade Commission civil investigative demand enforcement action involving quell; and (h) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2019, we did not have any off-balance sheet financing arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 required that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. We adopted ASU 2016-02, using the modified retrospective method, upon its effective date of January 1, 2019. The impact of adoption was an increase to long-term assets and total liabilities of approximately $1.9 million as of January 1, 2019.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our plan to make Quell more broadly available through retail distribution; the final outcome of the FTC civil investigative demand enforcement action; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings other than the FTC matter noted below, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 other than the updated risk factors noted below.

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

In 2017 we received a Civil Investigative Demand (“CID”) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act, and we have provided responses to those requests. In March 2019, we met with the staff of the FTC to discuss our responses to their inquiries; the staff has indicated that enforcement action is under consideration and additional information was requested. We are responding to these additional information requests and are engaged in ongoing discussions with FTC. To our knowledge, no complaint has been filed against us; however, no assurance can be given as to the timing or outcome of the investigation. The outcome of the investigation could include, but not be limited to, the imposition on us by the FTC of any of the remedies noted in the previous paragraph.

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

We are in the process of completing an in-depth review of our Quell strategy, which is providing important insights on our target markets, points of differentiation in customer messaging, and possible changes in product pricing and positioning. We may make changes to our commercialization strategy with respect to Quell as a result, and the effect of any changes we may make is uncertain. Further, there may be changes to our commercialization strategy that would be desirable from an operational perspective that we are unable to make due to constraints on our resources or otherwise.

Our future success could be adversely affected by a number of factors, including:

•	inability to efficiently create market demand for Quell at profitable pricing levels through our TV and digital marketing efforts, or any other marketing efforts we may adopt;

•	changes we may make to our pricing and marketing strategy with respect to Quell or our other products;

•	manufacturing issues with Quell or our other products;

•	inability to increase adoption of DPNCheck within the Medicare Advantage market and Outside the United States (OUS) markets;

•	regulatory inquiries or issues affecting our products;

•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;

•	changes to payor policies under the Patient Protection and Affordable Care Act;

•	the outcome of the ongoing FTC investigation regarding Quell;

•	unfavorable experiences by patients and physicians using Quell and our other products; and,

•	physicians’ or patients' reluctance to alter their existing practices and adopt the use of our devices.

If we are unable to expand exposure and market demand for Quell and DPNCheck, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

In 2017 the Company received a Civil Investigative Demand (“CID”) from the United States Federal Trade Commission (“FTC”). The CID requested information in connection with an FTC review for compliance of the Company’s representations about Quell with Sections 5 and 12 of the FTC Act, and we have provided responses to those requests. In March 2019, we met with the staff of the FTC to discuss our responses to their inquiries; the staff has indicated that enforcement action is under consideration and additional information was requested. We are responding to these additional information requests and are engaged in ongoing discussions with FTC. To our knowledge, no complaint has been filed against us; however, no assurance can be given as to the timing or outcome of the investigation.

The Company intends to repurchase, from time to time, warrants to purchase its common stock that are traded on Nasdaq under the symbol NUROW. The Company may expend up to $25,000 in making these purchases on Nasdaq from time to time. Through March 31, 2019, the Company spent $2,391 to repurchase 38,506 warrants to purchase its common stock.

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

NEUROMETRIX, INC.

April 25, 2019	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

April 25, 2019	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

10.1	Eleventh Modification to Loan and Security Agreement with Comerica Bank, dated March 25, 2019. Filed herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Statements of Operations for the three months ended March 31, 2019 and 2018, (iii) Statements of Changes in Stockholders' Equity for the three months ended March 31, 2019 and 2018, (iv) Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and (v) Notes to Financial Statements.