Form 10-Q
period 2019-09-30
NeuroMetrix, Inc.
filed 2019-10-17
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
Commission File Number 001-33351
_________________________________________________
 NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-3308180
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4B Gill Street Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)
(781) 890-9989
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.0001 par value per share	NURO	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	NUROW
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,781,755 shares of common stock, par value $0.0001 per share, were outstanding as of October 11, 2019.
In addition, there were 416,275 warrants to purchase shares of the issuer's common stock listed under NUROW on the Nasdaq stock exchange outstanding as of October 11, 2019.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2019

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,186,636	$6,780,429
Accounts receivable, net	523,989	1,082,957
Inventories	1,078,653	2,861,864
Collaboration receivable	1,174,092	—
Prepaid expenses and other current assets	672,487	860,915
Total current assets	6,635,857	11,586,165

Fixed assets, net	299,295	407,339
Right to use asset	1,541,975	1,968,062
Other long-term assets	29,650	30,314
Total assets	$8,506,777	$13,991,880

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$638,546	$1,298,084
Accrued expenses	2,612,907	2,236,633
Accrued product returns	663,306	1,101,658
Deferred collaboration income	—	1,956,522
Total current liabilities	3,914,759	6,592,897

Lease obligation, net of current portion	1,018,508	1,301,172
Total liabilities	4,933,267	7,894,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	11	18
Common stock, $0.0001 par value; 100,000,000 shares authorized at September 30, 2019 and December 31, 2018; 9,781,755 and 7,380,463 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	978	738
Additional paid-in capital	197,305,396	197,113,646
Accumulated deficit	(193,732,875)	(191,016,591)
Total stockholders’ equity	3,573,510	6,097,811
Total liabilities and stockholders’ equity	$8,506,777	$13,991,880

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$2,088,001	$3,666,780	$7,565,619	$12,361,338

Cost of revenues	914,322	1,821,111	6,382,340	6,726,675

Gross profit	1,173,679	1,845,669	1,183,279	5,634,663

Operating expenses:
Research and development	475,137	1,178,468	2,365,139	4,074,895
Sales and marketing	647,719	2,334,340	4,046,956	7,039,933
General and administrative	1,462,887	1,015,489	4,646,932	3,990,266

Total operating expenses	2,585,743	4,528,297	11,059,027	15,105,094

Loss from operations	(1,412,064)	(2,682,628)	(9,875,748)	(9,470,431)

Other income:
Collaboration income	—	3,750,000	7,116,667	12,255,704
Other income	7,464	18,686	42,797	40,965

Total other income	7,464	3,768,686	7,159,464	12,296,669

Net income (loss)	$(1,404,600)	$1,086,058	$(2,716,284)	$2,826,238

Net income (loss) per common share applicable to common stockholders,
Basic	$(0.14)	$0.15	$(0.31)	$0.40
Diluted	$(0.14)	$0.08	$(0.31)	$0.20

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at June 30, 2019	11,254.73	$11	9,781,755	$978	$197,184,936	$(192,328,275)	$4,857,650
Stock-based compensation expense	—	—	—	—	120,460	—	120,460
Net loss	—	—	—	—	—	(1,404,600)	(1,404,600)
Balance at September 30, 2019	11,254.73	$11	9,781,755	$978	$197,305,396	$(193,732,875)	$3,573,510

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2018	17,513.63	$18	7,380,463	$738	$197,113,646	$(191,016,591)	$6,097,811
Stock-based compensation expense	—	—	—	—	184,486	—	184,486
Issuance of common stock upon conversion of preferred stock	(6,258.90)	(7)	2,379,810	238	(231)	—	—
Issuance of common stock under employee stock purchase plan	—	—	21,482	2	7,495	—	7,497
Net loss	—	—	—	—	—	(2,716,284)	(2,716,284)
Balance at September 30, 2019	11,254.73	$11	9,781,755	$978	$197,305,396	$(193,732,875)	$3,573,510

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at June 30, 2018	17,813.63	$18	7,356,731	$736	$197,020,870	$(189,300,016)	$7,721,608
Stock-based compensation expense	—	—	—	—	42,805	—	42,805
Issuance of common stock under Employees stock purchase plan	—	—	8,307	1	9,253	—	9,254
Net income	—	—	—	—	—	1,086,058	1,086,058
Balance at September 30, 2018	17,813.63	$18	7,365,038	$737	$197,072,928	$(188,213,958)	$8,859,725

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2017	29,479.98	$30	2,706,066	$271	$196,355,142	$(191,338,054)	$5,017,389
Stock-based compensation expense	—	—	—	—	414,722	—	414,722
Issuance of common stock upon conversion of preferred stock	(11,666.35)	(12)	4,435,874	444	(432)	—	—
Common stock issued to settle employee incentive compensation obligations	—	—	214,791	21	294,243	—	294,264
Issuance of common stock under employee stock purchase plan	—	—	8,307	1	9,253	—	9,254
Net income	—	—	—	—	—	2,826,238	2,826,238
Balance at September 30, 2018	17,813.63	$18	7,365,038	$737	$197,072,928	$(188,213,958)	$8,859,725

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(2,716,284)	$2,826,238
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	98,166	166,262
Stock-based compensation	184,486	414,722
Inventory provision	2,595,884	—
Changes in operating assets and liabilities:
Accounts receivable	558,968	786,986
Inventories	(357,673)	(454,779)
Collaboration receivable	(1,174,092)	—
Prepaid expenses and other current and long-term assets	189,092	425,242
Accounts payable	(659,538)	417,930
Accrued expenses	115,752	(146,454)
Accrued product returns	(438,352)	(852,596)
Deferred collaboration income	(1,956,522)	—
Net cash (used in) provided by operating activities	(3,560,113)	3,583,551

Cash flows from investing activities:
Purchases of fixed assets	(41,177)	(105,888)
Net cash used in investing activities	(41,177)	(105,888)

Cash flows from financing activities:
Net proceeds from issuance of stock	7,497	9,254
Net cash provided by financing activities	7,497	9,254

Net (decrease) increase in cash and cash equivalents	(3,593,793)	3,486,917
Cash and cash equivalents, beginning of period	6,780,429	4,043,681
Cash and cash equivalents, end of period	$3,186,636	$7,530,598
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligation	$—	$294,264

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2019

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine. The Company has two primary products. Quell is an over-the-counter wearable therapeutic device for chronic pain. DPNCheck® is a point-of-care test for diabetic neuropathy which is the most common long-term complication of Type 2 diabetes.

In the second quarter of 2019 the Company implemented a business restructuring to reduce operating costs and preserve cash while continuing to support its DPNCheck® product line, manage its existing Quell® business, maintain its strategic collaboration with GlaxoSmithKline, and attempt to negotiate a settlement of the Federal Trade Commission (FTC) investigation which is centered on Quell advertising. The second quarter restructuring encompassed a reduction in force, a consolidation of its operations in a single location, and a write-down of excess Quell inventory. The Company recorded a restructuring charge of $2,345,657 (See Note 7.). It is likely that the Company will incur future costs associated with settlement of the FTC matter; however, the amount of such costs cannot be reasonably estimated at this time (See Note 8.). The Company also announced the retention of an investment bank to explore strategic alternatives to enhance shareholder value, including the potential sale or merger of the Company.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At September 30, 2019, the Company had an accumulated deficit of $193.7 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company held cash and cash equivalents of $3.2 million as of September 30, 2019. The Company believes that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements through 2019. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in 2020. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; (f) delays in the anticipated timing of achievement of GSK milestones; (g) the final outcome of the FTC civil investigative demand enforcement action involving Quell; and (h) other items affecting the Company’s forecasted level of expenditures and use of cash resources. The Company may attempt to obtain additional funding through achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2019, unaudited statements of operations for the quarters and nine months ended September 30, 2019 and 2018, unaudited statements of changes in stockholders' equity for the quarters and nine months ended September 30, 2019 and 2018 and the unaudited statements of cash flows for the nine months ended September 30, 2019 and 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2018 has been derived from audited financial statements prepared at that date and adjusted for the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 24, 2019 (File No. 001-33351), or the Company’s 2018 Form 10-K.

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

Accounts receivable are recorded net of the allowance for doubtful accounts which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $70,000 and $25,000 as of September 30, 2019 and December 31, 2018, respectively.

One customer accounted for 19% and 20% of total revenues in the quarter and nine months ended September 30, 2019, respectively. One customer accounted for 16% and two customers accounted for 28% of total revenues in the quarter and nine months ended September 30, 2018, respectively. Three customers accounted for 53% and two customers accounted for 45% of accounts receivable as of September 30, 2019 and December 31, 2018, respectively.

Collaboration income

Collaboration income is recognized within Other income when contractual performance obligations, outside the ordinary activities of the Company, have been satisfied and control has been transferred to a collaboration partner. Collaboration income for each performance obligation is based on the fair value of such performance obligation relative to the total fair value of all performance obligations multiplied by the overall transaction price. A deferred collaboration income liability is recorded when payments are received prior to satisfaction of performance obligations. A collaboration receivable is recorded when amounts are owed to the Company under the collaboration agreements and related support services. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of $7,116,667 and $12,255,704, for the nine months ended September 30, 2019 and 2018, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at September 30, 2019 was $25,629. The total compensation costs are expected to be recognized over a weighted-average period of 1.8 years.

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

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of September 30, 2019:

	As reported	Adjustments	Amounts under prior GAAP
Assets
Prepaid expenses and other current assets	$672,487	$23,902	$696,389
Total current assets	$6,635,857	$23,902	$6,659,759
Right of use asset	$1,541,975	$(1,541,975)	$—
Other long-term assets	$29,650	$38,872	$68,522
Total assets	$8,506,777	$(1,479,201)	$7,027,576

Liabilities
Accrued expenses	$2,612,907	$(460,693)	$2,152,214
Total current liabilities	$3,914,759	$(460,693)	$3,454,066
Lease obligation - net of current portion	$1,018,508	$(1,018,508)	$—
Total liabilities	$4,933,267	$(1,479,201)	$3,454,066

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of December 31, 2018:

	As reported	Adjustments	Amounts under prior GAAP
Assets
Prepaid expenses and other current assets	$860,915	$44,852	$905,767
Total current assets	$11,586,165	$44,852	$11,631,017
Right of use asset	$1,968,062	$(1,968,062)	$—
Other long-term assets	$30,314	$44,578	$74,892
Total assets	$13,991,880	$(1,878,632)	$12,113,248

Liabilities
Accrued expenses	$2,236,633	$(577,460)	$1,659,173
Total current liabilities	$6,592,897	$(577,460)	$6,015,437
Lease obligation - net of current portion	$1,301,172	$(1,301,172)	$—
Total liabilities	$7,894,069	$(1,878,632)	$6,015,437

Adoption of ASU 2016-02 had no impact on the Company's statements of operations, statements of changes in stockholders' equity and statements of cash flows.

2.	Comprehensive Income (Loss)

For the quarters and nine months ended September 30, 2019 and 2018, the Company had no components of other comprehensive income (loss) other than net income (loss) itself.

3.	Net Income (Loss) Per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) applicable to common stockholders	$(1,404,600)	$1,086,058	$(2,716,284)	$2,826,238

Weighted average number of common shares outstanding, basic	9,781,755	7,365,038	8,863,159	7,016,789
Dilutive convertible preferred stock	—	6,584,674	—	6,847,164
Weighted average number of common shares outstanding, dilutive	9,781,755	13,949,712	8,863,159	13,863,953

Net income (loss) per common share applicable to common stockholders, basic	$(0.14)	$0.15	$(0.31)	$0.40
Net income (loss) per common share applicable to common stockholders, diluted	$(0.14)	$0.08	$(0.31)	$0.20

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options	404,395	474,148	458,207	426,166
Warrants	442,215	459,375	453,592	459,375
Convertible preferred stock	4,203,936	—	5,108,289	—
Total	5,050,546	933,523	6,020,088	885,541

4.	Inventories

Inventories consist of the following:

	September 30, 2019	December 31, 2018
Purchased components	$532,952	$1,767,674
Finished goods	545,701	1,094,190
	$1,078,653	$2,861,864

The Company recorded inventory and supplier excess commitment charges of zero and $2,595,884 in the quarter and nine months ended September 30, 2019, respectively, to reflect its estimated net realizable value.

5.	Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2019	December 31, 2018
Lease obligation, current portion	$585,692	$577,460
Supplier excess commitments	455,000	160,000
Technology fees	450,000	450,000
Advertising and promotion	373,000	171,000
Professional services	363,000	391,000
Compensation expense	133,012	223,756
Warranty reserve	92,000	129,837
Other	161,203	133,580
	$2,612,907	$2,236,633

6.	Leases

Operating Leases

In June 2018, the Company extended the lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) through September 2025. The Woburn Lease has a monthly base rent of $13,918 and a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the Waltham lease is $41,074. As of September 30, 2019 the Waltham facility had been vacated by the Company and was being marketed to prospective sub-lessees.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2019 are as follows:

2019	$157,804
2020	641,193
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$2,148,509

Weighted-average discount rate, 14.7%	$544,309
Lease obligation, current portion	585,692
Lease obligation, net of current portion	1,018,508
$2,148,509

Total recorded rent expense was $498,073 and $462,917, for the nine months ended September 30, 2019 and 2018, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 3.8 years as of September 30, 2019.

7.	Business Restructuring

The second quarter 2019 business restructuring involved a charge against operations of $2,345,657. The restructuring included a reduction in force affecting eleven employees and severance costs of $224,773. It included a consolidation of the Company's corporate offices and engineering labs into its Woburn manufacturing facility and attendant relocation costs of $225,000. It also included inventory-related costs totaling $1,895,884 to write down excess parts to net realizable value of $1,485,884 plus a provision for excess parts purchase commitments of $410,000. As of September 30, 2019, the restructuring was completed. There remains a provision of $125,000 for idle Waltham facilities held for sublet. This provision is recorded against the Company’s Right to use asset.

The severance and relocation obligations relating to the business restructuring outstanding as of September 30, 2019 are presented below.

September 30, 2019
Severance obligations:
Provision	$224,773
Amounts paid out	(224,773)
Total	—
Relocation costs:
Provision	225,000
Amounts paid out	(100,000)
Total	125,000

Balance - September 30, 2019	$125,000

Within the Company's Statements of Operations for the nine months ended September 30, 2019, $1,895,884 of inventory-related write-downs were recorded within cost of revenues, and severance and relocations costs were recorded as follows: $201,514 within research and development, $129,812 within sales and marketing, and $118,447 within general and administrative. There were no business restructuring expenses recorded for the quarter ended September 30, 2019.

8. Contingencies

As previously disclosed, in 2017 we received a Civil Investigative Demand (“CID”) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on several occasions in 2019 to discuss our responses. We continue to seek resolution of this matter. This may include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, as well as impose a monetary judgment that would be payable to the FTC. The ultimate outcome of this matter cannot be reasonably estimated at this time; however, the Company believes that a material financial loss is probable.

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

		Fair Value Measurements at September 30, 2019 Using
	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$741,467	$741,467	$—	$—
Total	$741,467	$741,467	$—	$—

		Fair Value Measurements at December 31, 2018 Using
	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,284,928	$4,284,928	$—	$—
Total	$4,284,928	$4,284,928	$—	$—

10.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of September 30, 2019, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was amended most recently in September 2019 and expires in November 2019. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of September 30, 2019, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's landlords. Consequently, the amount available for borrowing under the Credit Facility as of September 30, 2019 was approximately $2.3 million.

11.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2019	December 31, 2018
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at September 30, 2019 and December 31, 2018; 200 shares issued and outstanding at September 30, 2019 and December 31, 2018	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at September 30, 2019 and December 31, 2018; 11,054.73 and 14,052.93 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$10	$14
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at September 30, 2019 and December 31, 2018; zero and 3,260.70 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	$—	$3

2019 equity activity

During the nine months ended September 30, 2019, 2,998.20 shares of the Series D Preferred Stock were converted into a total of 1,140,000 shares of Common Stock and 3,260.70 shares of the Series E Preferred Stock were converted into a total of 1,239,810 shares of Common Stock.

2018 equity activity

During the nine months ended September 30, 2018, the Company issued shares of fully vested common stock in partial settlement of outstanding management incentive compensation. The issuance involved 214,791 shares with an aggregate value of $294,264, reflecting the $1.37 closing price of the Company’s common stock as reported on the Nasdaq Capital Market on April 12, 2018.

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

Overview

NeuroMetrix is a commercial stage, innovation driven healthcare company combining neurostimulation and digital medicine. Our core expertise in biomedical engineering has been refined over nearly two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for management of chronic pain. We have an experienced management team and Board of Directors. Our business is fully integrated with in-house capabilities spanning product research and development, manufacturing, regulatory affairs and compliance, sales and marketing, and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets and are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

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

Nerve stimulation is a well-established category of treatment for chronic pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our Quell wearable technology for chronic pain addresses these limitations and has resulted in quality of life improvements for many chronic pain sufferers who have used the product, which we have determined through post-market analysis of user data submitted to us for research purposes via the Quell App, clinical studies, and user reviews.

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

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a point-of-care, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in mass screenings of populations that are likely susceptible to DPN. DPNCheck has been validated in numerous clinical studies.

In 2018, we entered into a collaboration with GlaxoSmithKline ("GSK"). The GSK collaboration established a framework for the joint development of the next generation of Quell, launched in the United States in September 2018, and to be launched by GSK internationally, and the assignment of areas of marketing responsibility. The initial term of the GSK collaboration runs through 2020. Through September 30, 2019, GSK has paid us $19.9 million in milestone payments and has contributed $1.3 million toward development costs. A total of $5.1 million in milestone payments, both development and commercial, remain outstanding under the collaboration agreements.

Results of Operations

Comparison of Quarters Ended September 30, 2019 and 2018

Revenues

	Quarters Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Revenues	$2,088.0	$3,666.8	$(1,578.8)	(43.1)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Revenues were $2.1 million and $3.7 million during the third quarters of 2019 and 2018, respectively. Quell revenues of $0.8 million in the third quarter of 2019 declined from $2.2 million, in the comparable 2018 period reflecting reduced advertising spending and an emphasis on the profitability of Quell sales. DPNCheck revenues were $1.0 million and $1.1 million in the third quarters of 2019 and 2018, respectively. Legacy products contributed $0.3 million of revenue in the third quarters of 2019 and 2018.

Cost of Revenues and Gross Profit

	Quarters Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Cost of revenues	$914.3	$1,821.1	$(906.8)	(49.8)%

Gross profit	$1,173.7	$1,845.7	$(672.0)	(36.4)%

Gross margin was 56.2% in the third quarter of 2019 versus 50.3% in the same period in the prior year. The margin improvement of 590 basis points or 12% was due to improved profitability of Quell sales and increased weighting of our high margin DPNCheck business within total revenue.

Operating Expenses

	Quarters Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$475.1	$1,178.5	$(703.4)	(59.7)%
Sales and marketing	647.7	2,334.3	(1,686.6)	(72.3)%
General and administrative	1,462.9	1,015.5	447.4	44.1%
Total operating expenses	$2,585.7	$4,528.3	$(1,942.6)	(42.9)%

Research and Development

Research and development expense in the third quarter of 2019 decreased by 59.7% from the same period in the prior year due to GSK's co-funding $0.4 million in the third quarter of 2019 of Quell development costs. In addition, personnel costs decreased by $0.2 million due to business restructuring.

Sales and Marketing

Sales and marketing expense in the third quarter of 2019 decreased by 72.3% from the same period in the prior year due to a $1.2 million reduction in Quell advertising spending and a $0.2 million reduction in consulting spending. In addition, personnel costs decreased by $0.3 million due to business restructuring.

General and Administrative

General and administrative expense in the third quarter of 2019 increased by 44.1% from the same period in the prior year due to an increase of $0.3 million in outside professional service costs, primarily legal, and an increase of $0.1 million in non-cash stock compensation expense.

Collaboration income

	Quarters Ended September 30,
	2019	2018	Change	% Change
	(in thousands)

Collaboration income	$—	$3,750.0	$(3,750.0)	(100.0)%

Collaboration income includes milestones funded by GSK under the Quell Collaboration.

Other income

	Quarters Ended September 30,
	2019	2018	Change	% Change
	(in thousands)

Other income	$7.5	$18.7	$(11.2)	(59.9)%

Other income primarily includes interest income.

Comparison of Nine Months Ended September 30, 2019 and 2018

Revenues

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Revenues	$7,565.6	$12,361.3	$(4,795.7)	(38.8)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. Revenues were $7.6 million and $12.4 million during the nine months ended September 30, 2019 and 2018, respectively. Quell revenues of $3.2 million in the nine months ended September 30, 2019 declined from $7.7 million in the comparable period of 2018 reflecting reduced advertising spending and an emphasis on the profitability of Quell sales. DPNCheck revenues were $3.4 million and $3.6 million in the nine months ended September 30, 2019 and 2018, respectively. Legacy products contributed $1.0 million and $1.1 million of revenue in the nine months ended September 30, 2019 and 2018, respectively.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Cost of revenues	$6,382.3	$6,726.7	$(344.4)	(5.1)%

Gross profit	$1,183.3	$5,634.6	$(4,451.3)	(79.0)%

Gross profit margin was 15.6% in the nine months ended September 30, 2019 versus 45.6% in the same period in the prior year. The lower gross profit margin in 2019 results from charges in the first six months of 2019 totaling $2.6 million to write down Quell inventory to net realizable value. Excluding these charges the gross profit margin was 50.0% and 45.6% for the first nine months of 2019 and 2018, respectively, which reflects improved profitability of Quell sales and the increased weighting within revenue of the higher margin DPNCheck business.

Operating Expenses

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$2,365.1	$4,074.9	$(1,709.8)	(42.0)%
Sales and marketing	4,047.0	7,039.9	(2,992.9)	(42.5)%
General and administrative	4,646.9	3,990.3	656.6	16.5%
Total operating expenses	$11,059.0	$15,105.1	$(4,046.1)	(26.8)%

Research and Development

Research and development expense in the nine months ended September 30, 2019 decreased by 42.0% from the same period in the prior year due to GSK's co-funding of $1.3 million in the nine months ended September 30, 2019 of Quell development costs, a decrease of $0.2 million in consulting expense, and a $0.2 million decrease in clinical study expense.

Sales and Marketing

Sales and marketing expense in the nine months ended September 30, 2019 decreased by 42.5% from the same period in the prior year reflecting a $2.6 million reduction in Quell advertising spending and $0.4 million reduction in personnel costs associated with the business restructuring.

General and Administrative

General and administrative expense in the nine months ended September 30, 2019 increased by 16.5% from the same period in the prior year primarily due to a $0.5 million increase in professional services and consulting costs, primarily legal, and $0.2 million in employee severance and relocation costs associated with the business restructuring, partially offset by a $0.1 million decrease in stock-based compensation expense.

Collaboration income

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands)

Collaboration income	$7,116.7	$12,255.7	$(5,139.0)	(41.9)%

Collaboration income includes milestones funded by GSK under the Quell Collaboration.

Other income

	Nine Months Ended September 30,
	2019	2018	Change	% Change
	(in thousands)

Other income	$42.8	$41.0	$1.8	4.5%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $3.2 million at September 30, 2019. Funding for our operations largely depends on revenues from the sale of our commercial products, and on achievement of milestones under the GSK collaboration. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, or unanticipated setbacks toward the achievement of the GSK milestones would have an adverse effect on our liquidity and cash.

	September 30, 2019	December 31, 2018	Change	% Change
	(in thousands)

Cash and cash equivalents	$3,186.6	$6,780.4	$(3,593.8)	(53.0)%

During the nine months ended September 30, 2019, our cash and cash equivalents decreased by $3.6 million reflecting $8.7 million cash used in operating activities, partially offset by the net proceeds of $5.2 million provided by the GSK collaboration.

We are party to a Loan and Security Agreement with a bank. As of September 30, 2019 this credit facility permitted us to borrow up to $2.5 million on a revolving basis. Amounts borrowed under the credit facility bear interest equal to the prime rate plus 0.5% and are collateralized by cash, accounts receivable, inventory, and equipment. The credit facility includes traditional lending and reporting covenants. We were in compliance with these covenants at September 30, 2019.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended September 30,		Year Ended December 31,
	2019	2018	2018

Days sales outstanding (days)	27	34	39
Inventory turnover rate (times per year)	2.3	2.9	3.5

Days sales outstanding reflect customer payment terms which vary from payment on order to 60 days from invoice date. The inventory turnover rate of 2.3 in the third quarter of 2019 reflected lower Quell sales.

The following sets forth information relating to our sources and uses of our cash:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(8,720.2)	$(8,672.1)
Net cash provided by collaboration income	5,160.1	12,255.7
Net cash (used in) provided by operating activities	$(3,560.1)	$3,583.6

During the nine months ended September 30, 2019, our operating activities consumed $8.7 million of cash offset by $5.2 million of collaboration income.

We have suffered recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $3.2 million as of September 30, 2019. We believe that these resources, future GSK collaboration milestone payments, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through 2019. Accordingly, we will need to raise additional funds to support our operating and capital needs in 2020. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; (f) delays in the timing of achieving GSK milestones; (g) the final outcome of the Federal Trade Commission civil investigative demand enforcement action involving Quell; and (h) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through achievement of milestones under the GSK collaboration, public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

 Our common stock is quoted on the Nasdaq Capital Market under the symbol “NURO.” One of the requirements for continued listing on the Nasdaq Capital Market is maintenance of a minimum closing bid price of $1.00. The closing bid price of our common stock on the Nasdaq Global Market was $0.33 on October 11, 2019.

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

As a part of our efforts to regain compliance with Nasdaq Capital Market requirements, we intend to seek shareholder approval authorizing our Board of Directors to execute a reverse stock split, should they deem it advisable, in the range of 1:4 to 1:10 at our special meeting scheduled for November 12, 2019.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of September 30, 2019, we did not have any off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in 2017 we received a Civil Investigative Demand (“CID”) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on several occasions in 2019 to discuss our responses. We continue to seek resolution of this matter. This may include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, as well as impose a monetary judgment that would be payable to the FTC. The ultimate outcome of this matter cannot be reasonably estimated at this time; however, the Company believes that a material financial loss is probable.

We are focused on the commercialization within the United States of Quell, our over-the-counter, or OTC, wearable device for chronic pain. We cannot assure you that we will be successful in this field or that our current commercial product for peripheral neuropathy, DPNCheck, or the product candidates or product enhancements in our development pipeline, will be successful.

We are focused on the commercialization within the United States of Quell, our OTC wearable device for pain relief. Quell is based on our prescription product for pain relief, SENSUS. Quell has been on the market since June 2015 and we have shipped over 180,000 Quell devices through the end of 2018. We are also focused on the growth of DPNCheck which is a quantitative nerve conduction test for peripheral neuropathies such as DPN. Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues and margins. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

In 2019 we completed an in-depth review of our Quell strategy, which has provided important insights on our target markets, points of differentiation in customer messaging, and possible changes in product pricing and positioning. We are making changes to our Quell commercialization strategy as a result, and the effect of these changes is uncertain. Further, there may be changes to our commercialization strategy that would be desirable from an operational perspective that we are unable to make due to constraints on our resources or otherwise.

Our future success could be adversely affected by a number of factors, including:

•	inability to efficiently create market demand for Quell at profitable pricing levels through our digital marketing efforts, or any other marketing efforts we may adopt;

•	changes we may make to our pricing and marketing strategy with respect to Quell or our other products;

•	manufacturing issues with Quell or our other products;

•	inability to increase adoption of DPNCheck within the Medicare Advantage market and Outside the United States (OUS) markets;

•	regulatory inquiries or issues affecting our products;

•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;

•	changes to payor policies under the Patient Protection and Affordable Care Act;

•	the outcome of the ongoing FTC investigation regarding Quell advertising;

•	unfavorable experiences by patients and physicians using Quell and our other products; and,

•	physicians’ or patients' reluctance to alter their existing practices and adopt the use of our devices.

If we are unable to expand market demand for Quell and DPNCheck, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

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

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable Nasdaq Capital Market requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment. The closing bid price of our common stock on the Nasdaq Capital Market was $0.33 on October 11, 2019.

As a part of our efforts to regain compliance with Nasdaq Capital Market requirements, we intend to seek shareholder approval authorizing our Board of Directors to execute a reverse stock split, should they deem it advisable, in the range of 1:4 to 1:10 at our special meeting scheduled for November 12, 2019.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

As previously disclosed, in 2017 we received a Civil Investigative Demand (“CID”) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on several occasions in 2019 to discuss our responses. We continue to seek resolution of this matter. This may include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, as well as impose a monetary judgment that would be payable to the FTC. The ultimate outcome of this matter cannot be reasonably estimated at this time; however, the Company believes that a material financial loss is probable.

The Company expended $2,391 to repurchase 38,506 warrants to purchase its common stock traded on Nasdaq under the symbol NUROW. The repurchase program has ended.

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

NEUROMETRIX, INC.

October 17, 2019	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

October 17, 2019	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Twelfth Modification to Loan and Security Agreement with Comerica Bank, dated June 21, 2019. Filed herewith.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Statements of Operations for the quarter and nine months ended September 30, 2019 and 2018, (iii) Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2019 and 2018, (iv) Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and (v) Notes to Financial Statements.