Form 10-K
period 2019-12-31
NeuroMetrix, Inc.
filed 2020-01-28
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-K
 _____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number 001-33351

___________________________

NEUROMETRIX, INC.
(Exact name of registrant as specified in its charter)

__________________________

Delaware	04-3308180
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4B Gill Street, Woburn, Massachusetts	01801
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, or "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,893,251 based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2019.

As of January 24, 2020, there were 1,400,674 shares of Common Stock outstanding.

In addition, there were 41,627 warrants to purchase shares of Common Stock listed under NUROW on the Nasdaq Capital Market stock exchange outstanding as of January 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2020, or the 2020 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

TABLE OF CONTENTS

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, stylized "Q", “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

All share amounts in the Annual Report on Form 10-K have been adjusted to reflect a 1-for-10 reverse stock split that was effected on November 18, 2019.

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

ITEM 1. BUSINESS

Our Business — An Overview

NeuroMetrix develops and commercializes health care products that utilize non-invasive neurostimulation and digital medicine. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for symptomatic relief of chronic pain. Our business is fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•	Point-of-care neuropathy diagnostic tests

•	Wearable neurostimulation devices

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is nerve disease or neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in the feet and lower legs.

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a rapid, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in numerous clinical studies.

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid or opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction are substantial. Increasingly, restrictions are being imposed on access to prescription opioids. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total these pain relief products and services account for approximately $20 billion in annual out-of-pocket spending in the United States.

Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our app-enabled Quell wearable technology for chronic pain is designed to address many of the limitations of traditional TENS.

Goals and Strategy

Our leading commercial products, and the focus of our strategic attention, are DPNCheck and Quell.

DPNCheck is our well-established testing technology for DPN. DPNCheck has been deployed in multiple clinical trials. It contributes attractive gross margins and has posted average growth rates exceeding 25% over the five years through 2018. Growth in 2019, which is below trend, reflects the offsetting effects of strong U.S. market demand and a downturn in demand in Mexico. We expect a growth rebound in 2020, which we are prepared to support with product supply and user training resources. Also, we are investing R&D resources in the next generation DPNCheck technology which will enhance the user experience, improve manufacturing, and restrict the potential use of non-compliant biosensors. Release of the new DPNCheck technology, forecast for late 2020, may also provide opportunity for customer upgrades, new pricing and margin-expansion.

Quell is our app-enabled wearable technology for chronic pain. Over the past year we have worked to restructure the Quell commercial model to achieve a positive net operating contribution after direct costs. We believe that our continued efforts will position us to crossover to a net positive contribution during 2020. Most of our sales are direct-to-consumer via our e-commerce platform, www.QuellRelief.com.

When we are confident that we have secured this core commercial model, including efficient ad spending, our objective will turn to growth. This could encompass greater ad promotion in order to more rapidly expand the Quell user population, and it could include additional applications for the technology and, potentially, other markets.

Our GlaxoSmithKline (GSK) collaboration on Quell continues to be productive as we support GSK’s progress toward launch in markets outside the U.S. This collaboration was initiated in early 2018 and has delivered approximately $20.5 million to us in development milestones plus additional co-funded R&D. There remains outstanding approximately $4.5 million in commercialization milestones under the 2018 GSK agreement.

Both DPNCheck and Quell are sophisticated neurotechnology products that are unique in their markets. Our goal for both products is the same: to optimize market positioning and financial performance for the benefit of our shareholders. It is possible that at a point in the future either of the product lines could be monetized, in whole or in part. This could follow the model we employed in selling to GSK rights to the Quell technology for markets outside the U.S.

Research and Development Innovation for Competitive Advantage

Our products are proprietary and were developed in-house by our R&D team. We believe that continual product innovation, focusing in our unique competency of precision neurostimulation, is essential to profitable growth and competitive advantage. Our 2020 R&D efforts include development of the DPNCheck Generation 2 product. We will also continue to innovate the Quell platform and provide support to GSK under our joint development collaboration.

Our Business Model

Our products typically consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our commercial objective is to build an installed base of active customer accounts that regularly order high-margin aftermarket products. We successfully implemented this model with our original NC-stat system and have applied it to subsequent product generations including ADVANCE. Our more recent products, DPNCheck and Quell, conform to this model.

Primary Marketed Products

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to DPN. The modified device costs less than the original device but has the same functionality with respect to sural nerve testing. More than 3 million patient studies have been performed using our NC-stat technology. Our technology has been the subject of over 20 peer-reviewed studies, including several studies specifically addressing the accuracy and clinical utility of the device in assessment of DPN. Cumulatively through 2019 approximately 5,500 DPNCheck devices have been shipped to customers.

Quell

Quell is an app-enabled wearable device for symptomatic relief of chronic pain. It incorporates a collection of proprietary approaches designed to optimize the effectiveness of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device that is placed in a neoprene band worn on the upper calf, (2) an electrode that attaches to the device and is the interface between the device and the skin, and (3) a smartphone app to control the device and visualize, understand and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud for storage of user data, data analytics and scientific research. The device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for symptomatic relief of chronic pain and is available OTC via e-commerce. The device was made commercially available in June 2015. Cumulatively through 2019 over 200,000 Quell devices have been shipped to customers.

ADVANCE System

Our legacy neurodiagnostics business is primarily the ADVANCE System which is a comprehensive platform for the performance of traditional nerve conduction studies. The ADVANCE System is comprised of: (1) the ADVANCE device and related modules, (2) various types of electrodes, and (3) a communication hub that enables a physician’s office to network the device to their office computers and to our servers for data archiving, report generation, and other services. The ADVANCE System is used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market seven different nerve-specific electrode arrays but do not actively market the ADVANCE device.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Over 20 peer-reviewed studies have been published on the use of this technology in this clinical application. As of December 31, 2019, we had an installed base of approximately 200 active customers for the ADVANCE System.

The following chart summarizes our previously and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Symptomatic relief of chronic, intractable pain (OTC)	> 200,000
SENSUS	Q1 2013 – present	Transcutaneous Electrical Nerve Stimulation	Symptomatic relief of chronic, intractable pain (prescription)	> 11,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Diagnosis and evaluation of peripheral neuropathies, such as DPN	> 1,300,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)	> 1,900,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Diagnosis and evaluation of CTS, low back pain, peripheral neuropathies (including DPN)

Customers

DPNCheck customers include managed care organizations, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Europe, Japan, China, the Middle East and Mexico. Cumulatively through December 31, 2019, nearly 5,700 DPNCheck devices have been shipped to customers. Quell customers primarily include consumers and health care professionals (physicians and clinics) in the United States. Cumulatively through December 31, 2019, over 200,000 Quell devices have been shipped. Our legacy ADVANCE System customers include approximately 200 active accounts covering primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation physicians, and neurosurgeons.

At December 31, 2019, two customers accounted for 42% of accounts receivable and one customer accounted for 19% of revenue.

Sales, Marketing, and Distribution

Our U.S. sales efforts for DPNCheck focus on Medicare Advantage organizations and providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with early detection of neuropathy allowing for earlier clinical intervention to help mitigate the effects of neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on the Medicare Advantage premiums received by the provider. Outside the United States, in Japan DPNCheck is sold by our distribution partner Fukuda Denshi; in China DPNCheck is sold by Omron Medical (Beijing) Ltd.; and in Mexico DPNCheck is sold by Scienta Farma.

Quell is distributed in the United States primarily via the Company’s e-commerce website www.quellrelief.com, and via health care professionals. Digital advertising is used to expand product awareness.

Our installed base of ADVANCE accounts is supported by marketing and our customer service department. We are not actively pursuing new ADVANCE customers. Internationally, ADVANCE sales and account support is handled by our network of independent distributors.

Sales and marketing efforts for DPNCheck and ADVANCE are led by our Senior Vice President, General Manager, Diagnostics. Quell sales and marketing efforts are led by our Senior Vice President and Chief Commercial Officer. We provide technical, clinical, and business practices training for our customer service employees.

Manufacturing and Supply

We perform final assembly and servicing of our Quell and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device which is no longer in production but for which we continue to sell accessories, is serviced by us. Outside suppliers provide the sub-assemblies and components that we use in manufacturing Quell and DPNCheck, as well as our consumable products including biosensors and electrodes. Reflecting the relatively small volumes of our products being manufactured and sold, we do not have alternative suppliers for many of the key components of our products. Rather we rely on regular contact and close working relationships with local suppliers developed over many years. In outsourcing, we target companies that meet FDA, International Organization for Standardization, or ISO, and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our manufacturing facility. We believe that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

Sunburst EMS, Inc., or Sunburst, has been manufacturing devices and providing sub-assemblies to us since 2005. Sunburst currently manufactures sub-assemblies for Quell and DPNCheck at a facility in Massachusetts. Johnson Medtech, LLC, or Johnson, has been manufacturing ADVANCE electrodes for us since 1999, currently at a facility in Illinois. Katecho, Inc., a full service original equipment manufacturer (OEM) based in Iowa and specializing in medical and cosmetic devices, manufactures DPNCheck biosensors and Quell electrodes under normal commercial terms contained in our purchase orders.

We are registered with the FDA and subject to compliance with FDA quality system regulations. As a registered device manufacturer, we undergo regularly scheduled FDA quality system inspections, are subject to periodic inspections by state agencies and, if deemed necessary by the FDA, additional inspections may occur. We are also ISO registered and undergo frequent quality system audits by a European agency. ADVANCE and DPNCheck are cleared for marketing within the United States, Canada and the European Union. DPNCheck is also cleared for marketing in Japan, China and Mexico. Our neurostimulation systems for chronic pain, are cleared for marketing in the United States, Canada, the European Union, and Australia; however, under terms of the 2018 agreement with GSK, our accessible market for Quell is restricted to the United States.

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

Our R&D team works closely with marketing and customers to design products that are focused on improving clinical outcomes. The team consists of seven people including two who hold M.D. degrees. Our founder and Chief Executive Officer leads our R&D efforts. He holds both M.D. and Ph.D. degrees and coordinates our clinical programs.

R&D efforts planned for 2020 will address our two commercial products:

•
DPNCheck Generation 2.  DPNCheck, our quantitative nerve conduction test for peripheral neuropathies including DPN, has been on the market since 2011 without any significant engineering changes. While the product has performed well and we believe that demand is growing, some features need to be added to improve the user experience, improve the manufacturing process, and restrict the potential use of non-compliant biosensors. This technology upgrade will be a primary R&D activity during 2020.

•
Quell R&D. During 2020 Quell engineering support will be provided to the GSK product launch efforts in markets outside the U.S. Also, certain product modifications jointly agreed and co-funded with GSK may be undertaken. We will also investigate additional clinical applications for the Quell platform.

•	Support clinical studies for our wearable technology. We plan to continue to build the body of evidence from clinical studies that is foundational to Quell and supports our marketing efforts.

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

Competition

We believe there is no direct competition to our Quell wearable neurostimulation device for the symptomatic relief of chronic pain. The most common approach to chronic pain is pain medication. This includes over-the-counter drugs (such as Advil and Motrin), and prescription drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic or opioid pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction, are substantial.

Reflecting the difficulty in treating chronic pain, inadequate relief leads many pain sufferers to turn to the over-the-counter market for supplements or alternatives to prescription pain medications. These include non-prescription medications, topical creams, lotions, transcutaneous electrical nerve stimulation (TENS) devices, dietary products, braces, sleeves, pads and other items. In the United States, over $4 billion is spent annually on such pain relief products.

Nerve stimulation is an established treatment for chronic pain. It is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Non-invasive approaches to neurostimulation (transcutaneous electrical nerve stimulation, or TENS) have achieved limited success in practice due to device limitations, ineffective dosing and low patient adherence. We believe that the personalization features of our wearable technology for chronic pain and sleep, including app control, the high power and automation, and the digital health integration characteristics place Quell in a unique neurostimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation devices including widely marketed over-the-counter TENS such as Sanofi’s IcyHot SmartRelief, Omron PM3030 and Aleve Direct Therapy.

We believe that DPNCheck is currently the only objective and standardized test for DPN widely available at the point-of-care. The American Diabetes Association and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, the evaluation is typically performed using a simple (5.07/10g) monofilament. The method is subjective and only identifies late stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is an unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by a number of medical supply companies.

There are several companies that sell neurodiagnostic devices that may compete with our ADVANCE System. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated, both of which have substantially greater financial resources than NeuroMetrix. Natus Medical Incorporated and Cadwell Laboratories, Inc. have established reputations as having effective worldwide distribution channels for medical instruments to neurologists and physical medicine and rehabilitation physicians.

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

Patents

As of December 31, 2019, we had 47 issued U.S. patents, six issued foreign patents, and 32 patent applications, including 19 U.S. applications, and two foreign applications. Our wearable therapeutic products have 14 issued U.S. utility patents and nine issued U.S. design patents plus 18 utility and design patent applications. The foreign patents for wearable therapeutics were assigned to GSK under the terms of our collaboration agreement. For our DPNCheck diagnostic device, eight utility patents (three U.S. and five foreign) were issued that cover the core technology and there are three (one U.S. and two foreign) additional utility patent applications. A utility patent granted in EU covering key aspects of DPNCheck device operations is currently being validated in nine EU countries.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. We have additional patents and patent applications directed to other novel inventions that extend patent terms into 2022 to 2031.

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

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, stylized Q, Quell Health Cloud, OptiTherapy, DPNCheck, SENSUS, and NC-stat. We use a trademark for ADVANCE and Wearable Pain Relief Technology. We hold certain foreign registrations for the marks NEUROMETRIX, Quell, OptiTherapy, NC-stat, and SENSUS.

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2020 Physicians Fee Schedule published by the Centers for Medicare & Medicaid Services (CMS) includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as those used with the DPNCheck device and the ADVANCE System.

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

On September 9, 2019, FDA issued a Guidance document that formally codifies requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request. Although this Guidance does not impact our marketed products, FDA’s activities to create predictability, consistency, and transparency for innovative medical device developers may benefit the medical technology industry as a whole.

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

As transcutaneous electrical nerve stimulators, the SENSUS and Quell pain therapy devices are Class II medical devices that received 510(k) clearance from the FDA in August 2012 and July 2014, respectively. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic pain. While the SENSUS device is still marketed we have transitioned many SENSUS customers to the newer models of our transcutaneous electrical nerve stimulator, called Quell. In July 2014, our Quell device received 510(k) clearance for over-the-counter use and in November 2014, our Quell disposable electrode received 510(k) clearance for over-the-counter use. In January 2016, a number of new features were added to Quell and received 510(k) clearance, most notably use with an optional mobile app that contains several convenience features. The intended use of the Quell pain management therapeutic system is the symptomatic relief of chronic pain. The Quell device may also be used during nighttime sleep.
.

Federal Trade Commission Regulatory Oversight

We are subject to Federal Trade Commission (FTC) regulatory oversight. Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, or injunctions affecting the manner in which we would be able to market Quell in the future.

As previously disclosed, in 2017 we received a Civil Investigative Demand (CID) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on multiple occasions in 2019 to discuss our responses. Currently, we are actively engaged with FTC to achieve resolution of this matter. This would include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, and a monetary judgment that would be payable to the FTC. Final resolution of this matter is uncertain, and terms related to potential resolution cannot be reasonably estimated at this time.

Manufacturing Facilities

Our facility, and the facilities utilized by Sunburst, our contract sub-assembly manufacturer, have been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturers are in substantial compliance with the QSR. We expect that our facility and our subcontract facilities will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

Medical Device Single Audit Program (MDSAP)
The International Medical Device Regulators Forum (IMDRF) recognizes that a global approach to auditing and monitoring the manufacturing of medical devices could improve their safety and oversight on an international scale. At its inaugural meeting in Singapore in 2012, the IMDRF identified a work group to develop specific documents for advancing a Medical Device Single Audit Program (MDSAP).
The Medical Device Single Audit Program allows an MDSAP recognized Auditing Organization to conduct a single regulatory audit of a medical device manufacturer that satisfies the relevant requirements of the regulatory authorities participating in the program.
International partners that are participating in the MDSAP include:

•	MDSAP Members

◦	Therapeutic Goods Administration of Australia

◦	Brazil’s Agência Nacional de Vigilância Sanitária

◦	Health Canada

◦	Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency

◦	U.S. Food and Drug Administration

•	MDSAP Official Observers:

◦	The World Health Organization (WHO) Prequalification of In Vitro Diagnostics (IVDs) Programme

◦	European Union (EU)

•	MDSAP Affiliate Members: (New)

◦	Republic of Korea's Ministry of Food and Drug Safety
Based on its evaluation of the MDSAP Final Pilot Report, the MDSAP Regulatory Authority Council (the international MDSAP governing body) determined that the MDSAP Pilot had satisfactorily demonstrated the viability of the Medical Device Single Audit Program.
In April 2019, NeuroMetrix underwent a successful MDSAP audit from our registrar TÜV SÜD. While issuance of the final certificate is still pending, there were no observations noted during the MDSAP audit. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

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

Significant changes to health reimbursement a decade ago adversely affected these products resulting in our decision to discontinue investment in the products and to manage them for cash flow. They are classified as Legacy Products, as is our prescription wearable technology for chronic pain called SENSUS since the 2015 launch of Quell. We reported revenue for our Legacy Products of $1.2 million and $1.4 million in 2019 and 2018, respectively.

Employees

As of December 31, 2019, we had 23 full time employees. Of these employees, six were in research and development, five in sales and marketing, seven in production/distribution, and five in general and administrative services. One employee holds both M.D. and Ph.D. degrees and one employee holds an M.D. degree. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage. We believe that we have good relations with our employees.

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

Corporate Information

NeuroMetrix was founded in June 1996 by our President and Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. We originally were incorporated in Massachusetts in 1996, and we reincorporated in Delaware in 2001. Our offices and production facilities are located at 4-B Gill Street, Woburn, Massachusetts 01801. Our website is www.neurometrix.com.

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

We have incurred recurring losses from operations and negative cash flows from operating activities. At December 31, 2019, we had an accumulated deficit of $194.8 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain and our independent auditor has expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital. Our operations could be curtailed if we are unable to obtain the required additional funding when needed. The terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $3.1 million as of December 31, 2019. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into Q2 2020. Accordingly, we will need to raise additional funds to support our future operating and capital needs in Q2 2020 and beyond.

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We expect to incur further losses as we grow sales of DPNCheck and continue to commercialize Quell. We will be dependent on funding our operations through additional public or private financing, asset divestitures, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. These circumstances raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. As a result of this uncertainty and the substantial doubt about our ability to continue as a going concern as of December 31, 2019, the report of our independent registered public accounting firm in this Annual Report on Form 10-K for the years ended December 31, 2019 and 2018 includes a going concern explanatory paragraph. Our financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments and inquiries affecting our existing products; (e) changes in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, asset divestitures, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We are focused on growing sales of DPNCheck, our test for diabetic peripheral neuropathy, and continuing to commercialize Quell, our wearable device for chronic pain. We cannot assure you that we will be successful with these products or future product candidates or product enhancements in our development pipeline.

We are focused on growing sales of DPNCheck primarily in the United States, Asia and Mexico, and sales of Quell within the United States. DPNCheck was launched in 2011 and is a quantitative nerve conduction test for systemic neuropathies such as DPN. Quell has been on the market since June 2015 and is an over-the-counter wearable device for chronic pain. Our future prospects are closely tied to our success with DPNCheck and Quell, which, in turn, depend upon market acceptance and growth in future revenues and margins. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

•	inability to increase adoption of DPNCheck within the Medicare Advantage market and Outside the United States (OUS) markets;

•	regulatory inquiries or issues affecting our products;

•	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;

•	changes to payor policies under the Patient Protection and Affordable Care Act;

•	inability to efficiently create market demand for Quell at profitable pricing and efficient digital marketing;

•	manufacturing issues with Quell or our other products;

•	unfavorable experiences by patients and physicians using DPNCheck, Quell and our other products; and,

•	physicians’ or patients' reluctance to alter their existing practices and adopt the use of our devices.

If we are unable to expand exposure and market demand for DPNCheck and Quell, our ability to increase our revenues will be limited and our business prospects will be adversely affected.

Our current and future revenue is dependent upon commercial acceptance of our products in the marketplace. The failure of such acceptance will materially and adversely affect our operations.

We will continue to incur operating losses until such time as sales of DPNCheck, Quell and other products or product candidates reach a mature level and we are able to generate sufficient revenue from their sale to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

Delays or changes in GSK commercialization plans involving the Quell technology could materially and adversely affect our operations.

We have earned approximately $20.5 million in development milestones under terms of our January 2018 GSK collaboration agreement for the Quell technology, as amended in December 2018. There remains approximately $4.5 million in commercialization milestones, which would be earned when and if GSK achieves certain market goals. Changes or delays in GSK’s commercialization plans could have an adverse effect on our ability to realize the milestone payments and would have a material and adverse effect on our operations.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.

Widespread adoption of our diagnostic products by the medical community is unlikely to occur without a financial incentive from third-party payers for the use of these products. If health care providers are unable to obtain adequate reimbursement for procedures performed using these products, and if managed care organizations do not receive improved capitated payments due to more accurate patient risk assessment using our products, we may be unable to sell our products at levels that are sufficient to allow us to achieve and maintain profitability, and our business would suffer significantly. Additionally, even if these products and procedures are adequately reimbursed by third-party payers today, adverse changes in payers future policies toward payment would harm our ability to market and sell our products. Third-party payers include governmental programs such as Medicare and Medicaid, private health insurers, workers’ compensation programs and other organizations.

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

We rely on third-party manufacturers to manufacture components of our Quell and DPNCheck, and to fully manufacture devices for the ADVANCE system. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products, experience extraordinary price increases on parts essential to our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. We have a manufacturing and supply agreement with Johnson Medtech, LLC. for the manufacture of the ADVANCE electrodes for nerve conduction testing. Katecho, Inc. manufactures biosensors for use with our DPNCheck devices and manufactures electrodes for Quell, and Sunburst EMS, Inc. manufactures electronic boards and other components of our Quell and DPNCheck products which we assemble at our Massachusetts facility to produce completed devices. Moreover, due to the limited amount of Quell sales to date we do not have long-standing relationships with our manufacturers, other than Katecho, Inc., and may not be able to convince suppliers to continue to make components available to us unless there is demand for such components from their other customers. As a result, there is a risk that certain components could be discontinued and no longer available to us.

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

Under the Federal Trade Commission Act (FTC Act), the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, or injunctions affecting the manner in which we would be able to market Quell in the future.

As previously disclosed, in 2017 we received a Civil Investigative Demand (CID) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on multiple occasions in 2019 to discuss our responses. Currently, we are actively engaged with FTC to achieve resolution of this matter. This would include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, and a monetary judgment that would be payable to the FTC. Final resolution of this matter is uncertain, and terms related to potential resolution cannot be reasonably estimated at this time.

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

We commenced commercialization of Quell in June 2015 and we initiated a DPNCheck product upgrade during 2019. We have additional product candidates and enhancements of our existing products in our R&D pipeline. We expect that advancing our pipeline products will require significant time and resources. We may not be successful in our commercialization efforts for any of the product candidates or product enhancements currently in our pipeline and we may not be successful in developing, acquiring, or in-licensing additional product candidates, to the extent we decide to do so. If we are not successful advancing new products through our development pipeline, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected.

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
Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that have patent terms extending beyond 2019.
In addition, the laws of other countries may not protect our patent rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to medical devices, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally. For this or other reasons, we may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties onto the market.

Additionally, proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

We are a small company with 23 employees as of December 31, 2019, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

Our future business and financial success will depend, in part, on our ability to effectively market our products, such as DPNCheck and Quell, and to enhance these products in response to customer demand. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance our current products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.

Our success depends on the successful development, regulatory clearance or approval (if required), introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. DPNCheck and Quell must keep pace with, among other things, the products of our competitors. We are making significant investments in long-term growth initiatives. Such initiatives require significant capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

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

Foreign markets represented approximately 13% and 12% of our revenues in 2019 and 2018, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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
In addition, we are required to meet certain financial covenants customary with this type of credit facility, including maintaining a minimum specified tangible net worth. The credit facility also contains other customary covenants, which we may not be able to comply with in the future. Our failure to comply with these covenants may result in the declaration of an event of default and could cause us to be unable to borrow under the credit facility. In addition to preventing additional borrowings under the credit facility, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the credit facility at the time of the default, which would require us to pay all amounts outstanding. If an event of default occurs, we may not be able to cure it within any applicable cure period, if at all. If the maturity of our indebtedness is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. We have not borrowed any funds under this agreement; however, as of January 23, 2020, $226,731 of the amounts available under the agreement are restricted to support letters of credit issued in favor of our landlords.

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

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2019, our stock price has fluctuated from a low of $2.52 to a high of $29.60, as adjusted for stock splits during that time. The market price for our common stock will be affected by a number of factors, including:

•	the outcome of the FTC Civil Investigative Demand initiated in 2017;

•	the outcome of potential asset divestitures;

•	the achievement of GSK commercialization milestones;

•	the denial or delay of regulatory clearances or approvals for our products under development or receipt of regulatory approval of competing products;

•	our ability to accomplish clinical, regulatory and other product development and commercialization milestones and to do so in accordance with our timing estimates;

•	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;

•	changes in government regulations and standards affecting the medical device industry and our products;

•	ability of our products to achieve market success;

•	the performance of third-party contract manufacturers and component suppliers;

•	actual or anticipated variations in our results of operations or those of our competitors;

•	announcements of new products, technological innovations or product advancements by us or our competitors;

•	developments with respect to patents and other intellectual property rights;

•	sales of common stock or other securities by us or our stockholders in the future;

•	additions or departures of key scientific or management personnel;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	trading volume of our common stock;

•	regulatory inquiries or developments affecting our products;

•	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;

•	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;

•	decreases in market valuations of medical device companies; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Currently, our common stock trades on the Nasdaq Capital Market. During 2019 we received notification from Nasdaq informing us of certain listing deficiencies related to the minimum bid price listing requirements. Although we have since cured the deficiency, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any Nasdaq listing requirements, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters, engineering activities, and manufacturing and fulfillment activities are located in an approximately 10,000 square foot leased facility in Woburn, Massachusetts. We believe this facility will be adequate for our needs during the foreseeable future.

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

Stockholders

On January 24, 2020, there were approximately 28 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On January 24, 2020, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $4.75.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of December 31, 2019 regarding the number of securities to be issued upon exercise, and the weighted average exercise price of outstanding options, warrants, and rights under our equity compensation plans and the number of securities available for future issuance under our equity compensation plans.

Equity Compensation Plan Information as of December 31, 2019

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	164,980	$7.16	261,356 (2)
Equity compensation plans not approved by security holders(3)	—	—	1,250
Totals	164,980	$7.16	262,606

(1)
Includes information related to our Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, Tenth Amended and Restated 2004 Stock Option and Incentive Plan, and Fourth Amended and Restated 2010 Employee Stock Purchase Plan.

(2)
As of December 31, 2019, there were 250,410 shares available for future grant under the Eleventh Amended and Restated 2004 Stock Option and Incentive Plan and 10,946 shares available under the Fourth Amended and Restated 2010 Employee Stock Purchase Plan.

(3)
Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item may be found on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

Overview

NeuroMetrix develops and commercializes health care products that utilize non-invasive neurostimulation and digital medicine. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for symptomatic relief of chronic pain. Our business is fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•	Point-of-care neuropathy diagnostic tests

•	Wearable neurostimulation devices

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications, which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population is nerve disease or neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers, which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in the feet and lower legs.

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a rapid, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in numerous clinical studies.

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Pain signals continue to be transmitted in the nervous system over extended periods of time often leading to other health problems. These can include fatigue, sleep disturbance, decreased appetite, and mood changes which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects over 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid or opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction, are substantial. Increasingly, restrictions are being imposed on access to prescription opioids. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total these pain relief products and services account for approximately $20 billion in annual out-of-pocket spending in the United States.

Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable spinal cord stimulation requiring surgery with its attendant risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to device limitations, ineffective dosing and low patient adherence. Our app-enabled Quell wearable technology for chronic pain is designed to address many of the limitations of traditional TENS.

Results of Operations

Comparison of Years Ended December 31, 2019 and December 31, 2018

Revenues

	Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Revenues	$9,272.5	$16,090.1	$(6,817.6)	(42.4)%

Revenues include sales from Quell, DPNCheck and our legacy neurodiagnostic products. During 2019 total revenues decreased by $6.8 million, or 42.4%, from 2018. Quell revenues of $3.8 million in 2019 declined from $10.5 million, or 63.8%, below the comparable 2018 period reflecting reduced advertising and an emphasis on the profitability of Quell sales. DPNCheck revenues of $4.2 million were consistent with the comparable 2018 period. Our legacy products contributed $1.2 million and $1.4 million of revenue in 2019 and 2018, respectively.

Cost of Revenues and Gross Profit

	Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Cost of revenues	$7,026.9	$8,707.1	$(1,680.2)	(19.3)%
Gross profit	$2,245.6	$7,383.1	$(5,137.5)	(69.6)%

Our gross profit margin was 24.2% in 2019 versus 45.9% in the prior year. The decrease in gross margin in 2019 results from a charge of $2.6 million to write down Quell inventory to net realizable value. Excluding this charge gross profit margin was 54.0% for 2019 due to the increased weight of our higher margin DPNCheck business within total revenue, manufacturing efficiencies and lower Quell cost of goods.

Operating Expenses

	Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$3,102.0	$5,134.6	$(2,032.6)	(39.6)%
Sales and marketing	4,755.2	9,698.8	(4,943.6)	(51.0)%
General and administrative	5,923.2	4,841.2	1,082.0	22.3%
Total operating expenses	$13,780.4	$19,674.6	$(5,894.2)	(30.0)%

Research and Development

Research and development expenses for 2019 decreased by 39.6% from 2018 due to GSK co-funding $1.5 million of Quell product development costs. In addition, personnel costs decreased by $0.3 million due to business restructuring.

Sales and Marketing

Sales and marketing expense for 2019 decreased by 51% from 2018 primarily attributable to reduced Quell advertising spending of $4.1 million. In addition, personnel costs decreased by $0.7 million due to business restructuring.

General and Administrative

General and administrative expense for 2019 increased by 22.3% from 2018 due to higher professional service costs of $0.9 million in 2019. In addition, insurance costs increased $0.2 million offset by a decrease of personnel costs by $0.2 million due to business restructuring.

Collaboration income

	Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)

Collaboration income	$7,716.7	$12,255.7	$(4,539.0)	(37.0)%

In early 2018 we entered into the Asset Purchase Agreement, the Development and Services Agreement, as amended in December 2018, and related documents with GSK, which we refer to as the “GSK collaboration,” pursuant to which we sold to GSK the rights to Quell in markets outside the United States in exchange for $25 million in milestone payments and an agreement to co-fund the Quell development program starting in 2019. We recorded $7.7 million and $12.3 million in collaboration income from GSK upon achievement of product development milestones in 2019 and 2018, respectively.

Other Income

	Years Ended December 31,
	2019	2018	Change	% Change
	(in thousands)

Other income	$45.0	$59.5	$(14.5)	(24.4)%

Other income includes interest income on our cash and cash equivalent accounts. Interest income decreased by $14,500 in 2019 compared to 2018.

Net income (loss) per common share applicable to common stockholders, basic and diluted

Net loss per common share applicable to common stockholders was $(3.90), basic and diluted for 2019. Net income per common share applicable to common stockholders was $0.03 and $0.02, basic and diluted for 2018, respectively. Weighted average shares outstanding used in computing per share amounts are included in Note 2 to the Financial Statements.

Liquidity and Capital Resources

Our principal source of liquidity is cash of $3.1 million at December 31, 2019. Funding for our operations largely depends on revenues from the sales of our commercial products for chronic pain and neuropathy. A low level of market interest in DPNCheck or Quell, a decline in our consumables sales, or unanticipated increases in our operating costs would have an adverse effect on our liquidity and cash.

	December 31, 2019	December 31, 2018	Change	% Change
	(in thousands)
Cash and cash equivalents	$3,126.2	$6,780.4	$(3,654.2)	(53.9)%

During 2019 our cash and cash equivalents decreased by $3.7 million from 2018 mainly due to $3.6 million cash used by operating activities, which included the net proceeds of $7.7 million provided by the GSK collaboration.

We are party to a Loan and Security Agreement, or the credit facility, with a bank. As of December 31, 2019, the credit facility permitted us to borrow up to $2.5 million on a revolving basis. The credit facility was subsequently amended, most recently on January 23, 2020, and extended until April 30, 2020. The facility was lowered to $250,000 and secured by a cash pledge in the same amount. Amounts borrowed under the credit facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the credit facility will be collateralized by our cash, accounts receivable, inventory, and equipment. The credit facility also includes traditional lending and reporting covenants. We were in compliance with these covenants as of December 31, 2019.

In managing working capital, we focus on two important financial measurements as presented below:

	Years Ended December 31,
	2019	2018
Days sales outstanding (days)	26.8	39.0
Inventory turnover rate (times per year)	3.5	3.5

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. The decrease in DSO is due to a shift in our sales channel to payment-on-order Quell e-commerce sales. The inventory turnover rate of 3.5 in 2019 was consistent with 2018.

The following sets forth information relating to sources and uses of our cash:

	Years Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities (excluding cash provided by collaboration income)	(11,338.0)	(11,350.5)
Net cash provided by collaboration income	7,716.7	14,212.2
Net cash provided by (used in) operating activities	(3,621.3)	2,861.7
Net cash used in investing activities	(48.1)	(143.6)
Net cash provided by financing activities	15.1	18.6

During 2019 our operating activities used approximately $11.3 million for the year ended December 31, 2019 offset by $7.7 million of collaboration income.

During the year ended December 31, 2019, our investing activities reflected approximately $48,000 spent for the acquisition of fixed assets, primarily related to production system upgrades. Investment activities reflected approximately $19,000 due to net proceeds from issuance of stock for the year ended December 31, 2019.

During 2018 our operating activities used approximately $11.4 million for the year ended December 31, 2018 offset by $14.2 million of collaboration income. During 2018 our investing activities reflected approximately $144,000 spent for the acquisition of fixed assets, primarily related to production system upgrades. Investment activities reflected approximately $19,000 due to net proceeds from issuance of stock for the year ended December 31, 2018.

The Company has suffered recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $3.1 million as of December 31, 2019. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into the second quarter of 2020. Accordingly, we will need to raise additional funds to support our operating and capital needs in the second quarter of 2020 and beyond. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products; (b) changes we may make to the business that affect ongoing operating expenses; (c) changes we may make in our business strategy; (d) regulatory developments affecting our existing products; (e) changes we may make in our research and development spending plans; and (f) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, divestiture of assets, or through additional credit lines or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC on January 24, 2019 covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. However, pursuant to the instructions to Form S-3, we only have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, asset divestitures, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

At December 31, 2019, the Company had federal and state net operating loss carryforwards (NOL) of approximately $147.3 million and $50.9 million, respectively, as well as federal and state tax credits of approximately $1.7 million and $0.9 million, respectively, which may be available to reduce future taxable income and related taxes. This amount includes tax benefits of $2.5 million and $75,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The Company experienced an ownership change in 2019, which significantly reduced the tax benefits associated with these carryforwards under Internal Revenue Code Sections 382 and 383. The federal NOL's, the state NOL's, and the federal and state R&D credits each begin to expire in 2020. A full valuation allowance has been provided against our NOL carryforwards and research and development credit carryforwards. If an NOL or tax credit adjustment is required, it would be offset by a similar adjustment to the valuation allowance. Thus, NOL or tax credit adjustments would have no impact to the balance sheet or statement of operations.

Off-Balance Sheet Arrangements, Contractual Obligations, and Contingent Liabilities and Commitments

As of December 31, 2019, we did not have any off-balance sheet financing arrangements.

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

Revenue recognition involves judgments, including assessments of expected returns and expected customer relationship periods. We analyze various factors, including a review of specific transactions, historical product returns, average customer relationship periods, customer usage, customer balances, and market and economic conditions. Changes in judgments or estimates on these factors could materially impact the timing and amount of revenues and costs recognized. Should market or economic conditions deteriorate, our actual return or bad debt experience could exceed its estimate. Certain product sales are made with a 30-day or 60-day right of return.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $75,300 and $129,837 at December 31, 2019 and 2018, respectively, are included in accrued expenses and compensation in the accompanying balance sheets.

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

Accounting for Stock-Based Compensation

Stock-based compensation cost is generally recognized ratably over the requisite service period. The Company uses the Black-Scholes option pricing model for determining the fair value of its stock options and amortizes its stock-based compensation expense using the straight-line method. The Black-Scholes model requires certain assumptions that involve judgment. Such assumptions are the expected share price volatility, expected life of options, expected annual dividend yield, and risk-free interest rate (See Note 3 - Stock-Based Compensation).

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $1,652,171 and $5,766,982, in 2019 and 2018, respectively.

Recently Issued or Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires that lessees recognize virtually all of their leases on the balance sheet, by recording a right-of-use asset and lease liability. The provisions of this guidance are effective for annual periods beginning after December 15, 2018, and for interim periods therein. We adopted ASU 2016-02, using the modified retrospective method, upon its effective date of January 1, 2019. The impact of adoption was an increase to long-term assets and total liabilities of approximately $2.0 million as of January 1, 2019.

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

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-24 of this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

As previously disclosed, in 2017 we received a Civil Investigative Demand (CID) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on multiple occasions in 2019 to discuss our responses. Currently, we are actively engaged with FTC to achieve resolution of this matter. This would include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, and a monetary judgment that would be payable to the FTC. Final resolution of this matter is uncertain, and terms related to potential resolution cannot be reasonably estimated at this time.

On January 24, 2020, we entered into Amendment No. 12 to our Shareholder Rights Agreement (“Amendment No. 12”) with American Stock Transfer & Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 12 extends the term of the Shareholder Rights Agreement by an additional year. The foregoing description of Amendment No. 12 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 12, a copy of which is set forth as Exhibit 4.2.12 to this Annual Report on Form 10-K and is incorporated herein by reference.

On January 20, 2020, our Board of Directors approved the Amended and Restated Management Retention and Incentive Plan attached hereto as Exhibit 10.17 and incorporated herein by reference.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2020 annual meeting of stockholders.

ITEM 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2020 annual meeting of stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2020 annual meeting of stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2020 annual meeting of stockholders.

ITEM 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2020 annual meeting of stockholders.

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
3. Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3/1/2005	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Amendment ti Restated Certificate of Incorporation of NeuroMetrix, Inc. dated May 11, 2017		8-K (Exhibit 3.1)	5/12/2017	001-33351
3.1.7	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 18, 2019		8-K (Exhibit 3.1)	11/18/2019	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/2014	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/2015	001-33351
3.1.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.14	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.15	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/2016	001-33351
3.1.16	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, par value $0.001 per share, dated July 10, 2017		8-K (Exhibit 3.1)	7/11/2017	001-33351
3.2.1	Second Amended and Restated Bylaws of NeuroMetrix, Inc.		S-8 (Exhibit 4.2)	8/9/2004	333-118059
3.2.2	Amendment No. 1 to Second Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	9/17/2007	001-33351
4.1	Description of Securities of the Registrant	X
4.2	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.3.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.3.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/2009	001-33351
4.3.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/2013	001-33351
4.3.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/2014	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.3.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.3.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/2015	001-33351
4.3.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/2016	001-33351
4.3.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/2016	001-33351
4.3.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.3.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	7/11/2017	001-33351
4.3.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.3.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	1/24/2019	001-33351
4.3.13	Amendment No. 12 to Shareholder Rights Agreement, dated January 27, 2020, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	X
4.4.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/2012	333-178165
4.4.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/2012	333-178165
4.5	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/2013	001-33351
4.6	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/2014	001-33351
4.7.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/2015	333-188133
4.7.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/2015	333-188133
4.8	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/2015	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.9	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/2015	001-33351
4.10	Form of Common Stock Purchase Warrant (June 2016)		8-K (Exhibit 4.1)	6/3/2016	001-33351
4.11	Form of Common Stock Purchase Warrant (December 2016)		8-K (Exhibit 4.1)	12/29/2016	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/2014	011-33351
10.1.3	Lease Extension #1, dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.	X
Credit Facilities, Loan and Equity Agreements
10.2.1	Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 5, 2010		10-Q (Exhibit 10.1)	5/14/2010	001-33351
10.2.2	First Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated March 1, 2011		8-K (Exhibit 10.1)	3/3/2011	001-33351
10.2.3	Fifth Modification to Loan and Security Agreement between NeuroMetrix, Inc. and Comerica Bank, dated January 31, 2014		10-Q (Exhibit 10.1)	4/24/2014	001-33351
10.2.4	Sixth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2015		10-Q (Exhibit 10.1)	4/24/2015	001-33351
10.2.5	Seventh Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2016		10-K (Exhibit 10.2.5)	2/12/2016	001-33351
10.2.6	Eighth Modification to Loan and Security Agreement with Comerica Bank, dated December 27, 2016		10-K (Exhibit 10.2.6)	2/9/2017	001-33351
10.2.7	Ninth Modification to Loan and Security Agreement with Comerica Bank, dated January 17, 2018		10-K (Exhibit 10.2.7)	2/8/2018	001-33351
10.2.8	Tenth Modification to Loan and Security Agreement with Comerica Bank, dated January 14, 2019		10-K (Exhibit 10.2.8)	1/24/2019	001-33351
10.2.9	Eleventh Modification to Loan and Security Agreement with Comerica Bank, dated March 25, 2019	X
10.2.10	Twelfth Modification to Loan and Security Agreement with Comerica Bank, dated June 21, 2019	X
10.2.11	Thirteenth Modification to Loan and Security Agreement with Comerica Bank, dated September 30, 2019	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.2.12	Fourteenth Modification to Loan and Security Agreement with Comerica Bank, dated November 25, 2019	X
10.2.13	Fifteenth Modification to Loan and Security Agreement with Comerica Bank, dated January 23, 2020	X
10.3	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/2015	001-33351
10.4.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/2015	001-33351
10.4.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/2015	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.1)	6/3/2016	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.2)	6/3/2016	001-33351
10.6.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.1)	12/29/2016	001-33351
10.6.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.2)	12/29/2016	001-33351
Equity Compensation Plans
10.7+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/2004	333-115440
10.8.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/2004	333-115440
10.8.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/2004	333-115440
10.9.1+	Eleventh Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix C)	1/18/2019	001-33351
10.9.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/2010	001-33351
10.9.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/2004	000-50856
10.9.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/2004	000-50856
10.9.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/2004	000-50856
10.10+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.11.1+	Fourth Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	3/9/2018	001-33351
Agreements with Executive Officers and Directors
10.12+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/2004	333-115440
10.13.1+	Employment Agreement, dated June 21, 2004, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		S-1/A (Exhibit 10.9)	6/22/2004	333-115440
10.13.2+	First Amendment to Employment Agreement dated December 31, 2008, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-K (Exhibit 10.11)	3/20/2009	001-33351
10.13.3+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.13.4+	Employment Agreement dates December 31, 2019, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D., and NeuroMetrix	X
10.14.1+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.14.2+	Employment Agreement, dated October 27, 2014 by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.4)	10/28/2014	001-33351
10.14.3+	Employment Agreement, dates December 31, 2019 by and between NeuroMetrix, Inc. and Thomas T. Higgins	X
10.15.1+	Letter Agreement, dated August 14, 2014, between NeuroMetrix, Inc. and Francis X. McGillin		10-Q (Exhibit 10.5)	10/28/2014	001-33351
10.16+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Agreements with Respect to Collaborations, Licenses, Research and Development
10.16.2+	Amended and Restated Management Retention and Incentive Plan, as modified, dated January 20, 2020	X
10.17†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
10.18†	Asset Purchase Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.19)	2/8/2018	001-33351
10.19†	Development and Services Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.20)	2/8/2018	001-33351
10.20†	Contribution Agreement, dated as of December 22, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.21)	2/8/2018	001-33351
10.21†	Amended and Restated Limited Liability Company Agreement of Quell Intellectual Property Corp., LLC, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.22)	2/8/2018	001-33351
10.22	NeuroMetrix License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.23)	2/8/2018	001-33351
10.23	GSK License Agreement, dated as of December 21, 2017, by and between Quell Intellectual Property Corp., LLC and NeuroMetrix, Inc.		10-K (Exhibit 10.24)	2/8/2018	001-33351
10.24	Assignment Agreement, dated as of January 12, 2018, by and between Novartis Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.25)	2/8/2018	001-33351
10.25*	Amendment No.1 to Development and Services Agreement, dated as of December 6, 2018, by and between GSK Consumer Health S.A. and NeuroMetrix, Inc.		10-K (Exhibit 10.26)	1/24/2019	001-33351
23.1	Consent of Moody, Famiglietti & Andronico, LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2019 and 2018, (ii) Statements of Operations for the years ended December 31, 2019 and 2018, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, (iv) Statements of Cash Flows for the years ended December 31, 2018 and 2017, and (v) Notes to Financial Statements.
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
Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: January 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on January 27, 2020 in the capacities indicated below.

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

Years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of NeuroMetrix, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moody, Famiglietti, & Andronico, LLP

Moody, Famiglietti, & Andronico, LLP
Tewksbury, Massachusetts
January 27, 2020

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$3,126,206	$6,780,429
Accounts receivable, net of allowances of $70,000 and $25,000 at December 31, 2019 and 2018, respectively	298,967	1,082,957
Inventories	1,163,714	2,861,864
Collaboration receivable	189,008	—
Prepaid expenses and other current assets	652,919	860,915
Total current assets	5,430,814	11,586,165
Fixed assets, net	273,448	407,339
Right to use asset	1,159,774	1,968,062
Other long-term assets	29,650	30,314
Total assets	$6,893,686	$13,991,880
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$725,658	$1,298,084
Accrued expenses and compensation	1,443,574	1,659,173
Accrued product returns	689,000	1,101,658
Lease obligation, current	588,546	577,460
Deferred collaboration income	—	1,956,522
Total current liabilities	3,446,778	6,592,897
Lease obligation, net of current portion	916,674	1,301,172
Total liabilities	4,363,452	7,894,069
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock	—	—
Convertible preferred stock	1	18
Common stock, $0.0001 par value; 25,000,000 and 100,000,000 authorized at December 31, 2019 and 2018; 1,400,674 and 738,029 shares issued and outstanding at December 31, 2019 and 2018, respectively	140	74
Additional paid-in capital	197,319,698	197,114,310
Accumulated deficit	(194,789,605)	(191,016,591)
Total stockholders’ equity	2,530,234	6,097,811
Total liabilities and stockholders’ equity	$6,893,686	$13,991,880
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2019	2018
Revenues	$9,272,522	$16,090,138
Cost of revenues	7,026,899	8,707,082
Gross profit	2,245,623	7,383,056
Operating expenses:
Research and development	3,101,976	5,134,592
Sales and marketing	4,755,168	9,698,753
General and administrative	5,923,190	4,841,278
Total operating expenses	13,780,334	19,674,623
Loss from operations	(11,534,711)	(12,291,567)
Other income:
Collaboration income	7,716,667	12,255,704
Other income	45,030	59,468
Total other income	7,761,697	12,315,172
Net income (loss) applicable to common stockholders:	(3,773,014)	23,605

Net income (loss) per common share applicable to common stockholders:
Basic	$(3.90)	$0.03
Diluted	$(3.90)	$0.02

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

 Statements of Changes in Stockholders’ Equity

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2017	29,479.98	$30	270,590	$27	$196,355,386	$(191,338,054)	$5,017,389
Stock-based compensation expense	—	$—	—	$—	$446,077	$—	$446,077
Issuance of common stock upon conversion of preferred stock	(11,966.35)	$(12)	443,680	$44	$(32)	$—	$—
Common stock issued to settle employee incentive compensation obligations	—	$—	21479	$2	$294,262	$—	$294,264
Issuance of common stock under employee stock purchase plan	—	$—	2,280	$1	$18,617	$—	$18,618
Adoption of ASC606		$—	—	$—		$297,858	$297,858
Net income	—	$—	—	$—	$—	$23,605	$23,605
Balance at December 31, 2018	17,513.63	$18	738,029	$74	$197,114,310	$(191,016,591)	$6,097,811
Stock-based compensation expense	—	$—	—	$—	$190,331	$—	$190,331
Issuance of common stock upon conversion of preferred stock	(17,313.63)	$(17)	658,314	$65	$(48)	$—	$—
Issuance of common stock under employee stock purchase plan	—	$—	4,331	$1	$15,105	$—	$15,106
Net loss	—	$—	—	$—	$—	$(3,773,014)	$(3,773,014)
Balance at December 31, 2019	200.00	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash flows for operating activities:
Net income (loss)	$(3,773,014)	$23,605
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	124,012	169,712
Stock-based compensation	190,331	446,077
Allowance for doubtful accounts	49,361	—
Impairment charge against right of use asset	400,000	—
Inventory provision	2,595,884	—
Changes in operating assets and liabilities:
Accounts receivable	734,629	1,319,871
Inventories	(897,734)	(719,303)
Collaboration receivable	(189,008)	—
Prepaid expenses and other current and long-term assets	243,536	358,661
Accounts payable	(572,426)	572,153
Accrued expenses and compensation	(157,644)	(408,687)
Accrued product returns	(412,658)	(856,898)
Deferred collaboration income	(1,956,522)	1,956,522
Net cash (used in) provided by operating activities	(3,621,253)	2,861,713
Cash flows for investing activities:
Purchases of fixed assets	(48,076)	(143,583)
Net cash used in investing activities	(48,076)	(143,583)
Cash flows from financing activities:
Net proceeds from issuance of stock	15,106	18,618
Net cash provided by financing activities	15,106	18,618
Net (decrease) increase in cash and cash equivalents	(3,654,223)	2,736,748
Cash and cash equivalents, beginning of year	6,780,429	4,043,681
Cash and cash equivalents, end of year	$3,126,206	$6,780,429
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligations	$—	$294,264

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, Inc (the Company) develops and commercializes health care products that utilize non-invasive neurostimulation and digital medicine. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. The Company has two primary products. DPNCheck® is a point-of-care test for diabetic peripheral neuropathy which is the most common long-term complication of Type 2 diabetes. Quell is an app-enabled, over-the-counter wearable device for chronic pain.

In January 2018, the Company entered a collaboration with GlaxoSmithKline ("GSK") under terms of which GSK acquired the rights to Quell outside the United States and committed to a joint development program. The initial term of the GSK collaboration runs through 2020. Through December 31, 2019, GSK made development milestone payments of approximately $20.5 million to the Company in addition to co-funding the 2019 development program. Commercialization milestones totaling approximately $4.5 million are payable under the GSK collaboration when and if product launch occurs in pre-defined countries.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operating activities. At December 31, 2019, the Company had an accumulated deficit of $194.8 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At December 31, 2019, the Company held cash and cash equivalents of $3.1 million. The Company believes that these resources and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements into the second quarter of 2020. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the second quarter of 2020 and beyond. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products and the uncertainty of future revenues from new products; (b) changes the Company may make to the business that affect ongoing operating expenses; (c) changes the Company may make in its business strategy; (d) regulatory developments affecting the Company’s existing products; (e) changes the Company may make in its research and development spending plans; and (f) other items affecting the Company’s forecasted level of expenditures and use of cash resources. The Company may attempt to obtain additional funding from a public or private financing, collaborative arrangements with strategic partners, divestiture of assets or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or to proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

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

At December 31, 2019 and 2018, two customers accounted for 42% and 45% of accounts receivable, respectively. One customer accounted for 19% of revenues for the year ended December 31, 2019 and two customers accounted for 23% of revenues, for the year ended December 31, 2018.

The Company relies on in-house assembly and four third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company’s business, financial position, and results of operations.

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company writes down inventory to its net realizable value for excess or obsolete inventory. The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, pricing, competition, and changes in technology. The Company's consumable electrodes and biosensors have an eighteen to twenty-four month shelf life. Should current market and economic conditions deteriorate, our actual recoveries could be less than our estimates.

Fair Value

The carrying amounts of the Company’s accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2019 and 2018 due to the short-term nature of these assets and liabilities. The Company’s cash equivalents are carried at fair value determined according to the fair value hierarchy described in Note 9.

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

Accounts Receivable

Accounts receivable are recorded net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company reviews the allowance for doubtful accounts and determines the allowance based on an analysis of customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are past due and over 90 days outstanding are reviewed individually for collectability. Account balances are written-off against the allowance when the Company feels it is probable the receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $70,000 as of December 31, 2019 and 25,000 as of December 31, 2018.

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

Product Warranty Costs

The Company accrues estimated product warranty costs at the time of sale which are included in cost of sales in the statements of operations. The amount of the accrued warranty liability is based on historical information such as past experience, product failure rates, number of units repaired, and estimated cost of material and labor. The liabilities for product warranty costs of $75,300 and $129,837 at December 31, 2019 and 2018, respectively, are included in accrued expenses and compensation in the accompanying balance sheets.

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

NeuroMetrix, Inc.

Notes to Financial Statements

2. Summary of Significant Accounting Policies - (continued)

Net Income (Loss) per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Years Ended December 31,
	2019	2018
Net income (loss) applicable to common stockholders	$(3,773,014)	$23,605

Weighted average number of common shares outstanding, basic	968,116	710,457
Dilutive convertible preferred stock	—	678,100
Weighted average number of common shares outstanding, dilutive	968,116	1,388,557

Net income (loss) per common share applicable to common stockholders, basic	$(3.90)	$0.03
Net income (loss) per common share applicable to common stockholders, diluted	$(3.90)	$0.02
The following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2019	2018
Options	38,936	44,199
Warrants	44,534	45,937
Convertible preferred stock	478,184	—
Total	561,654	90,136

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $1,652,171 and $5,766,982, in 2019 and 2018, respectively.

Accumulated Other Comprehensive Items

For 2019 and 2018, the Company had no components of other comprehensive income or loss other than net income (loss).

Segments

The Company operates in one segment for the sale of medical equipment and consumables. Substantially all of the Company’s assets, revenues, and expenses for 2019 and 2018 were located at or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 13% and 12% of total revenues in 2019 and 2018, respectively.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, development by the Company or its competitors of new technological innovations, dependence on key personnel, customers’ reimbursement from third-party payers, protection of proprietary technology, and compliance with regulations of the FDA, FTC and other governmental agencies.

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

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of December 31, 2019:

	As reported	Adjustments	Amounts under prior GAAP
Assets
Prepaid expenses and other current assets	$652,919	$20,910	$673,829
Total current assets	$5,430,814	$20,910	$5,451,724
Right of use asset	$1,159,774	$(1,159,774)	$—
Other long-term assets	$29,650	$33,645	$63,295
Total assets	$6,893,686	$(1,105,219)	$5,788,467

Liabilities
Lease obligation - current	$588,546	$(188,545)	$400,001
Total current liabilities	$3,446,778	$(188,545)	$3,258,233
Lease obligation - net of current portion	$916,674	$(916,674)	$—
Total liabilities	$4,363,452	$(1,105,219)	$3,258,233

The following table summarizes the effects of adopting ASU 2016-02 on the Company's balance sheet as of December 31, 2018

	As reported	Adjustments	Amounts under prior GAAP
Assets
Prepaid expenses and other current assets	$860,915	$44,852	$905,767
Total current assets	$11,586,165	$44,852	$11,631,017
Right of use asset	$1,968,062	$(1,968,062)	$—
Other long-term assets	$30,314	$44,578	$74,892
Total assets	$13,991,880	$(1,878,632)	$12,113,248

Liabilities
Lease obligation - current	$577,460	$(577,460)	$—
Total current liabilities	$6,592,897	$(577,460)	$6,015,437
Lease obligation - net of current portion	$1,301,172	$(1,301,172)	$—
Total liabilities	$7,894,069	$(1,878,632)	$6,015,437

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

3. Stock-Based Compensation

The Company's 2004 Stock Option and Incentive Plan was amended and restated most recently in 2019. At a Special Meeting of Stockholders held on November 12, 2019, the stockholders of the Company approved the Company’s Eleventh Amended and Restated 2004 Stock Option and Incentive Plan (the “2004 Stock Plan”), which, among other things, increased the number of shares of the Company’s common stock authorized for issuance thereunder by 327,000 shares. The 2004 Stock Plan, among other things, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the 2004 Stock Plan generally vest over four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director, as applicable, of the Company. As of December 31, 2019, 439,890 shares of common stock were authorized for issuance under the 2004 Stock Plan, of which 24,500 shares had been issued, 164,980 shares were subject to outstanding options at a weighted average exercise price of $7.16 per share and 250,410 shares were available for future grant.

The Company's 2009 Non-Qualified Inducement Stock Plan (the “2009 Inducement Plan”) is intended to encourage and enable employees, including prospective employees, of the Company upon whose judgment, initiative, and efforts the Company largely depends for the successful conduct of its business to acquire a proprietary interest in the Company. The 2009 Inducement Plan, among other things, provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2019, 1,250 shares of common stock were authorized for issuance and were available for future grant under the 2009 Inducement Plan.

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

The Company's 2010 Employee Stock Purchase Plan was amended and restated most recently in 2018. The 2010 ESPP authorizes an annual increase on the first day of each of the Company’s fiscal years equal to the lesser of (i) 2,500 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All of the Company’s full-time employees and certain part-time employees are eligible to participate in the 2010 ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the 2010 ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the 2010 ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The 2010 ESPP is regarded as a compensatory plan. For the years ended December 31, 2019 and 2018 the Company issued 4,331 and 2,280 shares of its common stock, respectively, under the 2010 ESPP. As of December 31, 2019, there were 10,946 remaining shares to be issued under the 2010 ESPP.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

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

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense in the accompanying statement of operations for the years ended December 31, 2019 and 2018 is calculated using the following assumptions:

	Years Ended December 31,
	2019	2018
Risk-free interest rate	1.9%	2.2 - 3.0%
Expected dividend yield	—	—
Expected option term	10 years	3 - 5 years
Volatility	72.4%	70.0%

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

A summary of option activity for the year ended December 31, 2019 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	49,410	$40.84
Granted	150,000	4.58
Exercised	—	—
Forfeited	(34,420)	38.69
Expired	(10)	19,713.00
Outstanding at December 31, 2019	164,980	$7.16	9.3	$—
Vested or expected to vest at December 31, 2019	164,980	$7.16	9.3	$—
Exercisable at December 31, 2019	13,086	$34.54	2.0	$—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2019, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2019.

The weighted average per share grant-date fair values of options granted during 2019 and 2018 was $4.58 and $17.10, respectively.

The aggregate intrinsic value of options issued or exercised during 2019 and 2018 was $0.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

Total unrecognized stock-based compensation costs related to non-vested stock options was $545,459, which related to 164,980 shares with a per share weighted fair value of $7.16 as of December 31, 2019. This unrecognized cost is expected to be recognized over a weighted average period of approximately 1.0 year.

Cash received from option exercises and purchases under the 2004 ESPP and the 2010 ESPP for 2019 and 2018, was $15,106 and $18,618, respectively. The Company issues new shares upon option exercises, purchases under the Company’s ESPPs, and vesting of restricted stock.

The Company recorded stock-based compensation expense of $190,331 and $446,077 for 2019 and 2018, respectively.

4. Inventories

Inventories consist of the following:

	December 31,
	2019	2018
Purchased components	$720,209	$1,767,674
Finished goods	443,505	1,094,190
	$1,163,714	$2,861,864

The Company recorded inventory and supplier excess commitment charges of $2,595,884 (see note 13 - Business Restructuring) and zero for the years ended December 31, 2019 and 2018, respectively, to reflect its estimated net realizable value.

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2019	2018
Computer and laboratory equipment	3	$905,966	$857,889
Furniture and equipment	3	241,413	241,413
Production equipment	7	216,000	327,000
Leasehold improvements	*	141,485	141,485
		1,504,864	1,567,787
Less – accumulated depreciation		(1,231,416)	(1,160,448)
		$273,448	$407,339

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $124,012 and $169,712 for 2019 and 2018, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

6. Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Technology fees	$450,000	$450,000
Supplier excess commitments	—	160,000
Professional services	454,000	391,000
Compensation	62,322	223,756
Advertising and promotion	68,000	171,000
Warranty	75,300	129,837
Other	333,952	133,580
	$1,443,574	$1,659,173

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2019 and 2018.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2019 and 2018.

	Years Ended December 31,
	2019	2018
Federal tax provision (benefit) rate	(21.0)%	(21.0)%
State tax provision, net of federal provision	19.9	(19.6)
Permanent items	1.1	(315.0)
Federal research and development credits	—	659.2
382 Limitation - NOL and tax credits	861.5	—
Change in statutory tax rate	—	—
Valuation allowance	(861.5)	(303.6)
Effective income tax rate	—	—

The Company’s deferred tax assets consist of the following:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$1,592,993	$31,239,750
Research and development credit carryforwards	—	2,599,358
Accrued expenses	96,030	965,191
Inventory reserve	306,855	—
Stock-based compensation	222,420	227,843
Other	(9,455)	9,158
Total gross deferred tax assets	2,208,843	35,041,300
Valuation allowance	(2,208,843)	(35,041,300)
Net deferred tax assets	$—	$—

NeuroMetrix, Inc.

Notes to Financial Statements

7. Income Taxes - (continued)

At December 31, 2019, the Company has federal and state net operating loss carryforwards (“NOL”) of $147.3 million and $50.9 million, respectively, as well as federal and state tax credits of $1.7 million and $0.9 million, respectively, which may be available to reduce future taxable income and related taxes. This amount includes tax benefits of $2.5 million and $75,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The Company experienced an ownership change in 2019, which significantly reduced the tax benefits associated with these carryforwards under Internal Revenue Code Sections 382 and 383. The federal NOLs, the state NOLs, and the federal and state research and development credits each begin to expire in 2020.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of $2.2 million and $35.0 million has been established at December 31, 2019 and 2018, respectively. The Company experienced a change in control during 2019. Accordingly, utilization of their respective consolidated and/ or separately computed NOL's and/ or tax credit carryforwards is subject to an annual limitation for federal tax purposes under Internal Revenue Code Sections 382 and 383. Due to this change in control, the Company estimates that approximately $143,300,000 of federal NOL's and/or tax credit carryforwards are effectively eliminated according to the Internal Revenue Code Sections 382 and 383 limitations. A large portion of state NOLs and/ or tax credit carry forwards are also eliminated. As a result of these eliminations, the Company's federal net operating loss and credit carryforwards are reduced to approximately $5,700,000 and $0 respectively, before valuation allowance. State credit carryforwards are reduced to zero. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2016 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

8. Commitments and Contingencies

Operating Leases

The Company's lease on its Woburn, Massachusetts manufacturing facilities (the “Woburn Lease”) extends through September 2025 at a monthly base rent of $13,846 and with a 5-year extension option. In September 2014, the Company entered into a 7-year operating lease agreement with one 5-year extension option for its corporate office and product development activities in Waltham, Massachusetts (the “Waltham Lease”). The term of the Waltham Lease commenced on February 20, 2015 and includes fixed payment obligations that escalate over the initial lease term. Average monthly base rent under the 7-year lease is approximately $41,074. During 2019 the Company consolidated its operations within the Woburn facility and is offering the Waltham facility for sublet. At December 31, 2019, the Company had an impairment charge of $400,000 that reduced the right of use asset for idle facility costs.

NeuroMetrix, Inc.

Notes to Financial Statements

8. Commitments and Contingencies - (continued)

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2019:

2020	$641,193
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$1,990,705

Weighted-average discount rate, 14.7%	$485,485
Lease obligation, current portion	588,546
Lease obligation, net of current portion	916,674
$1,990,705

Total recorded rent expense was $664,098 and $627,732, for 2019 and 2018, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 3.5 years as of December 31, 2019.

Other Contingencies

As previously disclosed, in 2017 we received a Civil Investigative Demand (CID) from the FTC. The CID requested information in connection with an FTC review for compliance of our representations about Quell with Sections 5 and 12 of the FTC Act. During 2017, 2018 and 2019, we responded to requests for information by FTC. We met with FTC on multiple occasions in 2019 to discuss our responses. Currently, we are actively engaged with FTC to achieve resolution of this matter. This would include a consent order that, among other provisions, would prohibit us from making certain claims in our advertising about Quell, and a monetary judgment that would be payable to the FTC. Final resolution of this matter is uncertain, and terms related to potential resolution cannot be reasonably estimated at this time.

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

	December 31, 2019	Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$698,807	$698,807	$—	$—
Total	$698,807	$698,807	$—	$—

NeuroMetrix, Inc.

Notes to Financial Statements

9. Fair Value Measurements - (continued)

	December 31, 2018	Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$4,284,928	$4,284,928	$—	$—
Total	$4,284,928	$4,284,928	$—	$—

10. Retirement Plan

The Company has established a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2019 and 2018 the Company made no contributions to the plan.

11. Credit Facility

The Company is party to a Loan and Security Agreement, or the Credit Facility, with a bank. As of December 31, 2019, the Credit Facility permitted the Company to borrow up to $2.5 million on a revolving basis. The Credit Facility was subsequently amended, most recently on January 23, 2020 and extended until April 30, 2020. The facility was lowered to $250,000 and secured by a cash pledge in the same amount. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility also includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of December 31, 2019, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the landlords of the Company’s facilities. Consequently, the amount available for borrowing under the Credit Facility as of December 31, 2019 was approximately $2.3 million.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2019	2018
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2019 and 2018, and 200 shares issued and outstanding at December 31, 2019 and 2018, respectively	1	1
Series D convertible preferred stock, $0.001 par value, 21,300 shares designated at December 31, 2019 and 2018, and zero and 14,052.93 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	14
Series E convertible preferred stock, $0.001 par value, 7,000 designated at December 31, 2019 and 2018, and zero and 3,260.70 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	3
Series F convertible preferred stock, $0.001 par value, 10,621 shares designated at December 31, 2019 and 2018, and no shares issued and outstanding at December 31, 2019 and 2018, respectively	—	—

Preferred stock activity

As of December 31, 2019, 200.00 shares of Series B Preferred Stock remained outstanding. In 2019, 14,052.93 shares of the Series D Preferred Stock were converted into a total of 534,333 shares of Common Stock. As of December 31, 2019, zero shares of Series D Preferred Stock remained outstanding. In 2019, 3,260.70 shares of the Series F Preferred Stock were converted into a total of 123,981 shares of Common Stock. As of December 31, 2019, zero shares of Series E Preferred Stock remained outstanding. As of December 31, 2019, zero shares of Series F Preferred Stock remained outstanding.

In 2018, 300.00 shares of the Series B Preferred Stock were converted into a total of 93 shares of Common Stock. As of December 31, 2018, 200.00 shares of Series B Preferred Stock remained outstanding. In 2018, 3,739.3 shares of the Series E Preferred Stock were converted into a total of 142,178 shares of Common Stock. As of December 31, 2018, 3,260.70 shares of Series E Preferred Stock remained outstanding. In 2018, 7,927.05 shares of the Series F Preferred Stock were converted into a total of 301,409 shares of Common Stock. As of December 31, 2018, zero shares of Series F Preferred Stock remained outstanding.

Other equity activity
In 2018, the Company issued shares of fully vested common stock in partial settlement of management incentive compensation. The 2018 issuance totaled 21,479 shares with a value of $294,264 reflecting the $13.70 closing price of the Company’s common stock as reported on the Nasdaq Capital Market on April 12, 2018.
As of December 31, 2019, the Company had 25,000,000 shares of common stock authorized and 1,400,674 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholder's Equity - (continued)

At December 31, 2019, the Company has reserved authorized shares of common stock for future issuance as follows:

Warrants	41,627
Outstanding stock options	164,980
Possible future issuance under inducement plan	1,250
Possible future issuance under stock option plans	250,410
Possible future issuance under employee stock purchase plan	10,946
Total	469,213

13. Business Restructuring

The second quarter 2019 business restructuring involved a charge against operations of $2,345,657. The restructuring included a reduction in force affecting eleven employees and severance costs of $224,773. It included a consolidation of the Company's corporate offices and engineering labs into its Woburn manufacturing facility and attendant relocation costs of $225,000. It also included inventory-related costs totaling $1,895,884 to write down excess parts to net realizable value. During the fourth quarter of 2019, the provision for idle Waltham facility held for sublet was increased to $400,000. As of December 31, 2019, the restructuring was completed. There Company had an impairment charge of $400,000 for idle Waltham facilities held for sublet. This impairment charge is recorded against the Company’s right to use asset.

The severance and relocation obligations relating to the business restructuring outstanding as of December 31, 2019 are presented below.

December 31, 2019
Severance obligations:
Provision	224,773
Amounts paid out	(224,773)
Total	—
Relocation costs:
Provision	100,000
Amounts paid out	(100,000)
Total	—
Impairment charge for idle facility	400,000
Total	400,000
Balance - December 31, 2019	400,000

Within the Company's Statements of Operations for the year ended December 31, 2019, $1,895,884 of inventory-related write-downs were recorded within cost of revenues, and severance and relocations costs were recorded as follows: $311,514 within research and development, $221,387 within sales and marketing, and $191,872 within general and administrative.

14. Reverse Stock Split

On November 18, 2019, the Company effected a 1-for-10 reverse stock split of its Common Stock, or the Reverse Stock Split. The par value and other terms of the common stock were not effected by the Reverse Stock Split. The Company’s shares outstanding immediately prior to the split totaled 9,781,755, which were subsequently adjusted to 978,158 shares outstanding. No fractional shares will be issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares will receive payment in cash in lieu of any such resulting fractional shares of common stock as the post-reverse split amounts of common stock will be rounded down to the nearest full share. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

15. Management Retention and Incentive Plan

Under the Company’s Management Retention and Incentive Plan (the “Plan”), a portion of the consideration payable upon a change in control transaction, as defined in the Plan and its amendments, would be paid in cash to certain executive officers and key employees and recorded as compensation expense within the Statement of Operations during the period in which the change of control transaction occurs.

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2019
Allowance for Doubtful Accounts	$25,000	49,361	—	(4,361)		$70,000
Deferred Tax Asset Valuation Allowance	35,041,300	1,535,093	—	(34,367,550)	(1)	2,208,843
Accrued Product Returns	1,101,658		—	(412,658)		689,000
Warranty Reserve	129,837	—	—	(54,537)		75,300
December 31, 2018
Allowance for Doubtful Accounts	$25,000	8,374	—	(8,374)		$25,000
Deferred Tax Asset Valuation Allowance	35,331,314	269,241	—	(559,255)	(1)	35,041,300
Accrued Product Returns	1,486,406	—	—	(384,748)		1,101,658
Warranty Reserve	127,361	2,476	—	—		129,837

(1)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1