Form 10-Q
period 2020-03-31
NeuroMetrix, Inc.
filed 2020-04-23
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,736,207 shares of common stock, par value $0.0001 per share, were outstanding as of April 22, 2020.
In addition, there were 41,627 warrants to purchase shares of the issuer's common stock listed under NUROW on the Nasdaq stock exchange outstanding as of April 22, 2020.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2020

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,816,485	$3,126,206
Accounts receivable, net	386,124	298,967
Inventories	1,153,560	1,163,714
Collaboration receivable	181,330	189,008
Prepaid expenses and other current assets	340,369	652,919
Total current assets	4,877,868	5,430,814

Fixed assets, net	250,041	273,448
Right to use asset	1,048,937	1,159,774
Other long-term assets	29,650	29,650
Total assets	$6,206,496	$6,893,686

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$623,193	$725,658
Accrued expenses and compensation	1,064,580	1,443,574
Accrued product returns	603,000	689,000
Lease obligation, current	591,370	588,546
Total current liabilities	2,882,143	3,446,778

Lease obligation, net of current portion	810,235	916,674
Total liabilities	3,692,378	4,363,452

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2020 and December 31, 2019; 1,687,752 and 1,400,674 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	168	140
Additional paid-in capital	197,960,925	197,319,698
Accumulated deficit	(195,446,976)	(194,789,605)
Total stockholders’ equity	2,514,118	2,530,234
Total liabilities and stockholders’ equity	$6,206,496	$6,893,686

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2020	2019

Revenues	$2,172,036	$3,122,935

Cost of revenues	620,190	2,324,231

Gross profit	1,551,846	798,704

Operating expenses:
Research and development	533,620	855,081
Sales and marketing	424,349	2,025,288
General and administrative	1,251,746	1,619,490

Total operating expenses	2,209,715	4,499,859

Loss from operations	(657,869)	(3,701,155)

Other income:
Collaboration income	—	5,734,849
Other income	498	16,813

Total other income	498	5,751,662

Net (loss) income	$(657,371)	$2,050,507

Net (loss) income per common share applicable to common stockholders;
Basic	$(0.45)	$2.65
Diluted	$(0.45)	$1.47

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2018	17,813.63	$18	738,029	$74	$197,114,310	$(191,016,591)	$6,097,811
Stock-based compensation expense	—	—	—	—	44,093	—	44,093
Issuance of common stock upon conversion of preferred stock	(2,445.90)	(3)	93,000	9	(6)	—	—
Net income	—	—	—	—	—	2,050,507	2,050,507
Balance at March 31, 2019	15,367.73	$15	831,029	$83	$197,158,397	$(188,966,084)	$8,192,411

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	144,047	—	144,047
Issuance of common stock under at the market offering	—	—	256,078	25	453,432	—	453,457
Common stock issued to settle compensation obligations	—	—	31,000	3	43,748	—	43,751
Net loss	—	—	—	—	—	(657,371)	(657,371)
Balance at March 31, 2020	200	$1	1,687,752	$168	$197,960,925	$(195,446,976)	$2,514,118

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(657,371)	$2,050,507
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	23,407	31,778
Stock-based compensation	144,047	44,093
Expense related to settlement of compensation obligation	43,751	—
Impairment charge against right of use asset	87,000	—
Inventory provision	—	700,000
Changes in operating assets and liabilities:
Accounts receivable	(87,157)	110,605
Inventories	10,154	(182,404)
Collaboration receivable	7,678	—
Prepaid expenses and other current and long-term assets	312,550	(101,579)
Accounts payable	(102,465)	(740,223)
Accrued expenses and compensation	(458,772)	657,059
Accrued product returns	(86,000)	(374,766)
Deferred collaboration income	—	(1,774,704)
Net cash (used in) provided by operating activities	(763,178)	420,366

Cash flows from financing activities:
Net proceeds from issuance of stock	453,457	—
Net cash provided by financing activities	453,457	—

Net (decrease) increase in cash and cash equivalents	(309,721)	420,366
Cash and cash equivalents, beginning of period	3,126,206	6,780,429
Cash and cash equivalents, end of period	$2,816,485	$7,200,795
Supplemental disclosure of cash flow information:
Common stock issued to settle employee compensation	$43,751	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
March 31, 2020

1.	Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc., or the Company, is a leading developer and manufacturer of diagnostic and therapeutic neurostimulation based medical devices that are used throughout the world. The Company has three FDA cleared commercial products. DPNCheck® is a point-of-care test that is used to evaluate peripheral neuropathies. ADVANCE™ is a point-of-care device that provides nerve conduction studies as an aid in diagnosing and evaluating patients suspected of having focal or systemic neuropathies. Quell® 2.0 is a wearable, mobile app enabled, neurostimulation device indicated for symptomatic relief and management of chronic pain and is available OTC. The Company maintains an active, industry-leading R&D program.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has reported recurring losses from operations and negative cash flows from operating activities. At March 31, 2020, the Company had an accumulated deficit of $195.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company held cash and cash equivalents of $2.8 million as of March 31, 2020. The Company believes that these resources and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements into the first quarter of 2021. Accordingly, the Company will need to raise additional funds to support its operating and capital needs in the first quarter of 2021 and beyond. The Company continues to face significant challenges and uncertainties and, as a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products, including related to the COVID-19 pandemic, and the uncertainty of future revenues from new products; (b) the effect of the COVID-19 pandemic on the Company's ability to obtain parts and materials from the Company's suppliers while continuing to staff critical production and fulfillment functions; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) regulatory developments affecting the Company’s existing products; (f) changes the Company may make in its research and development spending plans; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources. The Company may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such funding in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2020, unaudited statements of operations, changes in stockholders' equity and cash flows for the quarters ended March 31, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2019 has been derived from audited financial statements prepared at that date, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 28, 2020 (File No. 001-33351), or the Company’s 2019 Form 10-K.

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

Accounts receivable are recorded net of the allowance for doubtful accounts, which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $70,000 as of March 31, 2020 and December 31, 2019.

Two customers accounted for 36% of total revenues in the quarter ended March 31, 2020. Two customers accounted for 32% of total revenues in the quarter ended March 31, 2019. Three customers accounted for 62% and two customers accounted for 42% of accounts receivable as of March 31, 2020 and December 31, 2019, respectively.

Collaboration income

Collaboration income is recognized within Other income when contractual performance obligations, outside the ordinary activities of the Company, have been satisfied and control has been transferred to a collaboration partner. Collaboration income for each performance obligation is based on the fair value of such performance obligation relative to the total fair value of all performance obligations multiplied by the overall transaction price. A deferred collaboration income liability is recorded when payments are received prior to satisfaction of performance obligations. A collaboration receivable is recorded when amounts are owed to the Company under the collaboration agreements and related support services. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of zero and $5,734,849, for the quarters ended March 31, 2020 and 2019, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at March 31, 2020 was $408,144. The total compensation costs are expected to be recognized over a weighted-average period of 0.8 years.

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

2.	Comprehensive Income (Loss)

For the quarters ended March 31, 2020 and 2019, the Company had no components of other comprehensive income (loss) other than net income (loss) itself.

3.	Net (Loss) Income Per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Quarters Ended March 31,
	2020	2019
Net income (loss) applicable to common stockholders	$(657,371)	$2,050,507

Weighted average number of common shares outstanding, basic	1,457,224	774,146
Dilutive convertible preferred stock	—	622,720
Weighted average number of common shares outstanding, dilutive	1,457,224	1,396,866

Net income (loss) per common share applicable to common stockholders, basic	$(0.45)	$2.65
Net income (loss) per common share applicable to common stockholders, diluted	$(0.45)	$1.47

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net income (loss) per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2020	2019
Options	164,091	48,849
Warrants	42,086	45,937
Convertible preferred stock	62	—
Total	206,239	94,786

4.	Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Purchased components	$736,791	$720,209
Finished goods	416,769	443,505
	$1,153,560	$1,163,714

5.	Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2020	December 31, 2019
Technology fees	$450,000	$450,000
Professional services	292,000	454,000
Compensation	92,758	62,322
Advertising and promotion	60,000	68,000
Warranty	63,700	75,300
Other	106,122	333,952
	$1,064,580	$1,443,574

6.	Leases

Operating Leases

The Company's lease on its Woburn, Massachusetts facilities (the “Woburn Lease”) extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its Waltham, Massachusetts facilities, now inactive and offered for sublet, extends through February 2022 with an average monthly base rent of $41,074 and a 5-year extension option. At March 31, 2020, the Company recorded an impairment reserve of $487,000 that reduced the right of use asset for Waltham idle facility costs.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2020 are as follows:

2020	482,391
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$1,831,903

Weighted-average discount rate, 14.7%	$430,298
Lease obligation, current portion	591,370
Lease obligation, net of current portion	810,235
$1,831,903

Total recorded rent expense was $166,904 and $166,024, for the quarters ended March 31, 2020 and 2019, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 3.4 years as of March 31, 2020.

7.	Business Restructuring

In the second quarter of 2019, the Company was restructured to reduce operating costs and improve efficiency. Operations were consolidated in a single location, headcount was reduced, and excess inventory was written down to net realizable value. The total 2019 restructuring charge was $2.3 million. The total impairment charge in the first quarter of 2020 was $87,000. The Company's Waltham facility was idled and as of March 31, 2020 had not been sublet, and a reserve of $487,000 was recorded against the Company's right to use for this asset.

The obligations relating to the business restructuring outstanding as of March 31, 2020 are presented below.

March 31, 2020
Severance obligations:
Provision	$224,773
Amounts paid out	(224,773)
Total	—
Relocation costs:
Provision	100,000
Amounts paid out	(100,000)
Total	—
Impairment charge for idle facility	487,000
Amounts paid out	(87,000)
Total	400,000

Balance - March 31, 2020	$400,000

8.	Fair Value Measurements

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

		Fair Value Measurements at March 31, 2020 Using
	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$12	$12	$—	$—
Total	$12	$12	$—	$—

		Fair Value Measurements at December 31, 2019 Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$698,807	$698,807	$—	$—
Total	$698,807	$698,807	$—	$—

9.	Credit Facility

The Company is party to a Loan and Security Agreement, as amended (the “Credit Facility”), with a bank. As of March 31, 2020, the Credit Facility permitted the Company to borrow up to $250,000 on a revolving basis. The Credit Facility was amended most recently on January 23, 2020 and extended until April 30, 2020. Amounts borrowed under the Credit Facility will bear interest equal to the prime rate plus 0.5%. Any borrowings under the Credit Facility will be collateralized by the Company’s cash, accounts receivable, inventory, and equipment. The Credit Facility includes traditional lending and reporting covenants. These include certain financial covenants applicable to liquidity that are to be maintained by the Company. As of March 31, 2020, the Company was in compliance with these covenants and had not borrowed any funds under the Credit Facility. However, $226,731 of the amount under the Credit Facility is restricted to support letters of credit issued in favor of the Company's landlords. Consequently, the amount available for borrowing under the Credit Facility as of March 31, 2020 was approximately $23,269.

10.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2020	December 31, 2019
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2020 and December 31, 2019; 200 shares issued and outstanding at March 31, 2020 and December 31, 2019	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—
Series F convertible preferred stock, $0.001 par value; 10,621 shares designated at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	$—	$—

2020 equity activity

In February 2020, the Company entered into an At Market Issuance Sales Agreement (the "Agreement") with respect to an at-the-market offering program ("ATM program"), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the "Common Stock"), having an aggregate offering price of up to $2,200,000 (the "Placement Shares"). The issuance and sale, if any, of the Placement Shares by the Company under the Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the three months ended March 31, 2020, 256,078 shares of common stock were issued pursuant to the Agreement for proceeds of $453,457.

In March 2020, the Company issued 31,000 shares of fully vested common stock with a value of $43,751 pursuant to a Separation Agreement between the Company and an employee. The shares issued reflected the $1.41 closing price of the Company's common stock as reported on the Nasdaq Capital Market on March 11, 2020.

2019 equity activity

During the three months ended March 31, 2019, 526 shares of the Company's Series D Preferred Stock were converted into a total of 20,000 shares of Common Stock and 1,919.90 shares of the Company's Series E Preferred Stock were converted into a total of 73,000 shares of Common Stock.

11.	Reverse Stock Split

On November 18, 2019, the Company effected a 1-for-10 reverse stock split of its Common Stock, or the Reverse Stock Split. The par value and other terms of the common stock were not affected by the Reverse Stock Split. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Quarterly Report on Form 10-Q, including the December 31, 2019 Balance Sheet amounts for Common Stock and additional paid-in capital, have been retroactively adjusted to reflect the Reverse Stock Split.

12. Commitments and Contingencies

The previously reported investigation by the Federal Trade Commission (the “Commission”) regarding compliance of the Company’s representations about its Quell® product with Sections 5 and 12 of the Federal Trade Commission Act was settled in March 2020. The defendants, Dr. Shai Gozani, NeuroMetrix, Inc. President and Chief Executive Officer, and the Company, did not admit any of the allegations in the Commission’s proposed complaint. In the settlement, Dr. Gozani and the Company have agreed to certain modifications of Quell advertising claims. Further, the Commission was paid Four Million Dollars ($4,000,000) by Dr. Gozani, and the Company pledged to pay to the Commission future commercial milestone payments, if and when received, pursuant to a collaboration agreement with a third party. The settlement has been entered by the United States District Court for the District of Massachusetts.

13. Subsequent Event

From April 1, 2020 to April 16, 2020, the Company issued 1,048,455 shares of common stock under its ATM program. Net proceeds from this activity was $1,680,356.

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

Overview

NeuroMetrix develops and commercializes health care products that utilize non-invasive neurostimulation and digital medicine. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for symptomatic relief of chronic pain. Our business is fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product lines:

•Point-of-care neuropathy diagnostic tests
•Wearable neurostimulation devices

Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States, there are over 30 million people with diabetes and another 80 million people with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications, which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is nerve disease or neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in the feet and lower legs.

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

DPNCheck is our well-established testing technology for DPN. DPNCheck has been deployed in multiple clinical trials. It contributes attractive gross margins and has posted average growth rates exceeding 25% over the five years through 2018. Growth in 2019, which is below trend, reflects the offsetting effects of strong U.S. market demand and a downturn in demand in Mexico. We entered 2020 prepared to support a growth rebound with increased product supply and user training resources. However, the effects of the COVID-19 pandemic on 2020 DPNCheck revenues are not yet capable of a clear assessment. We are investing R&D resources in the next generation DPNCheck technology which will enhance the user experience, improve manufacturing, and restrict the potential use of non-compliant biosensors. Release of the new DPNCheck technology, forecast for late 2020, may also provide opportunity for customer upgrades, new pricing and margin-expansion.

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

Both DPNCheck and Quell are sophisticated neurotechnology products that are unique in their markets. Our goal for both products is the same: to optimize market positioning and financial performance for the benefit of our shareholders. It is possible that at a point in the future either of the product lines could be monetized, in whole or in part. For example, we may consider following the model we employed in selling to GSK rights to the Quell technology for markets outside the U.S.

Results of Operations

Comparison of Quarters Ended March 31, 2020 and 2019

Revenues

	Quarters Ended March 31
	2020	2019	Change	% Change
	(in thousands)
Revenues	$2,172.0	$3,122.9	$(950.9)	(30.4)%

Revenues include sales from Quell, DPNCheck and ADVANCE, our legacy neurodiagnostic product. Revenues were $2.2 million and $3.1 million during the first quarters of 2020 and 2019, respectively. Quell revenues of $0.6 million in the first quarter of 2020 declined from $1.6 million, in the comparable 2019 period reflecting reduced advertising spending and an emphasis on the profitability of Quell sales. DPNCheck revenues were $1.3 million and $1.2 million in the first quarters of 2020 and 2019, respectively. ADVANCE contributed $0.3 million of revenue in the first quarters of 2020 and 2019.

Cost of Revenues and Gross Profit

	Quarters Ended March 31,
	2020	2019	Change	% Change
	(in thousands)
Cost of revenues	$620.2	$2,324.2	$(1,704.0)	(73.3)%

Gross profit	$1,551.8	$798.7	$753.1	94.3%

Gross margin was 71.4% in the first quarter of 2020 versus 25.6% in the same period in the prior year. The margin improvement was due to improved profitability of Quell sales and increased weighting of our higher margin DPNCheck business within total revenue. The lower gross margin in 2019 is due in part to a charge of $0.7 million to write down Quell Classic inventory to net realizable value.

Operating Expenses

	Quarters Ended March 31
	2020	2019	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$533.6	$855.1	$(321.5)	(37.6)%
Sales and marketing	424.3	2,025.3	(1,601.0)	(79.1)%
General and administrative	1,251.7	1,619.5	(367.8)	(22.7)%
Total operating expenses	$2,209.6	$4,499.9	$(2,290.3)	(50.9)%

Research and Development

Research and development expense in the first quarter of 2020 decreased by 37.6% from the same period in the prior year due to a decrease of personnel related costs of $0.3 million.

Sales and Marketing

Sales and marketing expense in the first quarter of 2020 decreased by 79.1% from the same period in the prior year due to a $1.2 million reduction in Quell advertising spending and a $0.1 million reduction in trade show spending. In addition, personnel related costs decreased by $0.2 million.

General and Administrative

General and administrative expense in the first quarter of 2020 decreased by 22.7% from the same period in the prior year due to a reduction of $0.2 million in outside professional service costs, primarily legal, and a decrease of $0.1 million in supplies and freight charges.

Collaboration income

	Quarters Ended March 31,
	2020	2019	Change	% Change
	(in thousands)

Collaboration income	$—	$5,734.8	$(5,734.8)	(100.0)%

Collaboration income includes the development milestones funded by GSK under the Quell Collaboration.

Other income

	Quarters Ended March 31,
	2020	2019	Change	% Change
	(in thousands)

Other income	$0.5	$16.8	$(16.3)	(97.0)%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $2.8 million at March 31, 2020. Funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in Quell or DPNCheck, a decline in our consumables sales, unanticipated increases in our operating costs, and the continuing effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

	March 31, 2020	December 31, 2019	Change	% Change
	(in thousands)

Cash and cash equivalents	$2,816.5	$3,126.2	$(309.7)	(9.9)%

During the three months ended March 31, 2020, our cash and cash equivalents decreased by $0.3 million reflecting $0.8 million cash used in operating activities, partially offset by the net proceeds of $0.5 million from common stock sales under our ATM program.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended March 31,		Year Ended December 31,
	2020	2019	2019

Days sales outstanding (days)	14	30	27
Inventory turnover rate (times per year)	2.1	3.5	3.5

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. DSO was reduced during the three months ended March 31, 2020 due to increased collection and lower receivables with terms. During the quarter ended March 31, 2019, receivables included extended terms for a large DPNCheck customer that has since been collected.

The inventory turnover rate of 2.1 in the first quarter of 2020 reflected lower Quell sales. The inventory turnover rate during the quarter ended March 31, 2019 of 3.5 includes the effects of a $0.7 million inventory provision recorded in that quarter. Excluding this provision, the turnover rate was 2.2 during the quarter ended March 31, 2019.

The following sets forth information relating to our sources and uses of our cash:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(763.2)	$(3,539.7)
Net cash provided by collaboration income	—	3,960.1
Net cash (used in) provided by operating activities	(763.2)	420.4
Net cash provided by financing activities	453.5	—
Net cash used (provided)	$(309.7)	$420.4

During the three months ended March 31, 2020, our operating activities consumed $0.8 million of cash offset by $0.5 million in net proceeds from sales of common stock.

We have reported recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $2.8 million as of March 31, 2020. We believe that these resources and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into the first quarter of 2021. Accordingly, we will need to raise additional funds to support our operating and capital needs in the first quarter of 2021 and beyond. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products, including related to the COVID-19 pandemic; (b) the effect of the COVID-19 pandemic on our ability to obtain parts and materials from our suppliers while continuing to staff critical production and fulfillment functions, (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments affecting our existing products; (f) changes we may make in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all. We filed a shelf registration statement on Form S-3 with the SEC covering shares of our common stock and other securities for sale, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

Off-Balance Sheet Arrangements, Contractual Obligation and Contingent Liabilities and Commitments

As of March 31, 2020, we did not have any off-balance sheet financing arrangements.

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, the effect of the COVID-19 pandemic on our operating capabilities, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 other than the updated risk factors noted below.

Our financial condition and results of operations could be adversely affected by the ongoing coronavirus outbreak.
Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our customers, distributors and suppliers to maintain normal business activities. It could also affect the ability of our personnel to perform their normal responsibilities and could result in temporary closures of our facilities.
As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business, including:

•	restrictions on the conduct of our business imposed by governmental regulators;

•	diversion or prioritization of healthcare resources away from diagnostic testing which uses our medical devices by physician clinics, hospitals, home testing services and other healthcare providers;

•	supply chain disruption, including delays in fulfillment or cancellations of purchase orders by our parts and services suppliers which would hamper our manufacturing capabilities;

•
limitations on employee resources that would otherwise be focused on our business activities, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people; and

•	disruption in our distribution channels, including shipping providers and distributors.
Our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

On March 4, 2020, we reported on Form 8-K filed with the Securities and Exchange Commission that we had reached a settlement with the Federal Trade Commission (the “Commission”) of the previously reported investigation initiated in 2017 regarding compliance of the Company’s representations about its Quell® product with Sections 5 and 12 of the Federal Trade Commission Act. The defendants, Dr. Shai Gozani, NeuroMetrix, Inc. President and Chief Executive Officer, and the Company, did not admit any of the allegations in the Commission’s proposed complaint. In the settlement, Dr. Gozani and the Company have agreed to certain modifications of Quell advertising claims. Further, the Commission was paid Four Million Dollars ($4,000,000) by Dr. Gozani, and the Company pledged to pay to the Commission future commercial milestone payments, if and when received, pursuant to a collaboration agreement with a third party. The settlement has been entered by the United States District Court for the District of Massachusetts.

On March 12, 2020, as previously reported, we entered into a Separation Agreement with Francis X. McGillin, the former Senior Vice President, Chief Commercial Officer of the Company. Pursuant to the Separation Agreement, Mr. McGillin's employment concluded as of March 31, 2020. Mr. McGillin received cash separation benefits of $75,000 and a grant of NeuroMetrix common stock of 31,000 shares, after tax withholdings. Mr McGillin will continue to receive health care insurance benefits during 2020. Mr. McGillin will provide the Company with transition support as reasonably needed during the first half of 2020.

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

NEUROMETRIX, INC.

April 23, 2020	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

April 23, 2020	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement dated March 12, 2020, between NeuroMetrix, Inc. and Francis X. McGillin. Filed herewith.

10.2
At Market Issuance Sales Agreement dated February 19, 2020 by and between NeuroMetrix, Inc. and Ladenburg Thalmann & Co. Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-33351) filed on February 19, 2020).

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

32
Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2020 and December 31, 2019, (ii) Statements of Operations for the quarters ended March 31, 2020 and 2019, (iii) Statements of Changes in Stockholders' Equity for the quarters ended March 31, 2020 and 2019, (iv) Statements of Cash Flows for the quarters ended March 31, 2020 and 2019, and (v) Notes to Financial Statements.