Form 10-Q
period 2020-09-30
NeuroMetrix, Inc.
filed 2020-10-22
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,784,657 shares of common stock, par value $0.0001 per share, were outstanding as of October 21, 2020.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2020

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,929,175	$3,126,206
Accounts receivable, net	633,146	298,967
Inventories	1,050,293	1,163,714
Collaboration receivable	—	189,008
Prepaid expenses and other current assets	677,526	652,919
Total current assets	7,290,140	5,430,814

Fixed assets, net	205,676	273,448
Right to use asset	815,558	1,159,774
Other long-term assets	28,664	29,650
Total assets	$8,340,038	$6,893,686

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$192,356	$725,658
Accrued expenses and compensation	1,011,228	1,443,574
Accrued product returns	586,000	689,000
Lease obligation, current	596,779	588,546
Total current liabilities	2,386,363	3,446,778

Lease obligation, net of current portion	581,903	916,674
Total liabilities	2,968,266	4,363,452

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2020 and December 31, 2019; 3,784,657 and 1,400,674 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	378	140
Additional paid-in capital	201,927,426	197,319,698
Accumulated deficit	(196,556,033)	(194,789,605)
Total stockholders’ equity	5,371,772	2,530,234
Total liabilities and stockholders’ equity	$8,340,038	$6,893,686

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$2,036,228	$2,088,001	$5,568,243	$7,565,619

Cost of revenues	537,614	914,322	1,652,890	6,382,340

Gross profit	1,498,614	1,173,679	3,915,353	1,183,279

Operating expenses:
Research and development	652,671	475,137	1,846,569	2,365,139
Sales and marketing	340,927	647,719	1,144,389	4,046,956
General and administrative	762,903	1,462,887	2,693,146	4,646,932

Total operating expenses	1,756,501	2,585,743	5,684,104	11,059,027

Loss from operations	(257,887)	(1,412,064)	(1,768,751)	(9,875,748)

Other income:
Collaboration income	—	—	—	7,116,667
Other income	774	7,464	2,323	42,797

Total other income	774	7,464	2,323	7,159,464

Net loss	$(257,113)	$(1,404,600)	$(1,766,428)	$(2,716,284)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.07)	$(1.44)	$(0.64)	$(3.06)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200.00	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	144,047	—	144,047
Issuance of common stock under at the market offering	—	—	256,078	25	453,432	—	453,457
Issuance of common stock to settle compensation obligations	—	—	31,000	3	43,748	—	43,751
Net loss		—				(657,371)	(657,371)
Balance at March 31, 2020	200.00	$1	1,687,752	$168	$197,960,925	$(195,446,976)	$2,514,118
Stock-based compensation expense	—	—	—	—	128,862	—	128,862
Issuance of common stock under at the market offering	—	—	2,092,541	209	3,689,765	—	3,689,974
Issuance of common stock under employee stock purchase plan	—	—	4,364	1	7,605	—	7,606
Net loss	—	—	—	—	—	(851,944)	(851,944)
Balance at June 30, 2020	200.00	$1	3,784,657	$378	$201,787,157	$(196,298,920)	$5,488,616
Stock-based compensation expense	—	—	—	—	140,269	—	140,269
Net loss	—	—	—	—	—	(257,113)	(257,113)
Balance at September 30, 2020	200.00	$1	3,784,657	$378	$201,927,426	$(196,556,033)	$5,371,772
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B – F Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2018	17,513.63	$18	738,029	$74	$197,114,310	$(191,016,591)	$6,097,811
Stock-based compensation expense	—	—	—	—	44,093	—	44,093
Issuance of common stock upon conversion of preferred stock	(2,445.90)	(3)	93,000	9	(6)	—	—
Net income	—	—	—	—	—	2,050,507	2,050,507
Balance at March 31, 2019	15,067.73	$15	831,029	$83	$197,158,397	$(188,966,084)	$8,192,411
Stock-based compensation expense	—	—	—	—	19,933	—	19,933
Issuance of common stock upon conversion of preferred stock	(3,813.00)	(4)	144,981	15	(11)	—	—
Issuance of common stock under employee stock purchase plan	—	—	2,148	1	7,496	—	7,497
Net loss	—	—	—	—	—	(3,362,191)	(3,362,191)
Balance at June 30, 2019	11,254.73	$11	978,158	$99	$197,185,815	$(192,328,275)	$4,857,650
Stock-based compensation expense	—	—	—	—	120,460	—	120,460
Net loss	—	—	—	—	—	(1,404,600)	(1,404,600)
Balance at September 30, 2019	11,254.73	$11	978,158	$99	$197,306,275	$(193,732,875)	$3,573,510

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,766,428)	$(2,716,284)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,772	98,166
Stock-based compensation	413,178	184,486
Settlement of compensation obligation	43,751	—
Impairment charge against right of use asset	280,000	—
Inventory provision	—	2,595,884
Changes in operating assets and liabilities:
Accounts receivable	(334,179)	558,968
Inventories	113,421	(357,673)
Collaboration receivable	189,008	(1,174,092)
Prepaid expenses and other current and long-term assets	(23,621)	189,092
Accounts payable	(533,302)	(659,538)
Accrued expenses and compensation	(694,668)	115,752
Accrued product returns	(103,000)	(438,352)
Deferred collaboration income	—	(1,956,522)
Net cash used in operating activities	(2,348,068)	(3,560,113)

Cash flows from investing activities:
Purchases of fixed assets	—	(41,177)
Net cash used in investing activities	—	(41,177)

Cash flows from financing activities:
Net proceeds from issuance of stock	4,151,037	7,497
Proceeds from debt issuance	773,200	—
Repayment of debt	(773,200)	—
Net cash provided by financing activities	4,151,037	7,497

Net increase (decrease) in cash and cash equivalents	1,802,969	(3,593,793)
Cash and cash equivalents, beginning of period	3,126,206	6,780,429
Cash and cash equivalents, end of period	$4,929,175	$3,186,636
Supplemental disclosure of cash flow information:
Common stock issued to settle employee compensation	$43,751	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2020

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

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has reported recurring losses from operations and negative cash flows from operating activities. At September 30, 2020, the Company had an accumulated deficit of $196.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company held cash and cash equivalents of $4.9 million as of September 30, 2020. The Company believes that these resources and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements into the fourth quarter of 2021. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in the fourth quarter of 2021 and beyond.

The Company continues to face challenges and uncertainties. Among these uncertainties is the future effect on the Company's business of the COVID-19 pandemic which has depressed sales of the Company's products. As a result, the Company’s available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of the Company’s products, including decreases in customer orders related to the COVID-19 pandemic, and the uncertainty of future revenues from new products; (b) the effect of the COVID-19 pandemic on the Company's ability to obtain parts and materials from the Company's suppliers while continuing to staff critical production and fulfillment functions; (c) changes the Company may make to the business that affect ongoing operating expenses; (d) changes the Company may make in its business strategy; (e) regulatory developments affecting the Company’s existing products; (f) changes the Company may make in its research and development spending plans; and (g) other items affecting the Company’s forecasted level of expenditures and use of cash resources.

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

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2020, unaudited statements of operations, changes in stockholders' equity for the quarters and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2019 has been derived from audited financial statements prepared at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 28, 2020 (File No. 001-33351), or the Company’s 2019 Form 10-K.

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

Accounts receivable are recorded net of the allowance for doubtful accounts, which represents the Company’s best estimate of credit losses. Allowance for doubtful accounts was $70,000 as of September 30, 2020 and December 31, 2019.

For the quarters ended September 30, 2020 and 2019, three customers accounted for 47% of total revenues and one customer accounted for 19% of total revenues, respectively. For the nine months ended September 30, 2020 and 2019, two customers accounted for 34% and one customer accounted for 20% of total revenues, respectively. Three customers accounted for 54% and two customers accounted for 42% of accounts receivable as of September 30, 2020 and December 31, 2019, respectively.

Collaboration Income

Collaboration Income is recognized within Other Income when contractual performance obligations, outside the ordinary activities of the Company, have been satisfied and control has been transferred to a collaboration partner. Collaboration Income for each performance obligation is based on the fair value of such performance obligation relative to the total fair value of all performance obligations multiplied by the overall transaction price. A deferred collaboration income liability is recorded when payments are received prior to satisfaction of performance obligations. A collaboration receivable is recorded when amounts are owed to the Company under the collaboration agreements and related support services. The Company recognized Collaboration income net of costs, within Other income in the Statement of Operations of zero and $7,116,667, for the nine months ended September 30, 2020 and 2019, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at September 30, 2020 was $136,569. The total compensation costs are expected to be recognized over a weighted-average period of 0.3 years.

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

For the quarters and nine months ended September 30, 2020 and 2019, the Company had no components of other comprehensive income (loss) other than net income (loss) itself.

3.	Net Loss Per Common Share

Basic and dilutive net income (loss) per common share were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss applicable to common stockholders	$(257,113)	$(1,404,600)	$(1,766,428)	$(2,716,284)

Weighted average number of common shares outstanding, basic	3,784,657	978,175	2,755,903	886,609
Dilutive convertible preferred stock	—	—	—	—
Weighted average number of common shares outstanding, dilutive	3,784,657	978,175	2,755,903	886,609

Net loss per common share applicable to common stockholders, basic and diluted	$(0.07)	$(1.44)	$(0.64)	$(3.06)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options	162,373	40,396	163,303	45,777
Warrants	—	44,221	23,040	45,359
Convertible preferred stock	62	420,395	62	510,830
Total	162,435	505,012	186,405	601,966

4.	Inventories

Inventories consist of the following:

	September 30, 2020	December 31, 2019
Purchased components	$690,643	$720,209
Finished goods	359,650	443,505
	$1,050,293	$1,163,714

5.	Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	September 30, 2020	December 31, 2019
Technology fees	$450,000	$450,000
Professional services	291,000	454,000
Compensation	109,896	62,322
Advertising and promotion	6,000	68,000
Warranty	62,200	75,300
Other	92,132	333,952
	$1,011,228	$1,443,574

6.	Leases

Operating Leases

The Company's lease on its Woburn, Massachusetts facilities (the “Woburn Lease”) extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its Waltham, Massachusetts facilities, now inactive and offered for sublet, extends through February 2022 with an average monthly base rent of $41,074 and a 5-year extension option. At September 30, 2020, an impairment reserve of $400,000 reduced the right of use asset for Waltham idle facility costs. The impairment reserve was increased during the nine months ended September 30, 2020 by a charge of $280,000 recorded within the Company's Statement of Operations as follows: $98,000 within research and development, $56,000 within sales and marketing, and $126,000 within general and administrative.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2020 are as follows:

2020	160,797
2021	653,164
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$1,510,309

Weighted-average discount rate, 14.7%	$331,627
Lease obligation, current portion	596,779
Lease obligation, net of current portion	581,903
$1,510,309

Total recorded rent expense was $166,905 and $166,025, for the quarters ended September 30, 2020 and 2019, respectively. Total recorded rent expense was $500,713 and $498,073, for the nine months ended September 30, 2020 and 2019, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 3.1 years as of September 30, 2020.

7.	Business Restructuring

In the second quarter of 2019, the Company was restructured to reduce operating costs and improve efficiency. Operations were consolidated in a single location, headcount was reduced, and excess inventory was written down to net realizable value. Total 2019 restructuring charges were $2.5 million. During 2020 revised estimates of idle facility costs at the Company's Waltham location resulted in impairment charges in the quarter and nine months ended September 30, 2020 of $76,000 and $280,000, respectively. The impairment reserve against the right to use asset was $400,000 at September 30, 2020.

The obligations relating to the business restructuring outstanding as of September 30, 2020 are presented below.

September 30, 2020
Severance obligations:
Provision	$224,773
Amounts paid out	(224,773)
Total	—
Relocation costs:
Provision	100,000
Amounts paid out	(100,000)
Total	—
Impairment charge for idle facility	680,000
Amounts paid out	(280,000)
Total	400,000

Balance - September 30, 2020	$400,000

8.	Fair Value Measurements

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

		Fair Value Measurements at September 30, 2020 Using
	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,159,475	$2,159,475	$—	$—
Total	$2,159,475	$2,159,475	$—	$—

		Fair Value Measurements at December 31, 2019 Using
	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$698,807	$698,807	$—	$—
Total	$698,807	$698,807	$—	$—

9.	Credit Facility and Debt

The Company's Loan and Security Agreement (the “Credit Facility”) with a bank expired April 30, 2020 and was not renewed. The Credit Facility had previously supported letters of credit in the amount of $226,731 issued in favor of the Company's landlords. These letters of credit remain outstanding and are secured by the Company's cash balances.

In April 2020 the Company received a loan of $773,200 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act and fully repaid the loan in May 2020.

10.	Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2020	December 31, 2019
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at September 30, 2020 and December 31, 2019; 200 shares issued and outstanding at September 30, 2020 and December 31, 2019	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	$—	$—
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	$—	$—
Series F convertible preferred stock, $0.001 par value; 10,621 shares designated at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	$—	$—

2020 equity activity

In February 2020, the Company entered into an At Market Issuance Sales Agreement (the "Agreement") with respect to an at-the-market offering program ("ATM program"), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the "Common Stock"), having an aggregate offering price of up to $4,482,000 (the "Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the nine months ended September 30, 2020, 2,348,619 shares of common stock were issued pursuant to the Agreement for net proceeds of $4,143,431.

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

2019 equity activity

During the nine months ended September 30, 2019, 2,998.2 shares of the Company's Series D Preferred Stock were converted into a total of 114,000 shares of Common Stock and 3,260.70 shares of the Company's Series E Preferred Stock were converted into a total of 123,981 shares of Common Stock.

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

12. Commitments and Contingencies

The previously reported investigation by the Federal Trade Commission (the “Commission”) regarding Quell® advertising was settled in March 2020. The Company did not admit to any of the Commission's allegations, agreed to certain modifications of Quell advertising claims, and pledged to pay to the Commission future commercial milestone payments, if and when received, pursuant to a collaboration agreement with a third party.

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

Early detection of DPN is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for DPN range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck technology provides a rapid, low cost, quantitative test for peripheral nerve disease, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in numerous clinical studies. We are investing R&D resources in the next generation technology to enhance the user experience, improve manufacturing, and restrict the potential use of non-compliant biosensors. Release of the new DPNCheck, forecast for the second half of 2021, may also provide the opportunity for customer upgrades and expansion of product margins.

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

Quell is our wearable TENS device for knee, foot and leg pain that is available over-the-counter and is sold primarily via our e-commerce platform, www.QuellRelief.com. It can be used during the day while active and at night while sleeping. Users can personalize and manage therapy discreetly via the mobile app for iPhone and Android smartphones. Quell is also a pain management solution with pain, activity, and gait tracking. It is covered by 15 U.S. patents and is currently employed in two clinical studies funded by the National Institutes of Health (NIH) addressing fibromyalgia and chemotherapy induced peripheral neuropathy (CIPN). Over the past year we restructured the Quell commercial model to achieve a positive net operating contribution after direct costs. As we gain confidence with our core commercial model and demonstrate our capability to promote Quell in a cost-efficient manner, our focus will shift to expanding the Quell user group. This may involve disease-specific application of this technology in areas related to our current clinical study program.

Both DPNCheck and Quell are sophisticated neurotechnology products that are unique in their markets. Our goal for both products is the same: to optimize market positioning and financial performance for the benefit of our shareholders. We also continue to supply consumables for ADVANCE, our legacy nerve conduction testing system.

Results of Operations

Comparison of Quarters Ended September 30, 2020 and 2019

Revenues

	Quarters Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Revenues	$2,036.2	$2,088.0	$(51.8)	(2.5)%

Revenues include sales of Quell, DPNCheck and ADVANCE to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues were $2.0 million during the third quarters of 2020 and 2019. Revenues during the quarter ending September 30, 2020 were adversely affected by the economic effects of the COVID-19 pandemic. A recovery trend in customer orders and shipment volume was observed beginning late in the second quarter which continued during the third quarter of 2020. This trend particularly benefited DPNCheck sales into U.S. Medicare Advantage accounts.

Cost of Revenues and Gross Profit

	Quarters Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Cost of revenues	$537.6	$914.3	$(376.7)	(41.2)%

Gross profit	$1,498.6	$1,173.7	$324.9	27.7%

Gross margin was 73.6% in the third quarter of 2020 versus 56.2% in the same period in the prior year. The margin improvement in 2020 was due to improved profitability of Quell sales and increased weighting of DPNCheck within total revenue.

Operating Expenses

	Quarters Ended September 30
	2020	2019	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$652.7	$475.1	$177.6	37.4%
Sales and marketing	340.9	647.7	(306.8)	(47.4)%
General and administrative	762.9	1,462.9	(700.0)	(47.9)%
Total operating expenses	$1,756.5	$2,585.7	$(829.2)	(32.1)%

Research and Development

Research and development expense in the third quarter of 2020 increased by 37.4% from the same period in the prior year due to increased spending of $144,000 on consulting costs, and $74,000 on clinical costs and fees. Personnel related costs decreased by $28,000 and facility and supply costs decreased by $10,000.

Sales and Marketing

Sales and marketing expense in the third quarter of 2020 decreased by 47.4% from the same period in the prior year due to a $141,000 reduction in advertising spending and a $26,000 reduction in consulting spending. In addition, personnel related costs decreased by $130,000 and facility and supply costs decreased by $10,000.

General and Administrative

General and administrative expense in the third quarter of 2020 decreased by 47.9% from the same period in the prior year due to a reduction of $85,000 in personnel related costs, a reduction of $393,000 in outside professional service costs, primarily legal, a decrease of $165,000 in consulting spending and a reduction of facility and supply costs of $57,000.

Other income

	Quarters Ended September 30,
	2020	2019	Change	% Change
	(in thousands)

Other income	$0.8	$7.5	$(6.7)	(89.3)%

Other income primarily includes interest income.

Comparison of Nine Months Ended September 30, 2020 and 2019

Revenues

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Revenues	$5,568.2	$7,565.6	$(1,997.4)	(26.4)%

Revenues include sales of Quell, DPNCheck and ADVANCE to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues were $5.6 million and $7.6 million during the nine months ended September 30, 2020 and 2019, respectively. Revenues during the nine month period ended September 30, 2020 were adversely affected by the economic effects of the COVID-19 pandemic. A recovery trend in customer orders and shipment volume was observed beginning late in the second quarter which continued during the third quarter of 2020. This trend particularly benefited DPNCheck sales in U.S. Medicare Advantage accounts.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Cost of revenues	$1,652.9	$6,382.3	$(4,729.4)	(74.1)%

Gross profit	$3,915.4	$1,183.3	$2,732.1	230.9%

Our gross profit margin was 70.3% in the nine months ended September 30, 2020 versus 15.6% in the same period in the prior year. The unusually low gross margin in 2019 reflected an inventory charge of $2.6 million as part of restructuring the Quell business. Excluding this charge, the gross margin rate in 2019 was 50.0%. The margin improvement in 2020 was due to improved profitability of Quell sales and higher weighting of DPNCheck business within total revenue.

Operating Expenses

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,846.6	$2,365.1	(518.5)	(21.9)%
Sales and marketing	1,144.4	4,047.0	(2,902.6)	(71.7)%
General and administrative	2,693.1	4,646.9	(1,953.8)	(42.0)%
Total operating expenses	$5,684.1	$11,059.0	$(5,374.9)	(48.6)%

Research and Development

Research and development expense in the nine months ended September 30, 2020 decreased by 21.9% from the same period in the prior year due to reduced personnel related costs of $676,000, a reduction in professional fees of $105,000 and a decrease of facility and supply costs of $105,000. The reductions were offset with increased consulting and clinical spending of $378,000.

Sales and Marketing

Sales and marketing expense in the nine months ended September 30, 2020 decreased by 71.7% from the same period in the prior year reflecting a reduction in advertising and promotion spending of $1.4 million. In addition, consulting costs decreased by $751,000, personnel related costs decreased by $621,000 and facility and supply costs decreased by $130,000.

General and Administrative

General and administrative expense in the nine months ended September 30, 2020 decreased by 42.0% from the same period in the prior year due to a reduction of $156,000 in personnel related costs, a reduction of $1.5 million in professional service costs, primarily legal, and a decrease in facility and supply costs of $462,000. The reductions were partially offset with increased insurance costs of $238,000.

Collaboration income

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)

Collaboration income	$—	$7,116.7	$(7,116.7)	(100.0)%

Collaboration income in 2019 included development milestones funded by GlaxoSmithKline (GSK) under a Quell collaboration agreement. Total development milestones received under the GSK collaboration since initiation in early 2018 were approximately $20.5 million.

Other income

	Nine Months Ended September 30,
	2020	2019	Change	% Change
	(in thousands)

Other income	$2.3	$42.8	$(40.5)	(94.6)%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $4.9 million at September 30, 2020. Funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in our products, a decline in our consumables sales, unanticipated increases in our operating costs, and the adverse effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

	September 30, 2020	December 31, 2019	Change	% Change
	(in thousands)

Cash and cash equivalents	$4,929.2	$3,126.2	$1,803	57.7%

During the nine months ended September 30, 2020, our cash and cash equivalents increased by $1.8 million reflecting net proceeds of $4.1 million from common stock sales under our ATM program partially offset by $2.3 million in cash used in operating activities.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended September 30,		Year Ended December 31,
	2020	2019	2019

Days sales outstanding (days)	23	27	27
Inventory turnover rate (times per year)	1.9	2.3	3.5

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. DSO improved to 23 days during the quarter ended September 30, 2020 versus 27 days in the prior year period. This was attributable to improved collection rates on receivables with payment terms.

The inventory turnover rate decelerated to 1.9 turns in the third quarter of 2020 versus 2.3 turns in the prior year period. This reflected lower sales on approximately constant inventory levels in the comparable periods.

The following sets forth information relating to our sources and uses of our cash:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities (excluding collaboration income)	$(2,348.1)	$(6,582.4)
Net cash provided by collaboration income	—	4,760.1
Net cash used in operating activities	(2,348.1)	(3,560.1)
Net cash used in investing activities	—	(41.2)
Net cash provided by financing activities	4,151.0	7.5
Net cash (used) provided	$1,802.9	$(3,593.8)

During the nine months ended September 30, 2020, our operating activities consumed $2.3 million of cash offset by $4.1 million in net proceeds from sales of common stock.

We have reported recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $4.9 million as of September 30, 2020. We believe that these resources and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements into the fourth quarter of 2021. Accordingly, we may need to raise additional funds to support our operating and capital needs in the fourth quarter of 2021 and beyond.

We continue to face challenges and uncertainties. Among these uncertainties is the future effect on the Company's business of the COVID-19 pandemic which, from late in the first quarter of 2020 through the third quarter of 2020, depressed sales of the Company's products. As a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products, including decreases in customer orders related to the COVID-19 pandemic, and the uncertainty of future revenues from new products; (b) the effect of the COVID-19 pandemic on our ability to obtain parts and materials from our suppliers while continuing to staff critical production and fulfillment functions, (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments affecting our existing products; (f) changes we may make in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or through additional credit lines or other debt financing sources. However, we may not be able to secure such funding in a timely manner or on favorable terms, if at all.

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

As of September 30, 2020, we did not have any off-balance sheet financing arrangements.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 or our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.

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

NEUROMETRIX, INC.

October 22, 2020	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

October 22, 2020	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2020 and December 31, 2019, (ii) Statements of Operations for the quarter and nine months ended September 30, 2020 and 2019, (iii) Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2020 and 2019, (iv) Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Notes to Financial Statements.