Form 10-Q
period 2021-03-31
NeuroMetrix, Inc.
filed 2021-04-22
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,803,195 shares of common stock, par value $0.0001 per share, were outstanding as of April 21, 2021.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2021

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,145,167	$5,226,213
Accounts receivable, net	477,689	334,297
Inventories	979,626	1,051,282
Prepaid expenses and other current assets	362,921	478,074
Total current assets	6,965,403	7,089,866

Fixed assets, net	182,765	183,494
Right to use asset	544,420	692,692
Other long-term assets	28,284	28,523
Total assets	$7,720,872	$7,994,575

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$381,248	$142,316
Accrued expenses and compensation	605,489	998,442
Accrued product returns	535,000	545,000
Lease obligation, current	566,256	599,632
Total current liabilities	2,087,993	2,285,390

Lease obligation, net of current portion	371,827	461,410
Total liabilities	2,459,820	2,746,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2021 and December 31, 2020; 3,796,147 and 3,793,739 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	380	379
Additional paid-in capital	202,202,254	202,129,195
Accumulated deficit	(196,941,583)	(196,881,800)
Total stockholders’ equity	5,261,052	5,247,775
Total liabilities and stockholders’ equity	$7,720,872	$7,994,575

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2021	2020

Revenues	$2,155,472	$2,172,036

Cost of revenues	576,289	620,190

Gross profit	1,579,183	1,551,846

Operating expenses:
Research and development	233,277	533,620
Sales and marketing	393,825	424,349
General and administrative	1,012,276	1,251,746

Total operating expenses	1,639,378	2,209,715

Loss from operations	(60,195)	(657,869)

Other income	412	498

Net loss	$(59,783)	$(657,371)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.02)	$(0.45)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	144,047	—	144,047
Issuance of common stock under at the market offering	—	—	256,078	25	453,432	—	453,457
Issuance of common stock to settle compensation obligations	—	—	31,000	3	43,748	—	43,751
Net loss		—				(657,371)	(657,371)
Balance at March 31, 2020	200	$1	1,687,752	$168	$197,960,925	$(195,446,976)	$2,514,118

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	200	$1	3,793,739	$379	$202,129,195	$(196,881,800)	$5,247,775
Stock-based compensation expense	—	—	—	—	68,863	—	68,863
Issuance of common stock under employee stock purchase plan	—	—	2,408	1	4,196	—	4,197
Net loss	—	—	—	—	—	(59,783)	(59,783)
Balance at March 31, 2021	200	$1	3,796,147	$380	$202,202,254	$(196,941,583)	$5,261,052
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(59,783)	$(657,371)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,182	23,407
Stock-based compensation	68,863	144,047
Settlement of compensation obligation	—	43,751
Impairment charge against right of use asset	126,748	87,000
Changes in operating assets and liabilities:
Accounts receivable	(143,392)	(87,157)
Inventories	71,656	10,154
Collaboration receivable	—	7,678
Prepaid expenses and other current and long-term assets	(16,043)	312,550
Accounts payable	238,932	(102,465)
Accrued expenses and compensation	(332,953)	(458,772)
Accrued product returns	(10,000)	(86,000)
Net cash used in operating activities	(33,790)	(763,178)

Cash flows from investing activities:
Purchases of fixed assets	(21,453)	—
Net cash used in investing activities	(21,453)	—

Cash flows from financing activities:
Net proceeds from issuance of stock	4,197	453,457
Deferred stock issuance costs paid	(30,000)	—
Net cash (used in) provided by financing activities	(25,803)	453,457

Net decrease in cash and cash equivalents	(81,046)	(309,721)
Cash and cash equivalents, beginning of period	5,226,213	3,126,206
Cash and cash equivalents, end of period	$5,145,167	$2,816,485
Supplemental disclosure of cash flow information:
Common stock issued to settle employee compensation	$—	$43,751

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
March 31, 2021

1.Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc. (the Company) develops and commercializes health care products that utilize non-invasive neurostimulation. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. The Company has two primary products. DPNCheck® is a point-of-care test for diabetic peripheral neuropathy, which is the most common long-term complication of Type 2 diabetes. Quell is an app-enabled, over-the-counter wearable device for chronic pain.

The accompanying financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the normal course of business. The Company has reported recurring losses from operations and negative cash flows from operating activities. At March 31, 2021, the Company had an accumulated deficit of $196.9 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company held cash and cash equivalents of $5.1 million as of March 31, 2021. The Company believes that these resources and the cash to be generated from future product sales will be sufficient to meet its projected operating requirements through the first quarter of 2022. Accordingly, the Company may need to raise additional funds to support its operating and capital needs in the second quarter of 2022 and beyond.

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

The Company may attempt to obtain additional funding from public or private financing, collaborative arrangements with strategic partners, divestiture of assets or through credit lines or other debt financing sources to increase the funds available to fund operations. However, the Company may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if the Company issues equity or debt securities to raise additional funds, its existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company’s existing stockholders. If the Company raises additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to its potential products or to proprietary technologies, or grant licenses on terms that are not favorable to the Company. Without additional funds, the Company may be forced to delay, scale back or eliminate some of its sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue its operations. If any of these events occurs, the Company’s ability to achieve its development and commercialization goals would be adversely affected.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2021, unaudited statements of operations, changes in stockholders' equity for the quarters ended March 31, 2021 and 2020 and cash flows for the quarters ended March 31, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2020 has been derived from audited financial statements prepared at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 29, 2021 (File No. 001-33351).

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. Allowance for doubtful accounts was $25,000 as of March 31, 2021 and December 31, 2020.

One customer accounted for 36% of total revenues in the quarter ended March 31, 2021 and two customers accounted for 36% of total revenues in the quarter ended March 31, 2020. One customer accounted for 33% and two customers accounted for 50% of accounts receivable as of March 31, 2021 and December 31, 2020, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at March 31, 2021 was $170,683. The total compensation costs are expected to be recognized over a weighted-average period of 1.2 years.

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

2.     Comprehensive Loss

For the quarters ended March 31, 2021 and 2020, the Company had no components of other comprehensive loss other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended March 31,
	2021	2020
Net loss applicable to common stockholders	$(59,783)	$(657,371)

Weighted average number of common shares outstanding, basic	3,796,120	1,457,224
Dilutive convertible preferred stock	—	—
Weighted average number of common shares outstanding, dilutive	3,796,120	1,457,224

Net loss per common share applicable to common stockholders, basic and diluted	$(0.02)	$(0.45)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2021	2020
Options	368,510	164,091
Warrants	—	42,086
Convertible preferred stock	62	62
Total	368,572	206,239

4.     Inventories

Inventories consist of the following:

	March 31, 2021	December 31, 2020
Purchased components	$709,841	$716,848
Finished goods	269,785	334,434
	$979,626	$1,051,282

5.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2021	December 31, 2020
Professional services	$199,000	$343,000
Compensation	186,614	49,837
Advertising and promotion	1,000	31,000
Warranty	42,700	49,600
Technology fees	—	450,000
Other	176,175	75,005
	$605,489	$998,442
The Company reversed accrued technology fees of $450,000 upon the resolution of licensing issues during the quarter ended March 31, 2021.

6.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the “Woburn Lease”) extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham Lease") extends through February 2022 with an average monthly base rent of $41,074 and a 5-year extension option. A letter of credit in the amount of $226,731, secured by the Company's cash balances, was issued by a bank in favor on the Waltham Lease landlord. While the Company continues to actively seek a sublet for the Waltham Lease under difficult market conditions, the Company recorded an impairment charge for idle facility costs of $126,748 in the quarter ended March 31, 2021 to reduce the remaining value of its right-to-use asset in the Waltham facility to zero and $60,000 in accrued expense to provide for estimated costs of returning the property to the lessor.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2021 are as follows:

2021	$491,369
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$1,187,717

Weighted-average discount rate, 14.7%	$249,634
Lease obligation, current portion	566,256
Lease obligation, net of current portion	371,827
$1,187,717

Total recorded rent expense was $166,904, for the quarters ended March 31, 2021 and 2020. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 2.9 years as of March 31, 2021.

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

		Fair Value Measurements at March 31, 2021 Using
	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,302,891	$2,302,891	$—	$—
Total	$2,302,891	$2,302,891	$—	$—

		Fair Value Measurements at December 31, 2020 Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,374,216	$2,374,216	$—	$—
Total	$2,374,216	$2,374,216	$—	$—

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2021	December 31, 2020
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2021 and December 31, 2020; 200 shares issued and outstanding at March 31, 2021 and December 31, 2020	$1	$1
Series D convertible preferred stock, $0.001 par value; 21,300 shares designated at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Series E convertible preferred stock, $0.001 par value; 7,000 shares designated at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—
Series F convertible preferred stock, $0.001 par value; 10,621 shares designated at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	$—	$—

2021 equity activity

In January 2021, the Company issued 2,408 shares of fully vested common stock with a value of $4,197 pursuant to the Company's 2010 Employee Stock Purchase Plan.

2020 equity activity

In February 2020, the Company entered into an At Market Issuance Sales Agreement (the "Agreement") with respect to an at-the-market offering program ("ATM program"), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the "Common Stock"), subject to the regulatory limitations imposed by the Securities and Exchange Commission (the "Placement Shares"). The issuance and sale of the Placement Shares by the Company under the Agreement will be made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the three months ended March 31, 2020, 256,078 shares of common stock were issued pursuant to the Agreement for proceeds of $453,457. During 2020, 2,348,619 shares of common stock were issued pursuant to the Agreement for net proceeds of $4,143,431.

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

Peripheral neuropathies, also called polyneuropathies, are diseases of the peripheral nerves. They affect about 10% of adults in the United States, with the prevalence rising to 25-50% among individuals 65 years and older. Peripheral neuropathies are associated with loss of sensation, pain, increased risk of falling, weakness, and other complications. People with peripheral neuropathies generally have a diminished quality of life, poor overall health and higher mortality. The most common specific cause of peripheral neuropathies, accounting for about one-third of cases, is diabetes. Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million people with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications, which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is peripheral neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers, which may progress to the point of requiring amputation. People with diabetes have a 15-25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in the feet and lower legs.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems. These can include fatigue, sleep disturbance and mood changes which cause difficulty in carrying out important activities and may contribute to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Results of Operations

Comparison of Quarters Ended March 31, 2021 and 2020

Revenues

	Quarters Ended March 31,
	2021	2020	Change	% Change
	(in thousands)
Revenues	$2,155.5	$2,172.0	$(16.5)	(0.8)%

Revenues include sales of our wearable technologies for chronic pain and our nerve conduction technologies to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues were approximately $2.2 million during the first quarters of 2021 and 2020.

Cost of Revenues and Gross Profit

	Quarters Ended March 31,
	2021	2020	Change	% Change
	(in thousands)
Cost of revenues	$576.3	$620.2	$(43.9)	(7.1)%

Gross profit	$1,579.2	$1,551.8	$27.4	1.8%

Gross margin was 73.3% in the first quarter of 2021 versus 71.4% in the same period in the prior year. The margin improvement in 2021 was due to increased weighting of our nerve conduction technologies within total revenue.

Operating Expenses

	Quarters Ended March 31,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$233.3	$533.6	$(300.3)	(56.3)%
Sales and marketing	393.8	424.3	(30.5)	(7.2)%
General and administrative	1,012.3	1,251.7	(239.4)	(19.1)%
Total operating expenses	$1,639.4	$2,209.6	$(570.2)	(25.8)%

Research and Development

Research and development expense in the first quarter of 2021 decreased by 56.3% from the same period in the prior year due to a reversal of a $450,000 technology fees accrual offset by an increase of $151,000 in consulting costs.

Sales and Marketing

Sales and marketing expense in the first quarter of 2021 decreased by 7.2% from the same period in the prior year due to a $73,000 reduction in advertising spending offset by an increase in consulting spending of $43,000.

General and Administrative

General and administrative expense in the first quarter of 2021 decreased by 19.1% from the same period in the prior year due to a reduction of $118,000 in consulting costs, a reduction of $156,000 in outside professional service costs, primarily legal, offset by an increase in personnel related costs of $38,000.

Other income

	Quarters Ended March 31,
	2021	2020	Change	% Change
	(in thousands)

Other income	$0.4	$0.5	$(0.1)	(20.0)%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $5.1 million at March 31, 2021. Funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in our products, a decline in our consumables sales, unanticipated increases in our operating costs, and the adverse effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

	March 31, 2021	December 31, 2020	Change	% Change
	(in thousands)

Cash and cash equivalents	$5,145.2	$5,226.2	$(81.0)	(1.5)%

During the three months ended March 31, 2021, our cash and cash equivalents decreased by $81.0 thousand reflecting $33.8 thousand in cash used in operating activities, $21.4 thousand used in investing activities and $25.8 thousand used in financing activities.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended March 31,		Year Ended December 31,
	2021	2020	2020

Days sales outstanding (days)	17	14	15
Inventory turnover rate (times per year)	2.3	2.1	1.9

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. DSO increased to 17 days during the quarter ended March 31, 2021 compared to 14 days in the prior year period. This was attributable to timing of receivables with payment terms.

The inventory turnover rate increased to 2.3 turns in the first quarter of 2021 compared to 2.1 turns in the prior year period. The increase was due to higher sales of unreserved inventory in the first quarter of 2021 on approximately constant inventory levels.

The following sets forth information relating to our sources and uses of our cash:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(33.8)	$(763.2)
Net cash used in investing activities	(21.4)	—
Net cash used in financing activities	(25.8)	453.5
Net cash used	$(81.0)	$(309.7)

We have reported recurring losses from operations and negative cash flows from operating activities. These factors raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of issuance of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. We held cash and cash equivalents of $5.1 million as of March 31, 2021. We believe that these resources and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements through the first quarter of 2022. Accordingly, we may need to raise additional funds to support our operating and capital needs in the second quarter of 2022 and beyond.

We continue to face challenges and uncertainties. Among these uncertainties is the future effect on the Company's business of the COVID-19 pandemic. As a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products related to the COVID-19 pandemic and other factors including the uncertainty of future revenues from new products; (b) the effect of the COVID-19 pandemic on our ability to obtain parts and materials from our suppliers while continuing to staff critical production and fulfillment functions; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments affecting our existing products; (f) changes we may make in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, or other debt financing sources. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all.

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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, the effect of the COVID-19 pandemic on our operating capabilities, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding our commercialized neurostimulation and neuropathy diagnostic products; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at March 31, 2021 and December 31, 2020, (ii) Statements of Operations for the quarters ended March 31, 2021 and 2020, (iii) Statements of Changes in Stockholders' Equity for the quarters ended March 31, 2021 and 2020, (iv) Statements of Cash Flows for the quarters ended March 31, 2021 and 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

April 22, 2021	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

April 22, 2021	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer