Form 10-Q
period 2021-06-30
NeuroMetrix, Inc.
filed 2021-07-22
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,628,907 shares of common stock, par value $0.0001 per share, were outstanding as of July 22, 2021.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2021

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,364,197	$5,226,213
Accounts receivable, net	457,033	334,297
Inventories	1,029,154	1,051,282
Prepaid expenses and other current assets	180,838	478,074
Total current assets	10,031,222	7,089,866

Fixed assets, net	187,256	183,494
Right to use asset	522,131	692,692
Other long-term assets	28,284	28,523
Total assets	$10,768,893	$7,994,575

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$289,760	$142,316
Accrued expenses and compensation	790,427	998,442
Accrued product returns	45,000	545,000
Lease obligation, current	457,682	599,632
Total current liabilities	1,582,869	2,285,390

Lease obligation, net of current portion	350,895	461,410
Total liabilities	1,933,764	2,746,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2021 and December 31, 2020; 5,046,198 and 3,793,739 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	505	379
Additional paid-in capital	206,307,790	202,129,195
Accumulated deficit	(197,473,167)	(196,881,800)
Total stockholders’ equity	8,835,129	5,247,775
Total liabilities and stockholders’ equity	$10,768,893	$7,994,575

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$2,213,499	$1,359,979	$4,368,971	$3,532,015

Cost of revenues	558,221	495,086	1,134,510	1,115,276

Gross profit	1,655,278	864,893	3,234,461	2,416,739

Operating expenses:
Research and development	641,525	660,278	874,802	1,193,898
Sales and marketing	269,493	379,113	663,318	803,462
General and administrative	1,276,223	678,497	2,288,499	1,930,243

Total operating expenses	2,187,241	1,717,888	3,826,619	3,927,603

Loss from operations	(531,963)	(852,995)	(592,158)	(1,510,864)

Other income	379	1,051	791	1,549

Net loss	$(531,584)	$(851,944)	$(591,367)	$(1,509,315)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.13)	$(0.28)	$(0.15)	$(0.68)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	144,047	—	144,047
Issuance of common stock under at the market offering	—	—	256,078	25	453,432	—	453,457
Issuance of common stock to settle compensation obligations	—	—	31,000	3	43,748	—	43,751
Net loss		—				(657,371)	(657,371)
Balance at March 31, 2020	200	1	1,687,752	168	197,960,925	(195,446,976)	2,514,118
Stock-based compensation expense	—	—	—	—	128,862	—	128,862
Issuance of common stock under at the market offering	—	—	2,092,541	209	3,689,765	—	3,689,974
Issuance of common stock under employee stock purchase plan	—	—	4,364	1	7,605	—	7,606
Net loss	—	—	—	—	—	(851,944)	(851,944)
Balance at June 30, 2020	200	$1	3,784,657	$378	$201,787,157	$(196,298,920)	$5,488,616

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	200	$1	3,793,739	$379	$202,129,195	$(196,881,800)	$5,247,775
Stock-based compensation expense	—	—	—	—	68,863	—	68,863
Issuance of common stock under employee stock purchase plan	—	—	2,408	1	4,196	—	4,197
Net loss	—	—	—	—	—	(59,783)	(59,783)
Balance at March 31, 2021	200	1	3,796,147	380	202,202,254	(196,941,583)	5,261,052
Stock-based compensation expense	—	—	—	—	319,863	—	319,863
Issuance of common stock under at the market offering	—	—	1,207,681	121	3,766,727	—	3,766,848
Issuance of common stock under employee stock purchase plan	—	—	7,055	1	18,949	—	18,950
Vesting of restricted stock under option plan	—	—	13,911	3	(3)	—	—
Net loss	—	—	—	—	—	(531,584)	(531,584)
Balance at June 30, 2021	200	$1	5,024,794	$505	$206,307,790	$(197,473,167)	$8,835,129

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(591,367)	$(1,509,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,511	45,589
Stock-based compensation	388,726	272,909
Settlement of compensation obligation	—	43,751
Impairment charge against right of use asset	126,748	204,000
Changes in operating assets and liabilities:
Accounts receivable	(122,736)	(108,694)
Inventories	22,128	(28,284)
Collaboration receivable	—	7,678
Prepaid expenses and other current and long-term assets	28,823	465,630
Accounts payable	147,444	(534,823)
Accrued expenses and compensation	(148,015)	(599,201)
Accrued product returns	(500,000)	(91,000)
Net cash used in operating activities	(568,738)	(1,831,760)

Cash flows from investing activities:
Purchases of fixed assets	(83,273)	(10,500)
Net cash used in investing activities	(83,273)	(10,500)

Cash flows from financing activities:
Net proceeds from issuance of stock	3,789,995	4,151,037
Proceeds from debt issuance	—	773,200
Repayment of debt	—	(773,200)
Net cash provided by financing activities	3,789,995	4,151,037

Net increase in cash and cash equivalents	3,137,984	2,308,777
Cash and cash equivalents, beginning of period	5,226,213	3,126,206
Cash and cash equivalents, end of period	$8,364,197	$5,434,983
Supplemental disclosure of cash flow information:
Common stock issued to settle employee compensation	$—	$43,751

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2021

1.Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc. (the Company) is an innovation-driven company focused on the development and global commercialization of non-invasive medical devices for the diagnosis and treatment of pain and neurological disorders. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are cleared by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. The Company has three commercial products. DPNCheck® is a diagnostic device that provides rapid, point-of-care detection of peripheral neuropathies. ADVANCE® is a diagnostic device that provides automated, in-office nerve conduction studies for the evaluation of focal neuropathies. Quell® is a wearable neurostimulation device indicated for symptomatic relief of lower extremity chronic pain that is available over-the-counter.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2021, unaudited statements of operations, changes in stockholders' equity for the quarters and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2020 has been derived from audited financial statements prepared at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 29, 2021 (File No. 001-33351).

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. Allowance for doubtful accounts was $25,000 as of June 30, 2021 and December 31, 2020.

One customer accounted for 26% and 31% of total revenues in the quarter and six months ended June 30, 2021, respectively. Three customers accounted for 42% and one customer accounted for 20% of total revenues in the quarter and six months ended June 30, 2020, respectively. Two customers accounted for 25% and two customers accounted for 50% of accounts receivable as of June 30, 2021 and December 31, 2020, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at June 30, 2021 was $302,249. The total compensation costs are expected to be recognized over a weighted-average period of 1.1 years.

Liquidity

Our principal source of liquidity is cash and cash equivalents of $8.4 million at June 30, 2021. In addition to our cash resources, funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in our products, a decline in our consumables sales, unanticipated increases in our operating costs, and the effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

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

2.     Comprehensive Loss

For the quarters and six months ended June 30, 2021 and 2020, the Company had no components of other comprehensive loss other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders	$(531,584)	$(851,944)	$(591,367)	$(1,509,315)

Weighted average number of common shares outstanding, basic and dilutive	4,155,948	3,014,523	3,977,028	2,235,874

Net loss per common share applicable to common stockholders, basic and diluted	$(0.13)	$(0.28)	$(0.15)	$(0.68)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options	439,410	163,481	404,156	163,774
Warrants	—	27,287	—	34,686
Convertible preferred stock	62	62	62	62
Total	439,472	190,830	404,218	198,522

4.     Inventories

Inventories consist of the following:

	June 30, 2021	December 31, 2020
Purchased components	$755,578	$716,848
Finished goods	273,576	334,434
	$1,029,154	$1,051,282

5.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	June 30, 2021	December 31, 2020
Professional services	$173,000	$343,000
Compensation	354,422	49,837
Advertising and promotion	1,000	31,000
Warranty	37,600	49,600
Technology fees	—	450,000
Leasehold	60,000	—
Sales tax	127,775	24,493
Other	36,630	50,512
	$790,427	$998,442

6.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the “Woburn Lease”) extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham Lease") extends through February 2022 with an average monthly base rent of $41,074 and a 5-year extension option. A letter of credit in the amount of $226,731, secured by the Company's cash balances, was issued by a bank in favor on the Waltham Lease landlord. While the Company continues to actively seek a sublet for the Waltham Lease under difficult market conditions, the Company has written off the value of its right-to-use asset in the Waltham facility. The impairment charges recorded within the Company's Statement of Operations for the quarters ended June 30, 2021 and 2020 were zero and $117,000, respectively and $126,748 and $204,000 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of June 30, 2021 are as follows:

2021	$327,580
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$1,023,928

Weighted-average discount rate, 14.7%	$215,351
Lease obligation, current portion	457,682
Lease obligation, net of current portion	350,895
$1,023,928

Total recorded rent expense was $57,453 and $166,905, for the quarters ended June 30, 2021 and 2020, respectively. Total recorded rent expense was $224,357 and $333,809, for the six months ended June 30. 2021 and 2020, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 2.9 years as of June 30, 2021.

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

		Fair Value Measurements at June 30, 2021 Using
	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,463,532	$5,463,532	$—	$—
Total	$5,463,532	$5,463,532	$—	$—

		Fair Value Measurements at December 31, 2020 Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,374,216	$2,374,216	$—	$—
Total	$2,374,216	$2,374,216	$—	$—

As of June 30, 2021, the Company's cash equivalents consisted of money market accounts.

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2021	December 31, 2020
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at June 30, 2021 and December 31, 2020; 200 shares issued and outstanding at June 30, 2021 and December 31, 2020	$1	$1

2021 equity activity

In January 2021, the Company issued 2,408 shares of fully vested common stock, par value $0.0001 per share ("common stock"), with a value of $4,197 pursuant to the Company's 2010 Employee Stock Purchase Plan.

In May 2021, the Company issued 42,808 shares of restricted common stock with a value of $125,000 under its 2004 Stock Option Plan. As of June 30, 2021, 13,911 were vested, 7,493 were forfeited in lieu of paying withholding taxes on the vesting of the restricted stock and 21,404 remain restricted.

In June 2021, the Company issued 7,055 shares of fully vested common stock with a value of $18,950 pursuant to the Company's 2010 Employee Stock Purchase Plan.

During the six months ended June 30, 2021, the Company issued 1,207,681 shares of its common stock, under an at-the-market offering program ("ATM Agreement") for net proceeds of $3,766,848. The ATM Agreement was entered into in 2020 and permits the sale and issuance of the Company's common stock subject to regulatory limitations imposed by the Securities and Exchange Commission and pursuant to a "shelf" registration statement on Form S-3.

2020 equity activity

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

During the six months ended June 30, 2020, 2,348,619 shares of common stock were issued pursuant to the ATM Agreement for net proceeds of $4,143,431.

9.     Termination Agreement

On June 30, 2021, the Company entered into a Termination Agreement with GSK Consumer Healthcare S.A. ("GSK") pursuant to which the parties terminated the 2018 Development and Services Agreement which provided GSK with license and intellectual property rights for the commercialization of the Quell technology for markets outside the United States. Under terms of the Termination Agreement, GSK transferred back to NeuroMetrix all of GSK's rights in the Quell technology related to markets outside the United States, including technology improvements and intellectual property. NeuroMetrix agreed to make royalty payments to GSK ranging between 5% and 8% for a ten-year period based on net sales of Quell devices that are available to consumers for purchase without a prescription from a licensed medical professional outside the United States.

10.     Subsequent Event

From July 1, 2021 to July 20, 2021, the Company issued 582,709 shares of common stock under its ATM program. Net proceeds from this activity was $2,239,607.

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

Results of Operations

Comparison of Quarters Ended June 30, 2021 and 2020

Revenues

	Quarters Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Revenues	$2,213.5	$1,360.0	$853.5	62.8%

Revenues include sales of our wearable technologies for chronic pain and our nerve conduction technologies to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues were approximately $2.2 million during the second quarter of 2021 compared with $1.4 million during the second quarter of 2020 which was adversely affected by the economic effects of the COVID-19 pandemic.

Cost of Revenues and Gross Profit

	Quarters Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Cost of revenues	$558.2	$495.1	$63.1	12.7%

Gross profit	$1,655.3	$864.9	$790.4	91.4%

Gross margin was 74.8% in the second quarter of 2021 versus 63.6% in the same period in the prior year. The margin improvement in 2021 was due to increased weighting of our nerve conduction testing technologies within total revenue.

Operating Expenses

	Quarters Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$641.5	$660.3	$(18.8)	(2.8)%
Sales and marketing	269.5	379.1	(109.6)	(28.9)%
General and administrative	1,276.2	678.5	597.7	88.1%
Total operating expenses	$2,187.2	$1,717.9	$469.3	27.3%

Research and Development

Research and development expense in the second quarter of 2021 decreased by 2.8% from the same period in the prior year due to a decrease of $35,000 in personnel costs and a decrease of $64,000 in consulting and professional services offset by an increase of $86,000 in clinical and development costs.

Sales and Marketing

Sales and marketing expense in the second quarter of 2021 decreased by 28.9% from the same period in the prior year due to a reduction of $61,000 in advertising spending and $40,000 in consulting costs.

General and Administrative

General and administrative expense in the second quarter of 2021 increased by 88.1% from the same period in the prior year due to an increase of $56,000 in consulting costs, an increase of $105,000 in outside professional service costs, $110,000 in sales tax and fee related costs and a $335,000 increase in non-cash personnel costs relating to executive officers who took significant compensation reductions in the prior year.

Other income

	Quarters Ended June 30,
	2021	2020	Change	% Change
	(in thousands)

Other income	$0.4	$1.1	$(0.7)	(63.6)%

Other income primarily includes interest income.

Comparison of Six Months Ended June 30, 2021 and 2020

Revenues

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Revenues	$4,369.0	$3,532.0	$837.0	23.7%

Revenues include sales of our wearable technologies for chronic pain and our nerve conduction technologies to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues in the six months ended June 30, 2021 were approximately $837,000 higher than the six months ended June 30, 2020, which was adversely affected by the economic effects of the COVID-19 pandemic.

Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Cost of revenues	$1,134.5	$1,115.3	$19.2	1.7%

Gross profit	$3,234.5	$2,416.7	$817.7	33.8%

Gross margin was 74.0% in the six months ended June 30, 2021 versus 68.4% in the same period in the prior year. The margin improvement in 2021 was due to increased weighting of our nerve conduction testing technologies within total revenue.

Operating Expenses

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$874.8	$1,193.9	$(319.1)	(26.7)%
Sales and marketing	663.3	803.5	(140.2)	(17.4)%
General and administrative	2,288.5	1,930.2	358.3	18.6%
Total operating expenses	$3,826.6	$3,927.6	$(101.0)	(2.6)%

Research and Development

Research and development expense in the six months ended June 30, 2021 decreased by 26.7% from the same period in the prior year due to the reversal of a $450,000 technology fee accrual in the first quarter of 2021 offset by an increase of $50,000 in consulting and professional costs and $84,000 in clinical and development costs.

Sales and Marketing

Sales and marketing expense in the six months ended June 30, 2021 decreased by 17.4% from the same period in the prior year due to a $236,000 reduction in personnel spending offset by an increase in advertising spending of $116,000.

General and Administrative

General and administrative expense in the six months ended June 30, 2021 increased by 18.6% from the same period in the prior year due to a reduction of $62,000 in consulting costs and a reduction of $50,000 in outside professional service costs. This was offset by a $372,000 increase in non-cash personnel costs relating to executive officers who took significant compensation reductions in the prior year and by $95,000 in sales tax and fee related costs.

Other income

	Six Months Ended June 30,
	2021	2020	Change	% Change
	(in thousands)

Other income	$0.8	$1.5	$(0.8)	(51.6)%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $8.4 million at June 30, 2021. In addition to our cash resources, funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in our products, a decline in our consumables sales, unanticipated increases in our operating costs, and the effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

	June 30, 2021	December 31, 2020	Change	% Change
	(in thousands)

Cash and cash equivalents	$8,364.2	$5,226.2	$3,138.0	60.0%

During the six months ended June 30, 2021, our cash and cash equivalents increased by $3,138.0 thousand reflecting $568.7 thousand in cash used in operating activities and $83.3 thousand in cash used in investing activities, offset by $3,785.0 thousand in cash provided by financing activities.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended June 30,		Year Ended December 31,
	2021	2020	2020

Days sales outstanding (days)	19	26	15
Inventory turnover rate (times per year)	2.2	1.7	1.9

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. DSO decreased to 19 days during the quarter ended June 30, 2021 compared to 26 days in the prior year period. This was primarily attributable to the timing of sales within the respective quarters.

The inventory turnover rate increased to 2.2 turns in the second quarter of 2021 compared to 1.7 turns in the prior year period. The increase was due to higher sales in the second quarter of 2021 on approximately constant inventory levels.

The following sets forth information relating to our sources and uses of our cash:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(568.7)	$(1,831.8)
Net cash used in investing activities	(83.3)	(10.5)
Net cash provided by financing activities	3,790.0	4,151.0
Net cash provided	$3,138.0	$2,308.7

We have an effective shelf registration statement on Form S-3 on file with the SEC covering the sales of shares of our common stock and other securities. This shelf registration statement gives us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or grant licenses on terms that are not favorable to us.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Amendment to the Shareholders Rights Agreement

On July 20, 2021, NeuroMetrix, Inc. entered into Amendment No. 14 (“Amendment No. 14”) to the Shareholder Rights Agreement with American Stock Transfer & Trust Company, LLC dated as of March 7, 2007, as amended (the “Rights Plan”), to amend certain of the provisions of the Rights Plan. Any capitalized term used herein that is not defined shall have the meaning ascribed to it in Amendment No. 14 or the Rights Plan, as the case may be.

As in past years, the primary purpose of Amendment No. 14 is to extend the term of the Rights Plan by an incremental one-year period, i.e., from an expiry of March 7, 2022 to March 7, 2023. In addition, Amendment No. 14 also makes certain amendments to update provisions of the Rights Plan that have been unchanged since their original adoption, including: (1) expanding the definition of “Beneficial Ownership” to account for current types of derivative contracts and synthetic equity, and (2) including a trust feature in Section 24 of the Rights Plan.

The foregoing description of Amendment No. 14 is subject to, and is qualified in its entirety by reference to, and the fully text of Amendment No. 14, a copy of which is set forth as Exhibit 4.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.    Exhibits

Exhibit No.	Description

4.1	Amendment No. 14 to Shareholder Rights Agreement by and between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated July 20, 2021. Filed herewith.

10.1	Termination Agreement by and between NeuroMetrix, Inc. and GSK Consumer Healthcare S.A. dated June 30, 2021. Filed herewith.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at June 30, 2021 and December 31, 2020, (ii) Statements of Operations for the quarters ended June 30, 2021 and 2020, (iii) Statements of Changes in Stockholders' Equity for the quarters ended June 30, 2021 and 2020, (iv) Statements of Cash Flows for the quarters ended June 30, 2021 and 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

July 22, 2021	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

July 22, 2021	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer