Form 10-Q
period 2021-09-30
NeuroMetrix, Inc.
filed 2021-10-21
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,645,397 shares of common stock, par value $0.0001 per share, were outstanding as of October 20, 2021.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2021

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,213,537	$5,226,213
Accounts receivable, net	639,766	334,297
Inventories	996,951	1,051,282
Prepaid expenses and other current assets	710,136	478,074
Total current assets	25,560,390	7,089,866

Fixed assets, net	204,939	183,494
Right to use asset	499,047	692,692
Other long-term assets	29,293	28,523
Total assets	$26,293,669	$7,994,575

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$316,969	$142,316
Accrued expenses and compensation	1,028,373	998,442
Accrued product returns	46,000	545,000
Lease obligation, current	345,147	599,632
Total current liabilities	1,736,489	2,285,390

Lease obligation, net of current portion	329,169	461,410
Total liabilities	2,065,658	2,746,800

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2021 and December 31, 2020; 6,645,397 and 3,793,739 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	665	379
Additional paid-in capital	222,387,601	202,129,195
Accumulated deficit	(198,160,256)	(196,881,800)
Total stockholders’ equity	24,228,011	5,247,775
Total liabilities and stockholders’ equity	$26,293,669	$7,994,575

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$2,064,359	$2,036,228	$6,433,330	$5,568,243

Cost of revenues	619,833	537,614	1,754,343	1,652,890

Gross profit	1,444,526	1,498,614	4,678,987	3,915,353

Operating expenses:
Research and development	724,556	652,671	1,599,358	1,846,569
Sales and marketing	442,230	340,927	1,105,548	1,144,389
General and administrative	965,711	762,903	3,254,210	2,693,146

Total operating expenses	2,132,497	1,756,501	5,959,116	5,684,104

Loss from operations	(687,971)	(257,887)	(1,280,129)	(1,768,751)

Other income	882	774	1,673	2,323

Net loss	$(687,089)	$(257,113)	$(1,278,456)	$(1,766,428)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.12)	$(0.07)	$(0.28)	$(0.64)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	144,047	—	144,047
Issuance of common stock under at the market offering	—	—	256,078	25	453,432	—	453,457
Issuance of common stock to settle compensation obligations	—	—	31,000	3	43,748	—	43,751
Net loss		—				(657,371)	(657,371)
Balance at March 31, 2020	200	1	1,687,752	168	197,960,925	(195,446,976)	2,514,118
Stock-based compensation expense	—	—	—	—	128,862	—	128,862
Issuance of common stock under at the market offering	—	—	2,092,541	209	3,689,765	—	3,689,974
Issuance of common stock under employee stock purchase plan	—	—	4,364	1	7,605	—	7,606
Net loss	—	—	—	—	—	(851,944)	(851,944)
Balance at June 30, 2020	200	1	3,784,657	378	201,787,157	(196,298,920)	5,488,616
Stock-based compensation expense	—	—	—	—	140,269	—	140,269
Net loss	—	—	—	—	—	(257,113)	(257,113)
Balance at September 30, 2020	200	$1	3,784,657	$378	$201,927,426	$(196,556,033)	$5,371,772

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	200	$1	3,793,739	$379	$202,129,195	$(196,881,800)	$5,247,775
Stock-based compensation expense	—	—	—	—	68,863	—	68,863
Issuance of common stock under employee stock purchase plan	—	—	2,408	1	4,196	—	4,197
Net loss	—	—	—	—	—	(59,783)	(59,783)
Balance at March 31, 2021	200	1	3,796,147	380	202,202,254	(196,941,583)	5,261,052
Stock-based compensation expense	—	—	—	—	319,863	—	319,863
Issuance of common stock under at the market offering	—	—	1,207,681	121	3,766,727	—	3,766,848
Issuance of common stock under employee stock purchase plan	—	—	7,055	1	18,949	—	18,950
Vesting of restricted stock under option plan	—	—	13,911	3	(3)	—	—
Net loss	—	—	—	—	—	(531,584)	(531,584)
Balance at June 30, 2021	200	1	5,024,794	505	206,307,790	(197,473,167)	8,835,129
Stock-based compensation expense	—	—	—	—	196,361	—	196,361
Issuance of common stock under at the market offering	—	—	1,549,024	154	15,804,956	—	15,805,110
Issuance of common stock upon exercise of stock options	—	—	50,000	5	78,495	—	78,500
Vesting of restricted stock under option plan	—	—	10,877	1	(1)	—	—
Net loss	—	—	—	—	—	(687,089)	(687,089)
Balance at September 30, 2021	200	$1	6,634,695	$665	$222,387,601	$(198,160,256)	$24,228,011

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,278,456)	$(1,766,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	103,594	67,772
Stock-based compensation	585,087	413,178
Settlement of compensation obligation	—	43,751
Impairment charge against right of use asset	126,748	280,000
Changes in operating assets and liabilities:
Accounts receivable	(305,469)	(334,179)
Inventories	54,331	113,421
Collaboration receivable	—	189,008
Prepaid expenses, other current and long-term assets and lease obligation	(612,661)	(23,621)
Accounts payable	174,653	(533,302)
Accrued expenses and compensation	89,931	(694,668)
Accrued product returns	(499,000)	(103,000)
Net cash used in operating activities	(1,561,242)	(2,348,068)

Cash flows from investing activities:
Purchases of fixed assets	(125,039)	—
Net cash used in investing activities	(125,039)	—

Cash flows from financing activities:
Net proceeds from issuance of stock	19,673,605	4,151,037
Proceeds from debt issuance	—	773,200
Repayment of debt	—	(773,200)
Net cash provided by financing activities	19,673,605	4,151,037

Net increase in cash and cash equivalents	17,987,324	1,802,969
Cash and cash equivalents, beginning of period	5,226,213	3,126,206
Cash and cash equivalents, end of period	$23,213,537	$4,929,175
Supplemental disclosure of cash flow information:
Common stock issued to settle employee compensation	$—	$43,751

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2021

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

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2021, unaudited statements of operations, changes in stockholders' equity for the quarters and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2020 has been derived from audited financial statements prepared at that date but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 29, 2021 (File No. 001-33351).

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. Allowance for doubtful accounts was $25,000 as of September 30, 2021 and December 31, 2020.

One customer accounted for 25% and 29% of total revenues in the quarter and nine months ended September 30, 2021, respectively. Three customers accounted for 47% and two customers accounted for 34% of total revenues in the quarter and nine months ended September 30, 2020, respectively. Two customers accounted for 50% of accounts receivable as of September 30, 2021 and December 31, 2020.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at September 30, 2021 was $170,151. The total compensation costs are expected to be recognized over a weighted-average period of 1.3 years.

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

2.     Comprehensive Loss

For the quarters and nine months ended September 30, 2021 and 2020, the Company had no components of other comprehensive loss other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss applicable to common stockholders	$(687,089)	$(257,113)	$(1,278,456)	$(1,766,428)

Weighted average number of common shares outstanding, basic and dilutive	5,818,449	3,784,657	4,597,580	2,755,903

Net loss per common share applicable to common stockholders, basic and diluted	$(0.12)	$(0.07)	$(0.28)	$(0.64)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options	533,393	162,373	447,708	163,303
Warrants	—	—	—	23,040
Convertible preferred stock	62	62	62	62
Total	533,455	162,435	447,770	186,405

4.     Inventories

Inventories consist of the following:

	September 30, 2021	December 31, 2020
Purchased components	$728,225	$716,848
Finished goods	268,726	334,434
	$996,951	$1,051,282

5.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	September 30, 2021	December 31, 2020
Professional services	$209,000	$343,000
Compensation	494,361	49,837
Advertising and promotion	11,000	31,000
Warranty	33,100	49,600
Technology fees	—	450,000
Leasehold	60,000	—
Sales tax	111,984	24,493
Other	108,928	50,512
	$1,028,373	$998,442

6.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the “Woburn Lease”) extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham Lease") extends through February 2022 with an average monthly base rent of $41,074 and a 5-year extension option. A letter of credit in the amount of $226,731, secured by the Company's cash balances, was issued by a bank in favor of the Waltham Lease landlord. On August 15, 2021 the Company sublet the Waltham facility to a third party for a monthly base rent of $20,929 for the remaining lease term. For the quarter and nine months ended September 30, 2021 the company recorded sublet income totaling $34,560 within operating expenses on the Company's Statement of Operations. The Company had previously written off the value of its right-to-use asset in the Waltham facility. The impairment charges recorded within the Company's Statement of Operations for the quarters ended September 30, 2021 and 2020 were zero and $76,000, respectively, and $126,748 and $280,000 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum lease payments under non-cancellable operating leases as of September 30, 2021 are as follows:

2021	$163,790
2022	247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$860,138

Weighted-average discount rate, 14.7%	$185,822
Lease obligation, current portion	345,147
Lease obligation, net of current portion	329,169
$860,138

Total recorded rent expense was $18,932 and $166,905, for the quarters ended September 30, 2021 and 2020, respectively. Total recorded rent expense was $243,289 and $500,713, for the nine months ended September 30, 2021 and 2020, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 2.9 years as of September 30, 2021.

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

		Fair Value Measurements at September 30, 2021 Using
	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,453,185	$20,453,185	$—	$—
Total	$20,453,185	$20,453,185	$—	$—

		Fair Value Measurements at December 31, 2020 Using
	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,374,216	$2,374,216	$—	$—
Total	$2,374,216	$2,374,216	$—	$—

As of September 30, 2021, the Company's cash equivalents consisted of money market accounts.

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2021	December 31, 2020
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2021 and December 31, 2020; no shares issued and outstanding at September 30, 2021 and December 31, 2020	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at September 30, 2021 and December 31, 2020; 200 shares issued and outstanding at September 30, 2021 and December 31, 2020	$1	$1

2021 equity activity

In January 2021, the Company issued 2,408 shares of fully vested common stock, par value $0.0001 per share ("common stock"), with a value of $4,197 pursuant to the Company's 2010 Employee Stock Purchase Plan.

In May 2021, the Company issued 42,808 shares of restricted common stock with a value of $125,000 under its 2004 Stock Option Plan. As of September 30, 2021, 24,788 shares were vested, 7,318 shares were forfeited in lieu of paying withholding taxes on the vesting of the restricted stock and 10,702 shares remain restricted.

In June 2021, the Company issued 7,055 shares of fully vested common stock with a value of $18,950 pursuant to the Company's 2010 Employee Stock Purchase Plan.

In August 2021, the Company issued 50,000 shares of fully vested common stock with a value of $78,500 upon the exercise of stock options pursuant to the Company's 2004 Stock Option Plan.

During the nine months ended September 30, 2021, the Company issued 2,756,705 shares of its common stock, under an at-the-market offering program ("ATM Agreement") for net proceeds of $19,571,958. The ATM Agreement was entered into in 2020 and permits the sale and issuance of the Company's common stock subject to regulatory limitations imposed by the Securities and Exchange Commission and pursuant to a "shelf" registration statement on Form S-3.

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

Results of Operations

Comparison of Quarters Ended September 30, 2021 and 2020

Revenues

	Quarters Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Revenues	$2,064.4	$2,036.2	$28.2	1.4%

Revenues include sales of our wearable technologies for chronic pain and our nerve conduction technologies to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues were approximately $2.0 million during the third quarter of 2021 and 2020.

Cost of Revenues and Gross Profit

	Quarters Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Cost of revenues	$619.8	$537.6	$82.2	15.3%

Gross profit	$1,444.6	$1,498.6	$(54.0)	(3.6)%

Gross margin was 70.0% in the third quarter of 2021 versus 73.6% in the same period in the prior year. The margin decline in 2021 was due to inventory charges related to sourcing components parts for our wearable neurostimulation device.

Operating Expenses

	Quarters Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$724.6	$652.7	$71.9	11.0%
Sales and marketing	442.2	340.9	101.3	29.7%
General and administrative	965.7	762.9	202.8	26.6%
Total operating expenses	$2,132.5	$1,756.5	$376.0	21.4%

Research and Development

Research and development expense in the third quarter of 2021 increased by 11.0% from the same period in the prior year due to increases of $117,000 in clinical and development costs and $29,000 in personnel related costs offset by a decrease of $33,000 in consulting costs and $49,000 in facility and depreciation costs.

Sales and Marketing

Sales and marketing expense in the third quarter of 2021 increased by 29.7% from the same period in the prior year due to an increase of $165,000 in personnel related costs offset by decreases of $27,000 in facility and depreciation costs, $32,000 in advertising spending and $5,000 in consulting costs.

General and Administrative

General and administrative expense in the third quarter of 2021 increased by 26.6% from the same period in the prior year due to increases of $29,000 in consulting costs, $38,000 in outside professional service costs, $41,000 in sales tax, insurance and other related costs and $142,000 in personnel costs. A reduction in facility costs of $55,000 offset the increases.

Other income

	Quarters Ended September 30,
	2021	2020	Change	% Change
	(in thousands)

Other income	$0.9	$0.8	$0.1	12.5%

Other income primarily includes interest income.

Comparison of Nine Months Ended September 30, 2021 and 2020

Revenues

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Revenues	$6,433.3	$5,568.2	$865.1	15.5%

Revenues include sales of our wearable technologies for chronic pain and our nerve conduction technologies to physician offices, clinics, hospitals, other healthcare providers and insurers, as well as domestic and international distributors. Revenues comprise sales of medical devices as well as aftermarket electrodes and other supplies. Revenues in the nine months ended September 30, 2021 were approximately $865,000 higher than the nine months ended September 30, 2020, which was adversely affected by the economic effects of the COVID-19 pandemic.

Cost of Revenues and Gross Profit

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Cost of revenues	$1,754.3	$1,652.9	$101.5	6.1%

Gross profit	$4,679.0	$3,915.4	$763.6	19.5%

Gross margin was 72.7% in the nine months ended September 30, 2021 versus 70.3% in the same period in the prior year. The margin improvement in 2021 was due to increased weighting of our nerve conduction testing technologies within total revenue.

Operating Expenses

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands)
Operating expenses:
Research and development	$1,599.4	$1,846.6	$(247.2)	(13.4)%
Sales and marketing	1,105.5	1,144.4	(38.9)	(3.4)%
General and administrative	3,254.2	2,693.1	561.1	20.8%
Total operating expenses	$5,959.1	$5,684.1	$275.0	4.8%

Research and Development

Research and development expense in the nine months ended September 30, 2021 decreased by 13.4% from the same period in the prior year due to the reversal of a $450,000 technology fee accrual in the first quarter of 2021 and a decrease in facility costs of $48,000 offset by increases of $200,000 in clinical and development costs, $38,000 in consulting costs and $16,000 in personnel related costs.

Sales and Marketing

Sales and marketing expense in the nine months ended September 30, 2021 decreased by 3.4% from the same period in the prior year due to a $76,000 reduction in personnel spending and a $39,000 reduction in facility and depreciation costs offset by an increase in advertising spending of $83,000.

General and Administrative

General and administrative expense in the nine months ended September 30, 2021 increased by 20.8% from the same period in the prior year due to increases of $512,000 in non-cash personnel costs and $108,000 in sales tax and fee related costs. This was offset by a reduction of $55,000 in facility and depreciation costs.

Other income

	Nine Months Ended September 30,
	2021	2020	Change	% Change
	(in thousands)

Other income	$1.7	$2.3	$(0.6)	(26.1)%

Other income primarily includes interest income.

Liquidity and Capital Resources

Our principal source of liquidity is cash and cash equivalents of $23.2 million at September 30, 2021. In addition to our cash resources, funding for our operations largely depends on revenues from the sale of our commercial products. A low level of market interest in our products, a decline in our consumables sales, unanticipated increases in our operating costs, and the effects of the COVID-19 pandemic could have an adverse effect on our liquidity and cash.

	September 30, 2021	December 31, 2020	Change	% Change
	(in thousands)

Cash and cash equivalents	$23,213.5	$5,226.2	$17,987.3	344.2%

During the nine months ended September 30, 2021, our cash and cash equivalents increased by $18.0 million reflecting $1.6 million in cash used in operating activities and $125.0 thousand in cash used in investing activities, offset by $19.7 million in cash provided by financing activities.

In managing working capital, we focus on two important financial measurements:

	Quarters Ended September 30,		Year Ended December 31,
	2021	2020	2020

Days sales outstanding (days)	24	23	15
Inventory turnover rate (times per year)	2.4	1.9	1.9

Days sales outstanding (DSO) reflect customer payment terms which vary from payment on order to 60 days from invoice date. DSO of 24 days during the quarter ended September 30, 2021 is consistent when compared to 23 days in the prior year period.

The inventory turnover rate increased to 2.4 turns in the third quarter of 2021 compared to 1.9 turns in the prior year period. The increase was due to higher sales in the third quarter of 2021 on approximately constant inventory levels.

The following sets forth information relating to our sources and uses of our cash:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(1,561.2)	$(2,348.1)
Net cash used in investing activities	(125.0)	—
Net cash provided by financing activities	19,673.6	4,151.0
Net cash provided	$17,987.4	$1,802.9

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit No.	Description

4.1	Amendment No. 14 to Shareholder Rights Agreement by and between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent, dated July 20, 2021 (filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 22, 2021 and incorporated in this document by reference).

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at September 30, 2021 and December 31, 2020, (ii) Statements of Operations for the quarters ended September 30, 2021 and 2020, (iii) Statements of Changes in Stockholders' Equity for the quarters ended September 30, 2021 and 2020, (iv) Statements of Cash Flows for the quarters ended September 30, 2021 and 2020, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

October 21, 2021	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

October 21, 2021	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer