Form 10-K
period 2021-12-31
NeuroMetrix, Inc.
filed 2022-01-28
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-K
 _____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $16,974,659 based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2021.

As of January 27, 2022, there were 6,992,239 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 3, 2022, or the 2022 Annual Meeting of Stockholders.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

TABLE OF CONTENTS

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, stylized "Q", “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

ITEM 1. BUSINESS

Our Business — An Overview

Our mission is to reduce the impact of neurological disorders and pain syndromes on individuals and on population health through innovative non-invasive medical devices. NeuroMetrix's core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. Our intellectual property is proprietary. We created the market for point-of-care nerve testing and were first to market with sophisticated wearable technology for symptomatic relief of lower extremity chronic pain. Our business is fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are sold in the United States and select overseas markets. They are authorized by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product categories:

•Point-of-care neuropathy diagnostic tests
•Wearable neuromodulation devices

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

Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks, such as migration of the implanted nerve stimulation leads. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence. We believe that our Quell wearable technology for chronic pain is designed to address many of the limitations of traditional TENS.

Business Strategy

Our leading commercial products, and the focus of our strategic attention, are DPNCheck and Quell.

DPNCheck is our well-established testing technology for peripheral neuropathies. This technology has been evaluated in multiple clinical studies. It contributes attractive gross margins and has posted average growth rates of nearly 20% over the past five years. We are investing in the expansion of commercial staff resources, marketing, and in the technology itself to accelerate the growth rate. We seek to address unmet physician needs in the assessment of peripheral neuropathy risk, particularly in value-based care models such as Medicare Advantage. We believe that DPNCheck is ideally suited to this task given its ease of use, rapid testing, quantitative results, and overall sensitivity and specificity. Our next generation DPNCheck technology will further enhance the user experience and will also improve manufacturing efficiency. It is targeted for commercial launch in 2022.

Quell is our wearable neuromodulation technology for chronic pain. It has been refined over the past six years with over 200,000 chronic pain patients and incorporates over 20 U.S. patents. Patients control and personalize the technology via a mobile phone app, and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics.

Quell is currently sold OTC for the management of lower extremity chronic pain. In 2021 Quell received Breakthrough Device Designation (BDD) from the FDA for a fibromyalgia indication. A pivotal clinical study of Quell for fibromyalgia was completed, and the indication is currently the subject of an FDA De Novo filing, the outcome of which is expected during the second half of 2022. The clinical study was a double-blind, randomized, sham-controlled trial. A total of 119 subjects with fibromyalgia were enrolled and randomized to a standard (Active) or modified (sham) Quell devices for 3-months of at-home use. In an intention -to-treat (ITT) analysis of all subjects, 56% of those on active treatment exhibited a clinically meaningful improvement in health-related quality-of-life (Fibromyalgia Impact Questionnaire, FIQR) compared to 35% that received sham treatment (p=0.029). There were additional positive outcomes in both the ITT population and in a pre-specified subgroup analysis of subjects with elevated pain sensitivity based on Quantitative Sensory Testing (QST).

A positive FDA decision could lead to commercial launch in the second half of 2022. We plan a similar approach with other disease indications involving chronic pain. These include chemotherapy induced peripheral neuropathy (CIPN) and, potentially, chronic overlapping pain conditions (COPC) and restless leg syndrome (RLS). We intend to end sales of the current OTC version of Quell in advance of the launch of Quell – Fibromyalgia. Our focus would then be on the development of a Quell prescription portfolio for disease-specific indications where we will have a unique product without direct, non-pharmaceutical competition

ADVANCE is our legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for Carpal Tunnel Syndrome (CTS). The technology has been marketed since 2008. Sales of ADVANCE devices were discontinued several years ago and we continue to provide disposable electrodes to a customer base of hand surgeons and manufacturers for industrial health use.

Research and Development for Competitive Advantage

Our products are proprietary and were developed in-house by our research and development team. We believe that continual product innovation, focusing on our unique competency of precision neurostimulation, is essential to profitable growth and competitive advantage. Our 2022 research and development efforts are focused in two areas important to our future: 1) completing development of our second generation DPNCheck technology and expanding our enterprise integration and population health analytics tools; and 2) building on the Quell technology platform for disease-specific neuromodulation products addressing chronic pain symptoms.

Business Model

Our product technologies consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal is the development of active, installed user bases regularly ordering aftermarket products. DPNCheck, Quell and ADVANCE all conform to this business model.

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to peripheral neuropathies. While lower in cost than the original device, DPNCheck has the same functionality with respect to sural nerve testing. More than 3.9 million patient studies have been performed using our NC-stat technology. Our nerve testing technology has been the subject of over 50 peer-reviewed publications, including over 30 studies specifically addressing the accuracy and clinical utility of the DPNCheck device in the assessment of DPN and other peripheral neuropathies. Cumulatively through 2021 approximately 7,700 DPNCheck devices have been shipped to customers.

Quell

Quell is a wearable device for symptomatic relief and management of chronic pain. It incorporates a collection of proprietary approaches designed to optimize the effectiveness of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device that is placed in a flexible band worn on the upper calf, (2) an electrode that attaches to the device and is the interface between the device and the skin, and (3) a smartphone app to control the device and visualize, understand and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud for storage of user data, data analytics and scientific research. An Apple Watch® app provides many of the functions of the smartphone app with the convenience of a smartwatch. The Quell device is lightweight and can be worn during the day while active, and at night while sleeping. It has been cleared by the FDA for symptomatic relief and management of chronic pain and is available OTC via e-commerce. The device was made commercially available in June 2015. Cumulatively through 2021, approximately 201,000 Quell devices have been shipped to customers.

ADVANCE

The ADVANCE System is our legacy neurodiagnostics business. It is a comprehensive platform for the performance of nerve conduction studies. The ADVANCE System is comprised of (1) the ADVANCE device and related modules, (2) various types of electrodes, and (3) a communication hub that enables a physician’s office to network the device to their office computers and to our servers for data archiving and report generation. The ADVANCE System is used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We currently market a number of different nerve-specific electrode arrays but have discontinued sale of ADVANCE devices.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of carpal tunnel syndrome, or CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Over 20 peer-reviewed studies have been published on the use of this technology in this clinical application. As of December 31, 2021, we had an installed base of approximately 120 active customers for the ADVANCE System.

The following chart summarizes our previously and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Symptomatic and management relief of chronic pain (OTC)	> 201,000
SENSUS	Q1 2013 – Q4 2020	Transcutaneous Electrical Nerve Stimulation	Symptomatic relief and management of chronic pain (prescription)	> 11,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Evaluation of peripheral neuropathies	> 1,900,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Evaluation of entrapment and systemic neuropathies	> 1,900,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Evaluation of entrapment and systemic neuropathies

Customers

DPNCheck customers include managed care organizations, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Europe, Japan, China and the Middle East. Through December 31, 2021, over 7,700 DPNCheck devices have been shipped to customers. Quell customers are primarily consumers in the United States. Cumulatively through December 31, 2021, approximately 201,000 Quell devices have been shipped. Our legacy ADVANCE System customers include approximately 120 active accounts covering occupational health, primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation physicians, and neurosurgeons.

At December 31, 2021, two customers accounted for 35% of accounts receivable and one customer accounted for 27% of revenue.

Sales, Marketing, and Distribution

Our U.S. sales efforts for DPNCheck focus on Medicare Advantage organizations and providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with detection of peripheral neuropathy allowing for earlier clinical intervention to help mitigate the effects of peripheral neuropathy on both patient quality of life and cost of care. Also, the diagnosis and documentation of peripheral neuropathy provided by DPNCheck helps clarify the patient health profile which, in turn, may have a direct, positive effect on Medicare Advantage reimbursement through the Hierarchical Condition Category (HCC) system. Outside the United States, DPNCheck is sold in Japan by our distribution partner Fukuda Denshi Co., Ltd. and in China by Omron Medical

(Beijing) Ltd. Sales and marketing efforts for DPNCheck are led by our Senior Vice President, Population Health and Value Based Care.

Quell is available in the United States and promoted via digital advertising. Sales transactions are primarily e-commerce via the Company’s website www.quellrelief.com and Amazon’s sales platform. Our President and Chief Executive Officer provides oversight for Quell commercial activity with support from marketing and customer service. Customer service handles domestic ADVANCE sales and support. A small network of independent distributors in several European countries support ADVANCE in their jurisdictions.

Manufacturing and Supply

We perform final assembly and servicing of our Quell and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device which is no longer in production but for which we continue to sell accessories, is serviced by us. Outside suppliers provide the sub-assemblies and components that we use in manufacturing Quell and DPNCheck, as well as our consumable products including biosensors and electrodes. Reflecting the relatively small volumes of our products being manufactured and sold, we do not have alternative suppliers for many of the key components of our products. Rather we rely on regular contact and close working relationships with local suppliers developed over many years. In outsourcing, we target companies that meet FDA, International Organization for Standardization (ISO), and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our manufacturing facility. We believe that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

A New England regional supplier has been manufacturing devices and providing sub-assemblies to us since 2005. The supplier currently manufactures sub-assemblies for Quell and DPNCheck. A supplier based in the central United States has been manufacturing ADVANCE electrodes for us since 1999. A full-service original equipment manufacturer (OEM) also based in the central United States and specializing in medical and cosmetic devices, manufactures DPNCheck biosensors and Quell electrodes.

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

Our R&D team works closely with marketing and customers to design products that are focused on improving clinical outcomes. The team of seven engineers includes one who holds an M.D. degree. Our founder and Chief Executive Officer leads R&D and coordinates our clinical program. He holds both M.D. and Ph.D. degrees.

R&D efforts planned for 2022:

•DPNCheck Generation 2.  DPNCheck, our nerve conduction test for peripheral neuropathies including DPN, has been on the market since 2011 without significant engineering changes. While the product has performed well and we believe that demand is growing, we expect that new features will improve the user experience, improve manufacturing efficiency, and restrict the potential use of non-compliant biosensors. Completion of this technology upgrade will be a primary R&D activity during 2022.

.
•Quell Prescription Wearable Therapeutic Initiative. A major R&D focus in 2022 will be securing regulatory approval for Quell-Fibromyalgia and addressing technology enhancements essential for positioning the product for commercial launch. The next therapeutic target for the technology will be Quell - Chemotherapy Induced Peripheral Neuropathy (CIPN), currently the subject of a pivotal clinical study supported by the National Institute of Health (NIH) and the National Cancer Institute (NCI). This study is a multi-center, double blind, randomized, sham-controlled trial of Quell in CIPN. A total of 150 patients will be enrolled, with subjects randomized to an active or sham Quell device for 6-weeks. The primary outcome measure is the baseline to 6-week change in the EORTC-CIPN20 (a composite measure of CIPN symptoms and functional impairments). Other outcomes include individual CIPN symptoms and objective measures of central descending pain inhibition, lower limb sensation threshold, and balance. The study is expected to complete by the end of 2022.

•Clinical studies for our wearable technology. We plan to continue efforts to build the body of evidence from external clinical studies that is foundational to our Quell initiative.

Clinical Program

Our clinical program operates under the direction of our Chief Executive Officer. This may from time-to-time be comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted together with leading researchers around the world to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as for devices and consumables. External studies may examine the clinical performance and utility of our products or our products may be used as outcomes measures. We actively seek to publish clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same.

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

Nerve stimulation is an established treatment for chronic pain. It is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Non-invasive approaches to neurostimulation have achieved limited success in practice due to device limitations, inadequate dosing and low patient adherence. We believe that the personalization features of our wearable technology for lower extremity chronic pain and sleep, including app control, the high power and automation, and the digital health integration characteristics place Quell in a unique neurostimulation category. There are numerous manufacturers of transcutaneous electrical nerve stimulation (TENS) devices including widely marketed over-the-counter TENS.

We expect that our initiative to build a portfolio of Quell-based prescription wearable neurotherapeutics will, if successful, significantly reduce or eliminate direct competition from TENS devices.

We believe that DPNCheck is currently the only objective and standardized test for peripheral neuropathies widely available at the point-of-care. The American Diabetes Association and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, the evaluation is typically performed using a simple (5.07/10g) monofilament. The method is subjective and only identifies late stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is an unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by multiple medical supply companies.

There are several companies that sell neurodiagnostic devices that may compete with our ADVANCE System. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated, both of which have substantially greater financial resources than NeuroMetrix. Natus Medical Incorporated and Cadwell Laboratories, Inc. have effective worldwide distribution channels for supplying medical instruments to neurologists and physical medicine and rehabilitation physicians.

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

Patents

As of December 31, 2021, we had 49 issued U.S. patents, 44 issued foreign patents, and 42 patent applications. Our wearable therapeutic products have 19 issued U.S. utility patents, 13 foreign utility patents, nine issued U.S. design patents plus 24 issued foreign design patents. We also have 42 utility patent applications related to our wearable therapeutic products (19 U.S. and 23 foreign). For our DPNCheck diagnostic device, 11 utility patents (four U.S. and seven foreign) were issued that cover the core technology.

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

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, stylized Q, Quell Health Cloud, DPNCheck, SENSUS, NC-stat, ADVANCE, and NC-stat DPNCheck. We use a trademark for Wearable Pain Relief Technology and Therapy Autopilot. We hold certain foreign registrations for the marks NEUROMETRIX, Quell, OptiTherapy, NC-stat, and SENSUS.

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2022 Physicians Fee Schedule published by the Centers for Medicare & Medicaid Services (CMS) includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as those used with the DPNCheck device and the ADVANCE System.

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

In the United States, some insured individuals are receiving their medical care through managed care programs which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis a predetermined annual payment per member which puts the providers at financial risk for the services provided to their members. This is generally the case under Medicare Advantage where contracting providers and insurers receive a capitated fee from CMS to provide all necessary medical care to participating members. These capitated fees are adjusted under CMS’s risk-adjustment model which uses health status indicators, or risk scores, to ensure the adequacy of payment. Members with higher risk codes generally require more healthcare resources than those with lower risk codes. In turn, the insurer fully absorbs the risk of patient health care costs. Insurers may share a portion of the risk with provider organizations such as independent practice associations (IPAs) with whom they contract to provide medical services to their members. Proper assessment of each member’s health status and accurate coding helps to assure that insurers receive capitation fees consistent with the cost of treating these members. Nerve conduction testing can provide valuable, early identification of peripheral neuropathy leading to clinical interventions that can reduce health care costs. Also, these tests provide valuable input regarding each member’s health risk status which can result in more appropriate capitated payments from CMS. We believe that the clinical and economic proposition for DPNCheck is attractive to Medicare Advantage insurers and risk bearing provider organizations. We are focusing our United States sales effort for DPNCheck on the Medicare Advantage managed care market segment.

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

As transcutaneous electrical nerve stimulators, the SENSUS and Quell pain therapy devices are Class II medical devices that received 510(k) clearance from the FDA in August 2012 and July 2014, respectively. In November 2012, the FDA provided 510(k) clearance for the disposable electrode used in conjunction with the SENSUS device, and in July 2013, the FDA provided 510(k) clearance for the use of SENSUS during sleep. The intended use of the SENSUS pain management therapeutic system is the symptomatic relief and management of chronic pain. The SENSUS device is no longer marketed and, where possible, we have transitioned SENSUS customers to Quell. In July 2014, our Quell device received 510(k) clearance for over-the-counter use and in November 2014, our Quell disposable electrode received 510(k) clearance for over-the-counter use. In January 2016, a number of new features were added to Quell and received 510(k) clearance, most notably use with an optional mobile app that contains several convenience features. The intended use of the Quell pain management therapeutic system is the symptomatic relief and management of chronic pain. The Quell device may also be used during nighttime sleep.

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

The previously reported investigation by the Federal Trade Commission (the "Commission") regarding Quell® advertising was settled in March 2020. The Company did not admit to any of the Commission's allegations, agreed to certain modifications of Quell advertising claims, and pledged to pay to the Commission future commercial milestone payments, if and when received, pursuant to a collaboration agreement with a third party.

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

Human Capital Resources

As of December 31, 2021, we had 23 full time employees. Of these employees, seven were in research and development, five in sales and marketing, five in production/distribution, and six in general and administrative services. One employee holds both M.D. and Ph.D. degrees and one employee holds an M.D. degree. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that we have good employee relations.

We recruit employees with the skills and training relevant to functional responsibilities. As a small, innovative company focused on profitable growth, we believe that our future success largely depends on our continued ability to attract and retain highly skilled employees. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be national as well as local. We aim to provide market-based compensation and stretch incentives. We work to retain our employees for many years, as evidenced by the average 11 plus years' tenure of our workforce. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics to which all employees are required to annually confirm compliance. During 2020 and 2021, as we worked to manage through the effects of the pandemic, all employees were retained at full salary and, where possible, were provided the option of working remotely or at our Woburn facility with appropriate safeguards.

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

Corporate Information

NeuroMetrix was founded in June 1996 by our President and Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. We were originally incorporated in Massachusetts in 1996 and were reincorporated in Delaware in 2001. Our offices and production facilities are located at 4-B Gill Street, Woburn, Massachusetts 01801. Our website is www.neurometrix.com.

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

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We have incurred recurring losses from operations and negative cash flows from operating activities. At December 31, 2021, we had an accumulated deficit of $199.2 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain. Our operations could be curtailed if we are unable to obtain the required additional funding when needed. The terms of any financings may not be advantageous to us.

We held cash and cash equivalents of $22.6 million as of December 31, 2021. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements for at least the next twelve months. However, we may still need to raise additional funds to support our future operating and capital needs.

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

The ongoing COVID-19 coronavirus pandemic, and any future outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our customers, distributors and suppliers to maintain normal business activities. It could also affect the ability of our personnel to perform their normal responsibilities and could result in temporary closures of our facilities.

As COVID-19 continues to affect individuals and businesses around the globe, we may experience disruptions that could severely impact our business, including:
•restrictions on the conduct of our business imposed by governmental regulators;

•diversion or prioritization of healthcare resources away from clinical trials and diagnostic testing using our medical devices by physician clinics, hospitals, home testing services and other healthcare providers;
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

While we were able to maintain our business operations during the past two years, our future results of operations could be adversely affected to the extent that this pandemic or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 affects our operations will depend on future developments, which continue to be uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information that may emerge concerning pandemic severity, efforts for widespread vaccination of the public, and treatment of those who have contracted COVID-19, among others, could have an adverse effect on our business and financial condition.

We are focused on growing sales of DPNCheck, our test for peripheral neuropathy, and Quell, our wearable device for chronic pain. We cannot assure you that we will be successful with these products or future product candidates or product enhancements in our development pipeline.

We are focused on growing sales of DPNCheck primarily in the United States and Asia, and sales of Quell within the United States. DPNCheck was launched in 2011 and is a quantitative nerve conduction test for peripheral neuropathies such as DPN. Quell has been on the market since June 2015 and is an over-the-counter wearable device for chronic pain. We are working to leverage our base Quell technology into a portfolio of prescription wearable neurotherapeutics. Our future prospects are closely tied to our success with DPNCheck and Quell, which, in turn, depend upon market acceptance and growth in future revenues and margins. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

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
•inability to efficiently create market demand for Quell and a portfolio of prescription wearable neurotherapeutics based on Quell technology at profitable pricing and efficient digital marketing;
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

Our current and future revenue is dependent upon commercial acceptance of our products in the marketplace. If our products are not accepted by prescribers and customers, our operations will be materially and adversely affected.

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

The clinical study process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical study results, or the safety profile for such products or products under development.

Clinical testing is difficult to design and implement, can take many years, can be expensive, and carries uncertain outcomes. The results of clinical studies of our products conducted to date and ongoing or future studies of our current, planned, or future products and product candidates may not be predictive of the results of later clinical studies, and interim results of a clinical study do not necessarily predict final results. Our interpretation of data and results from our clinical studies do not ensure that we will achieve similar results in future clinical studies. In addition, clinical data is often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in clinical studies have nonetheless failed to replicate results in later clinical studies. Products in later stages of clinical studies may fail to show the desired safety and efficacy despite having progressed through nonclinical studies. Failure can occur at any stage of clinical testing. Our clinical studies may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned.

We rely on third parties to conduct our clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.

We rely on contract research organizations, medical institutions, clinical investigators, and contract laboratories to perform data collection and analysis and other aspects of our clinical trials. Our clinical trials may be delayed, suspended, or terminated if: the quality or accuracy of the data obtained by the third parties on whom we rely is compromised due to their failure to adhere to our clinical protocols or regulatory requirements or if for other reasons, these third parties do not successfully carry out their contractual duties or fail to meet regulatory obligations or expected deadlines, or these third parties need to be replaced.

If the third parties on whom we rely fail to perform, our development costs may increase, our ability to obtain regulatory approval, and consequently, to commercialize our product candidates may be delayed or prevented altogether. We currently support medical institutions who are conducting clinical trials related to our products. While we believe that there are alternative approaches to theses medical institutions, in the event that we seek such alternative sources, we may not be able to enter into replacement arrangements without delays or incurring additional expenses.

We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers, or material supply chain delays, could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on third-party manufacturers to manufacture components of our Quell, DPNCheck and ADVANCE systems. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products, experience extraordinary price increases on parts essential to our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or to locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. While we have long-standing relationships with our primary suppliers for device components, electrodes and biosensors, these suppliers are, in turn, dependent on other manufacturers of electronic parts and components, and are therefore subject to supply/demand risks of the electronic parts and components marketplace, and the potential for parts obsolescence. As a result, there is a risk that certain parts and components could be in short supply at a time when required by us or they could be discontinued and no longer available to us. Supply of electronic parts and components is presently constrained on a worldwide basis. Situations of long lead times, stock-out, order repricing and cancellations are increasingly common.

We are experiencing transient inventory shortages on our products and essential parts. If any materially adverse changes in our relationships with manufacturers or parts suppliers occur, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or parts supplier or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of product components, we could lose customers, our potential future growth could be limited and our business could be harmed.

In order for us to successfully expand our business, our contract manufacturers must be able to provide us with substantial quantities of components of our products in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth, coupled with the global supply chain constraints and disruptions caused by the ongoing COVID-19 pandemic, could strain the ability of our manufacturers to deliver products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

The success of our business depends upon our ability to advance our pipeline products to commercialization.

We commenced commercialization of Quell in June 2015 and we initiated a DPNCheck product upgrade during 2019. We have additional product candidates and enhancements of our existing products in our R&D pipeline, including the planned second generation DPNCheck product. We expect that advancing our pipeline products will require significant time and resources. We may not be successful in our commercialization efforts for any of the product candidates or product enhancements currently in our pipeline and we may not be successful in developing, acquiring, or in licensing additional product candidates, to the extent we decide to do so. If we are not successful advancing new products through our development pipeline, the regulatory process and commercial launch, our business, financial condition, and results of operations will be adversely affected.

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

We are a small company with 23 employees as of December 31, 2021, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

Foreign markets represented approximately 14% and 15% of our revenues in 2021 and 2020, respectively. We are working to expand market penetration, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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

Risks Related to Government Regulation and Other Legal Compliance Matters

We are subject to extensive regulation by the FDA which could restrict the sales and marketing of the Quell and DPNCheck devices and the ADVANCE System, as well as other products for which we may seek FDA clearance or approval, and could cause us to incur significant costs.

We sell medical devices that are subject to extensive regulation in the United States by the FDA with regard to manufacturing, labeling, sale, promotion, distribution, shipping and ongoing monitoring and follow-up. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first be cleared or approved by the FDA. Medical devices may be marketed only for the indications for which they are approved or cleared. The regulatory review process can be expensive and lengthy. The FDA’s process for granting 510(k) clearance typically takes approximately three to six months, and for De Novo clearance approximately five months to one year. However, in both cases it can be significantly longer. The process for obtaining a pre-market approval (PMA) is much more costly and onerous. By law, the time period designated for the FDA’s review of a PMA is 180 days; however, this time is often extended and it is not uncommon for the PMA review process to take three years or longer from the time the application is filed with the FDA.

The FDA may remove our devices from the market or enjoin them from commercial distribution if safety or effectiveness problems develop. Further, we may not be able to obtain additional 510(k) clearances, De Novo clearances or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. If any of these events occurs or if the FDA takes other enforcement actions, we may not be able to provide our customers with the products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

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

Risks Related to Our Intellectual Property

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

Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that have patent terms extending beyond 2022.

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

Risks Related to Our Common Stock

Future sales of securities may cause our stock price to decline as a result of the dilution which will occur to existing stockholders.

Until such time as we are profitable, as to which we can make no assurance, we may need additional funds to develop our business and sustain our operations. We have sold shares of common stock, convertible preferred stock and warrants on several occasions in the past, and any additional sales of shares of our common stock or other securities exercisable into our common stock are likely to have a dilutive effect on some or all of our then existing stockholders. Resales of newly issued shares in the open market could also have the effect of lowering our stock price, thereby increasing the number of shares we may need to issue in the future to raise the same dollar amount and consequently further diluting our outstanding shares.

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

If our stock price declines, it may be difficult to raise additional capital and it could impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock, and result in the delisting of our common stock from The Nasdaq Stock Market LLC, or Nasdaq.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2021, our stock price has fluctuated from a low of $0.81 to a high of $38.75. The market price for our common stock will be affected by a number of factors, including:

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

Currently, our common stock trades on the Nasdaq Capital Market. If we fail to maintain compliance with any Nasdaq listing requirements, including minimum bid price for our common stock, we could be delisted and our stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

Anti-takeover provisions in our organizational documents and Delaware law, and the shareholder rights plan that we adopted in 2007 and updated in 2021, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to legal proceedings and claims arising out of the ordinary course of its business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NURO”.

Stockholders

On January 27, 2022, there were approximately 28 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On January 27, 2022, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $4.09.

Unregistered Sales of Securities

Not applicable

Issuer Purchases of Equity Securities

Not applicable

ITEM 6. [RESERVED]

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

Our Business

Our mission is to reduce the impact of neurological disorders and pain syndromes on individuals and on population health through innovative non-invasive medical devices.

Our business is fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We derive revenues from the sale of medical devices and after-market consumable products and accessories. Our products are proprietary and encompass point-of-care neuropathy diagnostic tests and wearable neurotherapeutic devices.

DPNCheck is our testing technology for peripheral neuropathies. It is designed to address unmet physician needs in the assessment of peripheral neuropathy risk, particularly in value-based care models such as Medicare Advantage. The technology is well-suited to this task given its ease of use, rapid testing, quantitative results, and overall high sensitivity and specificity. DPNCheck has been evaluated in numerous clinical studies. It contributes attractive gross margins and has posted average revenue growth of nearly 20% over the past five years. We believe there is significant, accessible opportunity to expand DPNCheck usage. Towards that goal, we are investing in commercial resources and in the technology itself. Our next generation DPNCheck technology, targeted for commercial launch in 2022, will further enhance the user experience and improve our manufacturing efficiency.

Quell is our wearable neuromodulation technology for chronic pain and associated syndromes. Patients control and personalize the technology via a mobile phone app and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. Quell is currently sold over-the-counter (OTC) for the management of lower extremity chronic pain. Its technological sophistication, combined with our extensive consumer experience and the compelling results of recent clinical studies provide the opportunity to leverage the technology platform into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics. The first product in that portfolio will be a Quell fibromyalgia indication which is currently under FDA regulatory review as a De Novo request.

ADVANCE is our legacy neurodiagnostic technology primarily used for the diagnosis and screening of Carpal Tunnel Syndrome (CTS). The technology has been marketed since 2008. While we no longer market ADVANCE devices, we continue to provide disposable electrodes to a loyal base of hand surgeons and manufacturers for industrial health use.

Recent Developments

Breakthrough Device Designation for Quell fibromyalgia indication - In 2021, Quell received Breakthrough Device Designation (BDD) from the FDA for a fibromyalgia indication. A pivotal clinical study of Quell for fibromyalgia was completed, and the indication is currently the subject of an FDA De Novo request, the outcome of which is expected during the second half of 2022. A positive FDA decision could lead to commercial launch in the second half of 2022. We plan a similar approach with other disease indications involving chronic pain and associated syndromes. These include chemotherapy induced peripheral neuropathy (CIPN) and, potentially, chronic overlapping pain conditions (COPC) and restless leg syndrome (RLS). We intend to end sales of the current OTC version of Quell in advance of the launch of the Quell fibromyalgia indication. Our focus would then be on the development of a Quell prescription portfolio for disease-specific indications where we would have unique product offerings without direct, non-pharmaceutical competition

Equity sales – We secured $19.4 million in net proceeds from equity sales in 2021. This was an important aspect of our 2019 initiative to restructure the Company for profitable growth. The initiative encompassed reductions in staffing and facilities, attaining positive operating returns in all product line, expansion of our commercial capabilities, leveraging our core technologies, and a recapitalization of the Company. We ended the year debt-free, with a common stock only equity capital structure, and adequate cash resources to support operations and our growth initiatives.

GSK Collaboration Termination – Our GSK collaboration for Quell OTC was formally terminated in 2021. GSK returned to us all Quell rights in markets outside the United States, including technology improvements and intellectual property. We agreed to royalty payments to GSK ranging between 5% and 8% for a ten-year period based on net OTC sales of Quell devices in those foreign markets. As a result, we now have exclusive, world-wide control of the Quell technology, intellectual property, and marketing rights.

COVID-19 - The ongoing COVID-19 coronavirus pandemic continues to adversely affect our business. It is difficult to quantify the disruption to our markets and customers; however, we believe the effects have been more pronounced in the diagnostic testing markets for DPNCheck and ADVANCE, and less pronounced in consumer retail markets for Quell. Generally, we see continued purchases of testing consumables by existing customers but with less predictability than in the past. Also, our growth via new customer acquisition has been lower due to the marketing challenges resulting from COVID-19 restrictions.

We have been able to maintain our business operations during the past two years while prioritizing employee safety. On-premises staffing in production and fulfillment has successfully met our business requirements. Other functional areas including R&D, sales and marketing, and administration have been a blend of on-premises and remote work. These functional areas have been disadvantaged to a degree by the situation.

We plan to continue with our present blend of staff activity until we have greater clarity on the opportunities and risks of a more personally interactive business model. The extent to which COVID-19 affects future operations will depend on new developments which are uncertain and cannot be predicted with confidence, including the pandemic duration, severity, vaccination effectiveness, and treatments available to those with severe COVID-19 symptoms. Also uncertain are the potential effects on our business of the eventual economic recovery from the pandemic including inflation, electronic parts and components availability, labor availability and costs, and other issues.

Results of Operations

Comparison of Years Ended December 31, 2021 and December 31, 2020

	Fiscal Year		Increase (Decrease)
	2021	2020	Amount	Percent

Revenues	$8,253,493	$7,377,975	$875,518	11.9%
Gross profit	$5,921,660	$5,249,558	$672,102	12.8%
–% of revenues	71.7%	71.2%
Operating expenses	$8,206,267	$7,344,462	$861,805	11.7%
Other income, net	$3,150	$2,709	$441	16.3%
Net loss	$(2,281,457)	$(2,092,195)	$189,262	9.0%
Net loss per common share	$(0.45)	$(0.69)	$(0.24)	(34.8)%

Revenues

Revenues for 2021 increased by $876 thousand or 11.9% from 2020. DPNCheck contributed the majority of revenues in both years. It posted revenue growth of 21.7% in 2021 attributable to new Medicare Advantage customers and to sales price increases. Quell revenue declined in 2021 with lower advertising spending and an emphasis on product line profitability. Our legacy ADVANCE revenues also declined with the continuing erosion of the customer base.

Gross Profit

Gross profit for 2021 increased by $672 thousand or 12.8% from 2020. The increase reflected growth in revenues plus increased weighting of our higher margin DPNCheck business within total revenues. The effect of the increased DPNCheck weighting is also reflected in the 2021 gross profit percentage of revenues which expanded by 50 basis points to 71.7%.

Operating Expenses

Operating expenses increased in 2021 by $862 thousand or 11.7% from 2020. The increase reflects investment in our DPNCheck initiatives to drive future growth, including the expansion of our commercial capabilities and bringing to market our next generation testing technology. The increase also includes early regulatory costs and a market analysis related to potential Quell disease-specific indications.

Research and development spending in 2021 of $2,596 thousand benefited from a $450 thousand reversal of previously accrued technology costs upon the expiry of the relevant statute of limitations. It also reflected costs of $400 thousand related to component inventory for our Quell technology intended for use in development of new products for disease specific pain indications. Engineering consulting services declined by $547 thousand from 2020; however, 2020 benefited from $602 thousand in cost reimbursement under a collaboration agreement. Clinical, regulatory and development costs increased by $229 thousand in 2021. Sales and marketing spending of $1,620 thousand included $183 thousand in Quell marketing consulting related to a Quell technology-based product for fibromyalgia symptoms. General and administrative costs of $3,990 thousand included $550 thousand in personnel costs related to annual bonus accrual and the restoration of previously reduced executive compensation. It benefited from $126 thousand in sublet payments for its former corporate headquarters.

Net loss

The net loss in 2021 increased by $189 thousand or 9.0% from 2020. Similarly, net loss per common share was reduced to ($0.45) per common share in 2021 from ($0.69) per common share in 2020 reflecting the offsetting effects of the increased net loss per common share and the increased common shares outstanding as a result of equity sales during 2021.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	Years Ended December 31,
	2021	2020

Cash and cash equivalents	$22,572,104	$5,226,213
Working capital	$22,822,162	$4,804,476
Current ratio	17.7	3.1
Net debt position	$(20,899,698)	$(2,479,413)
Days sales outstanding	14.1	15.4
Inventory turnover	2.2	1.9

Our primary sources of liquidity are cash and cash equivalents, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of December 31, 2021, we had $22.6 million in cash and cash equivalents, working capital of $22.8 million, and a current ratio of 17.7. We had no term debt or borrowings which contributes to negative net debt positions at the end of 2021 and 2020. These measures of liquidity are significantly more positive than at the end of 2020.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The improvement in DSO at December 31, 2021 in comparison with the prior year end reflects the timing of shipments during the fourth quarter in each of the years. Inventory turnover rate has improved slightly at December 31, 2021, also reflecting timing effects on inventory receipts rather than a change in inventory management.

Cash Flows

	Years Ended December 31,
	2021	2020	Change

Net cash provided by (used in):
–Operating activities	$(2,073,694)	$(2,066,861)	(6,833)
–Investing activities	$(131,710)	$—	(131,710)
–Financing activities	$19,551,295	$4,166,868	15,384,427
Net change in cash and cash equivalents	$17,345,891	$2,100,007

Operating activities
Operations cash usage between 2021 and 2020 varied little ($7 thousand), primarily reflecting offsetting shifts in non-cash adjustments to net loss and in the components of working capital.

Investing activities

Investing activities reflect our purchases of fixed assets for use in production and in research and development. There were no fixed asset purchases in 2020.

Financing activities

Financing amounts in 2021 increased by $15.4 million from 2020. During both years we sold shares of common stock, registered under a shelf registration statement, to investors utilizing an At-The-Market(ATM) facility and administered by an investment bank. The increased sales in 2021 was due to an increase in demand for our common stock reflected in the stock trading price during the third quarter of the year. This presented the opportunity, of which we took advantage, to increase our liquidity while minimizing shareholder dilution.

We continue to maintain an effective shelf registration statement covering the sales of shares of our common stock and other securities, giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

Critical Accounting Policies and Estimates

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ significantly from those estimates, and any such differences may be material to our financial statements. We believe that the policies set forth below may involve a higher degree of judgment and complexity in their application than our other accounting policies and represents the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented within Note 2 to our Financial Statements.

Revenue Recognition and Accounts Receivable

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. In most cases, the Company has a single performance obligation for product delivery. Product returns are estimated based on historical data and evaluation of current information. Our Quell product sales include a 60-day right of return.

Revenue recognition involves judgment, including the assessment of expected returns. Among the factors we consider are historical product returns, specific transaction characteristics, customer relationship duration, customer usage, customer receivables balances, and market conditions. Changes in our judgments on these factors could materially impact the timing and amount of revenue recognized. A deterioration in market conditions could adversely affect return rates and bad debt experience which would lead to revision of our revenue recognition judgements.

Accounts receivable are recorded in the amount the Company expects to collect net of an allowance for doubtful accounts. The allowance is our best estimate of the amount of probable credit losses in our existing accounts receivable. It is determined based on customer payment history, product usage activity, and recent communications. Accounts which are past due and over 90 days outstanding are reviewed individually for collectability. Account balances are written-off against the allowance for doubtful accounts when, in our judgment, it is probable the balance will not be collected.

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out inventory valuation method. Inventory is written down to net realizable value for excess or obsolete inventory. The realizable value of inventories is based upon the types and levels of inventories held, forecasted demand, anticipated new product launch and commercialization success, pricing, competition, and changes in technology. Our consumable electrodes and biosensors and have an 18 to 36 months shelf life and represent 30% of inventory at December 31, 2021. Should market conditions deteriorate, our inventory realization could be lower than estimated net realizable value.

Recently Issued or Adopted Accounting Pronouncements

Not Applicable.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-20 of this Annual Report on Form 10-K.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control — Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

Not applicable

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance” and “Corporate Code of Conduct and Ethics” in our proxy statement for the 2022 annual meeting of stockholders.

ITEM 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Executive Officer and Director Compensation” in our proxy statement for the 2022 annual meeting of stockholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement for the 2022 annual meeting of stockholders.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance” in our proxy statement for the 2022 annual meeting of stockholders.

ITEM 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our proxy statement for the 2022 annual meeting of stockholders.

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
3. Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Amendment of Restated Certificate of Incorporation of NeuroMetrix, Inc. dated May 11, 2017		8-K (Exhibit 3.1)	5/12/2017	001-33351
3.1.7	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 18, 2019		8-K (Exhibit 3.1)	11/18/2019	001-33351
3.1.8	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/2015	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.13	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.14	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.15	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/2016	001-33351
3.1.16	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, par value $0.001 per share, dated July 10, 2017		8-K (Exhibit 3.1)	7/11/2017	001-33351
3.2.1	Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	12/10/2021	001-33351
4.1	Description of Securities of the Registrant	X
4.2	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.3.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.3.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/2009	001-33351
4.3.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/2013	001-33351
4.3.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/2014	001-33351
4.3.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.3.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/2015	001-33351
4.3.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/2016	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.3.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/2016	001-33351
4.3.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.3.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	7/11/2017	001-33351
4.3.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.3.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	1/24/2019	001-33351
4.3.13	Amendment No. 12 to Shareholder Rights Agreement, dated January 27, 2020, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.3.13)	1/28/2020	001-33351
4.3.14	Amendment No. 13 to Shareholder Rights Agreement, dated January 25, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.3.14)	1/29/2021	001-33351
4.3.15	Amendment No. 14 to Shareholder Rights Agreement, dated July 20, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.1)	7/22/2021	001-33351
4.4.1	Form of Unit Warrant to purchase Common Stock (February 2012)		S-1/A (Exhibit 4.5)	1/31/2012	333-178165
4.4.2	Form of Placement Agent Warrant (February 2012)		S-1/A (Exhibit 4.6)	1/31/2012	333-178165
4.5	Form of Common Stock Purchase Warrant (June 2013)		8-K/A (Exhibit 4.1)	6/7/2013	001-33351
4.6	Form of Common Stock Purchase Warrant (June 2014)		8-K (Exhibit 4.1)	6/25/2014	001-33351
4.7.1	Form of Warrant (2015) issued as part of a Unit on May 29, 2015		S-1/A (Exhibit 4.3)	5/4/2015	333-188133
4.7.2	Form of Underwriter’s Warrant (2015) issued on May 29, 2015		S-1/A (Exhibit 4.5)	4/13/2015	333-188133
4.8	Form of Series A Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.1)	12/30/2015	001-33351
4.9	Form of Series B Common Stock Purchase Warrant (December 2015)		8-K (Exhibit 4.2)	12/30/2015	001-33351
4.10	Form of Common Stock Purchase Warrant (June 2016)		8-K (Exhibit 4.1)	6/3/2016	001-33351
4.11	Form of Common Stock Purchase Warrant (December 2016)		8-K (Exhibit 4.1)	12/29/2016	001-33351
Lease Agreements

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Agreement, dated September 10, 2014, between, Boston Properties, Inc. and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	10/28/2014	011-33351
10.1.3	Lease Extension #1, dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	7/19/2018	011-33351
Credit Facilities, Loan and Equity Agreements
10.2	Repurchase and Forfeiture Agreement by and between NeuroMetrix, Inc. and the parties named therein		10-Q (Exhibit 10.1)	7/23/2015	001-33351
10.3.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.1)	12/30/2015	001-33351
10.3.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 29, 2015		8-K (Exhibit 10.2)	12/30/2015	001-33351
10.4.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.1)	6/3/2016	001-33351
10.4.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated June 2, 2016		8-K (Exhibit 10.2)	6/3/2016	001-33351
10.5.1	Securities Purchase Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.1)	12/29/2016	001-33351
10.5.2	Registration Rights Agreement by and between NeuroMetrix, Inc. and the purchasers named therein, dated December 28, 2016		8-K (Exhibit 10.2)	12/29/2016	001-33351
10.5.3	Promissory Note with Comerica Bank dated April 27, 2020		8-K (Exhibit 10.1)	4/30/2020	001-33351
10.5.4	Loan Agreement by and between NeuroMetrix, Inc. and Comerica Bank, dated April 27, 2020		8-K (Exhibit 10.2)	4/30/2020	001-33351
10.5.5	At Market Issuance Sales Agreement by and between NeuroMetrix, Inc. and Ladenburg Thalmann & Co. Inc., dated October 22, 2021		S-3 (Exhibit 1.2)	10/22/2021	333-260438
Equity Compensation Plans
10.6+	Amended and Restated 1996 Stock Option/Restricted Stock Plan		S-1/A (Exhibit 10.2)	6/22/2004	333-115440
10.7.1+	Amended and Restated 1998 Equity Incentive Plan		S-1/A (Exhibit 10.3)	6/22/2004	333-115440
10.7.2+	Second Amendment to Amended and Restated 1998 Equity Incentive Plan		S-1 (Exhibit 10.18)	6/22/2004	333-115440
10.8.1+	Twelfth Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/16/2021	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.8.2+	Form of Restricted Stock Agreement		10-Q (Exhibit 10.4)	5/14/2010	001-33351
10.8.3+	Form of Incentive Stock Option Agreement		10-Q (Exhibit 10.1)	11/15/2004	000-50856
10.8.4+	Form of Non-Qualified Stock Option Agreement For Company Employees		10-Q (Exhibit 10.2)	11/15/2004	000-50856
10.8.5+	Form of Non-Qualified Stock Option Agreement For Non-Employee Directors		10-Q (Exhibit 10.3)	11/15/2004	000-50856
10.9+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.10.1+	Fifth Amended and Restated 2010 Employee Stock Purchase Plan		14A (Appendix B)	3/16/2021	001-33351
Agreements with Executive Officers and Directors
10.11+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/2004	333-115440
10.12.1+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.12.2+	Employment Agreement dated December 30, 2020, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, as amended	X
10.13.1+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.13.2+	Employment Agreement, dated December 30, 2020 by and between NeuroMetrix, Inc. and Thomas T. Higgins, as amended	X
10.14+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351
10.15+	Amended and Restated Management Retention and Incentive Plan, as modified, dated January 20, 2020		10-K (Exhibit 10.16.2)	1/28/2020	001-33351
Agreements with Respect to Collaborations, Licenses, Research and Development
10.16†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
16.1	Letter from Moody, Famiglietti and Andronico, LLP		8-K (Exhibit 16.1)	12/3/2021	001-33351
23.1	Consent of Baker Tilly US, LLP, an independent registered public accounting firm.	X
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2021 and 2020, (ii) Statements of Operations for the years ended December 31, 2021 and 2020, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021 and 2020, (iv) Statements of Cash Flows for the years ended December 31, 2021 and 2020, and (v) Notes to Financial Statements.	X

+	Indicates management contract or any compensatory plan, contract or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

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
Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: January 27, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on January 27, 2022 in the capacities indicated below.

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

Years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroMetrix, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2021, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We identified inventory valuation as a critical audit matter. The principal consideration for our determination that inventory valuation is a critical audit matter is that there was significant judgment by management to estimate the net realizable value of inventory, including forecasted customer demand. This in turn led to subjective auditor judgment, and significant effort in performing procedures to assess the reasonableness of management’s estimates related to inventory valuation and in evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others:

•testing management’s process for estimating the net realizable value of inventory, including evaluating the appropriateness of the analysis of forecasted demand and testing the completeness, accuracy and relevance of the underlying data used in the analysis

•evaluating management’s analysis of forecasted demand involved evaluating the reasonableness of management’s assumptions through evaluating recent performance trends.

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP

We have served as the Company's auditor since 2017

Tewksbury, Massachusetts
January 27, 2022

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$22,572,104	$5,226,213
Accounts receivable, net of allowances of $25,000 at December 31, 2021 and 2020	310,818	334,297
Inventories	706,553	1,051,282
Prepaid expenses and other current assets	598,384	478,074
Total current assets	24,187,859	7,089,866
Fixed assets, net	198,703	183,494
Right to use asset	475,230	692,692
Other long-term assets	26,400	28,523
Total assets	$24,888,192	$7,994,575
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$284,036	$142,316
Accrued expenses and compensation	814,155	998,442
Accrued product returns	39,000	545,000
Lease obligation, current portion	228,506	599,632
Total current liabilities	1,365,697	2,285,390
Lease obligation, net of current portion	306,709	461,410
Total liabilities	1,672,406	2,746,800
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 authorized at December 31, 2021 and 2020; 6,680,480 and 3,793,739 shares issued and outstanding at December 31, 2021 and 2020, respectively	668	379
Additional paid-in capital	222,378,374	202,129,195
Accumulated deficit	(199,163,257)	(196,881,800)
Total stockholders’ equity	23,215,786	5,247,775
Total liabilities and stockholders’ equity	$24,888,192	$7,994,575
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2021	2020
Revenues	$8,253,493	$7,377,975
Cost of revenues	2,331,833	2,128,417
Gross profit	5,921,660	5,249,558
Operating expenses:
Research and development	2,596,415	2,391,316
Sales and marketing	1,619,711	1,436,806
General and administrative	3,990,141	3,516,340
Total operating expenses	8,206,267	7,344,462
Loss from operations	(2,284,607)	(2,094,904)
Other income	3,150	2,709
Net loss applicable to common stockholders:	$(2,281,457)	$(2,092,195)

Net loss per common share applicable to common stockholders:
Basic and diluted	$(0.45)	$(0.69)

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

 Statements of Changes in Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2019	200.00	$1	1,400,674	$140	$197,319,698	$(194,789,605)	$2,530,234
Stock-based compensation expense	—	—	—	—	599,117	—	599,117
Issuance of common stock under at the market offering	—	—	2,348,619	234	4,143,197	—	4,143,431
Common stock issued to settle employee incentive compensation obligations	—	—	31,000	3	43,748	—	43,751
Issuance of common stock under employee stock purchase plan	—	—	13,446	2	23,435	—	23,437
Net loss	—	—	—	—	—	(2,092,195)	(2,092,195)
Balance at December 31, 2020	200.00	1	3,793,739	379	202,129,195	(196,881,800)	5,247,775
Stock-based compensation expense	—	—	—	—	698,173	—	698,173
Issuance of common stock under at the market offering	—	—	2,756,705	275	19,429,346	—	19,429,621
Issuance of common stock upon exercise of stock options	—	—	50,000	5	78,495	—	78,500
Issuance of common stock under employee stock purchase plan	—	—	16,371	3	43,171	—	43,174
Vesting of restricted stock under option plan	—	—	33,665	6	(6)	—	—
Net loss	—	—	—	—	—	(2,281,457)	(2,281,457)
Balance at December 31, 2021	200.00	$1	6,650,480	$668	$222,378,374	$(199,163,257)	$23,215,786
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2021	2020
Cash flows for operating activities:
Net loss	$(2,281,457)	$(2,092,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	76,378	89,954
Stock-based compensation	698,173	599,117
Inventory provision charged to research and development	400,000	—
Inventory provision charged to cost of revenue	99,141	—
Loss on disposal of fixed assets	40,123	—
Settlement of compensation obligation	—	43,751
Impairment charge against right of use asset	126,748	350,000
Changes in operating assets and liabilities:
Accounts receivable	23,479	(35,330)
Inventories	(154,412)	112,432
Collaboration receivable	—	189,008
Prepaid expenses and other current and long-term assets	(613,300)	(151,124)
Accounts payable	141,720	(583,342)
Accrued expenses and compensation	(124,287)	(445,132)
Accrued product returns	(506,000)	(144,000)
Net cash used in operating activities	(2,073,694)	(2,066,861)
Cash flows for investing activities:
Purchases of fixed assets	(131,710)	—
Net cash used in investing activities	(131,710)	—
Cash flows from financing activities:
Net proceeds from issuance of stock	19,551,295	4,166,868
Debt proceeds	—	773,200
Repayment of debt proceeds	—	(773,200)
Net cash provided by financing activities	19,551,295	4,166,868
Net increase in cash and cash equivalents	17,345,891	2,100,007
Cash and cash equivalents, beginning of year	5,226,213	3,126,206
Cash and cash equivalents, end of year	$22,572,104	$5,226,213
Supplemental disclosure of cash flow information:
Common stock issued to settle employee incentive compensation obligations	$—	$43,751

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, Inc. (the "Company" or "NeuroMetrix") develops and commercializes health care products that utilize non-invasive neurostimulation. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration ("FDA") and regulators in foreign jurisdictions where appropriate. The Company has two primary products. DPNCheck® is a point-of-care test for diabetic peripheral neuropathy which is the most common long-term complication of Type 2 diabetes. Quell is an app-enabled, over-the-counter wearable device for chronic pain.

On June 30, 2021, the Company entered into a Termination Agreement with GSK Consumer Healthcare S.A. ("GSK") pursuant to which the parties terminated the 2018 Development and Services Agreement which provided GSK with license and intellectual property rights for the commercialization of the Quell technology for markets outside the United States. Under the terms of the Termination Agreement, GSK transferred back to NeuroMetrix all of GSK's rights in the Quell technology related to markets outside the United States, including technology improvements and intellectual property. NeuroMetrix agreed to make royalty payments to GSK ranging between 5% and 8% for a ten-year period based on net sales of Quell devices that are available to consumers for purchase without a prescription from a licensed medical professional outside the United States. There were no 2021 sales qualifying for royalty payments.

The Company held cash and cash equivalents of $22.6 million on December 31, 2021. The Company has a history of operating losses and has financed its operations primarily from sales of equity, from collaboration milestone payments, and from sales of its products. The Company believes that its present balance of cash resources coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements and therefore that conditions raising substantial doubt in prior periods has been alleviated. Actual cash requirements could differ from management’s projections for many reasons. These include the effects of the Covid-19 pandemic on sales, procurement of production materials, and maintenance of critical staffing. They could also include changes the Company may make to its business strategy that affect operating expenses, regulatory developments, changes to research and development spending plans; and other items affecting the Company’s projected uses of cash.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company invests its cash equivalents in highly rated institutions.

At December 31, 2021 and 2020, two customers accounted for 35% and 50% of accounts receivable, respectively. One customer accounted for 27% of revenues for the year ended December 31, 2021 and two customer accounted for 35% of revenues, for the year ended December 31, 2020.

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

Leases

The Company presents the lease obligations on the balance sheet, by recording a right-of-use asset and a lease liability for all leases other than those that, at lease commencement, have a lease term of 12 months or less. On the lease commencement date, the Company measures and records a lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease or if that cannot be readily determined, the Company's incremental borrowing rate.

Fair Value

The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2021 and 2020 due to their short-term nature.

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

Accounts Receivable

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $25,000 as of December 31, 2021 and December 31, 2020.

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

Utilization of the NOL and research and development credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future, as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. Ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. If the Company has experienced a change of control, utilization of its NOL or tax credits carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. Subsequent ownership changes could further impact the limitation in future years. Further, until a study is completed and any limitation known, no amounts are being presented due to an uncertain tax position. A full valuation allowance has been provided against the Company’s NOL carryforwards and research and development credit carryforwards and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required.

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

NeuroMetrix, Inc.

Notes to Financial Statements

Research and Development

Costs incurred in research and development are expensed as incurred. Included in research and development costs are wages, benefits, product design consulting, and other operating costs such as facilities, supplies, electronic components and overhead directly related to research and development efforts.

Product Warranty Costs

Product warranty costs are estimated based on historical experience, product failure rates, repair volume and labor costs. Warranty costs are accrued at the time of sale within cost of revenue and periodically reviewed in the aggregate. The liabilities for product warranty costs of $28,400 and $49,600 at December 31, 2021 and 2020, respectively, are included in accrued expenses and compensation in the accompanying balance sheets.

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

NeuroMetrix, Inc.

Notes to Financial Statements

Net Loss per Common Share

Basic and dilutive net loss per common share were as follows:

	Years Ended December 31,
	2021	2020
Net loss applicable to common stockholders	$(2,281,457)	$(2,092,195)

Weighted average number of common shares outstanding, basic and dilutive	5,111,045	3,014,497

Net loss per common share applicable to common stockholders, basic and diluted	$(0.45)	$(0.69)
The following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2021	2020
Options	461,908	198,484
Warrants	—	17,248
Convertible preferred stock	62	62
Total	461,970	215,794

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $276,263 and $210,548, in 2021 and 2020, respectively.

Accumulated Other Comprehensive Items

For 2021 and 2020, the Company had no components of other comprehensive income or loss other than net loss.

Segments

The Company operates in a single segment covering the sale of medical equipment and consumables. The majority of the Company’s assets, revenues, and expenses for 2021 and 2020 were located in or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 14% and 15% of total revenues in 2021 and 2020, respectively.

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, environmental risk such as the COVID-19 pandemic, development by the Company or its competitors of new technological innovations, dependence on key personnel, customers’ reimbursement from third-party payers, protection of proprietary technology, and compliance with regulations of the U.S Food and Drug Administration, Federal Trade Commission and other governmental agencies.

The Company relies on in-house assembly and third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company's business, financial position, and result of operations.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation

The Company's 2004 Stock Option and Incentive Plan (the "Stock Plan") amended and restated in 2021 to increase Stock Plan equity award capacity, provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the Stock Plan generally vest over four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director of the Company. As of December 31, 2021, 939,890 shares of common stock were authorized for issuance under the Stock Plan, of which 138,243 shares had been issued, 504,045 shares were subject to outstanding options at a weighted average exercise price of $3.34 per share and 297,602 shares were available for future grant.

The Company's 2009 Non-Qualified Inducement Stock Plan (the “Inducement Plan”) is intended to encourage employees, including prospective employees, upon whose efforts the Company depends for the successful conduct of its business, to acquire an equity interest in the Company. The Inducement Plan provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2021, 1,250 shares of common stock were authorized for issuance and were available for future grant under the Inducement Plan.

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

The Company's 2010 Employee Stock Purchase Plan (the "ESPP"), amended and restated in 2021 to increase stock purchase capacity, authorizes an annual increase on the first day of each of the Company’s fiscal years equal to the lesser of (i) 50,000 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All full-time employees and certain part-time employees are eligible to participate in the ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The ESPP is regarded as a compensatory plan. For the years ended December 31, 2021 and 2020, the Company issued 16,371 and 13,446 shares of its common stock, respectively, under the ESPP. As of December 31, 2021, there were 136,129 remaining shares to be issued under the ESPP.

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

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

The weighted average grant-date fair value of stock options used in the calculation of stock-based compensation expense for the years ended December 31, 2021 and 2020 was calculated using the following assumptions:

	Years Ended December 31,
	2021	2020
Risk-free interest rate	1.2%-1.6%	0.8%
Expected dividend yield	—	—
Expected option term	10 years	10 years
Volatility	70.0%	70.0%

A summary of option activity for the year ended December 31, 2021 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	361,956	$3.68
Granted	201,014	2.93
Exercised	(50,000)	$1.57		$449,500
Forfeited	—	—
Expired	(8,925)	17.80
Outstanding at December 31, 2021	504,045	$3.34	8.8	$—
Vested or expected to vest at December 31, 2021	473,797	$3.36	8.8	$—
Exercisable at December 31, 2021	473,797	$3.36	8.8	$—

Expected to vest options are determined by applying the pre-vesting forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2021, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2021.

The weighted average per share grant-date fair values of options granted during 2021 and 2020 was $2.93 and $1.57, respectively.

The aggregate intrinsic value of options issued or exercised during 2021 was $449,500 and 2020 was $0.

Total unrecognized stock-based compensation costs related to non-vested stock options was $55,520, which related to 504,045 shares with a per share weighted fair value of $3.34 as of December 31, 2021. This unrecognized cost is expected to be recognized over a weighted average period of approximately 3.2 years.

Cash received from option exercises and purchases under the Stock Plan and ESPP for 2021 and 2020, was $121,674 and $23,436, respectively. The Company issues new shares upon option exercises and purchases under the Company’s ESPP.

During 2021, the Company granted 72,808 shares of restricted stock under the 2004 Stock Option Plan. The fair value of restricted stock is calculated based on the closing sale price of the Company's common stock on the date of issuance. As of December 31, 2021, 33,665 shares were vested, 9,143 shares were forfeited in lieu of paying withholding taxes on the vesting of restricted stock and 30,000 shares remain restricted.

The Company recorded stock-based compensation expense of $698,173 and $599,117 for 2021 and 2020, respectively.

4. Inventories

Inventories consist of the following:

	December 31,
	2021	2020
Purchased components	$422,093	$716,848
Finished goods	284,460	334,434
	$706,553	$1,051,282

The Company recorded an inventory write down of $400,000 upon the transfer to R&D of Quell electronic components intended for use in development of new products for disease specific pain indications.

5. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2021	2020
Computer and laboratory equipment	3	$913,966	$905,966
Furniture and equipment	3	241,413	241,413
Production equipment	7	284,069	216,000
Leasehold improvements	*	65,395	141,485
		1,504,843	1,504,864
Less – accumulated depreciation		(1,306,140)	(1,321,370)
		$198,703	$183,494

*Lesser of life of lease or estimated useful life.

Depreciation expense was $76,378 and $89,954 for 2021 and 2020, respectively. During the year ended December 31, 2021, the Company disposed of fully depreciated property and equipment with an original cost of $131,731 and accumulated depreciation of $91,608, resulting in a loss on disposal in the amount of $40,123.

NeuroMetrix, Inc.

Notes to Financial Statements

6. Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Professional services	$109,000	$343,000
Compensation	440,474	49,837
Advertising and promotion	1,000	31,000
Warranty	28,400	49,600
Technology fee	—	450,000
Leasehold	60,000	—
Sales tax	108,788	24,493
Other	66,493	50,512
	$814,155	$998,442
The Company reversed accrued technology fees of $450,000 upon the resolution of licensing issues during the year ended December 31, 2021.

7. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2021 and 2020.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020
Federal tax provision (benefit) rate	(21.0)%	(21.0)%
State tax provision, net of federal provision	(4.6)	(4.6)
Permanent items	(2.0)	5.9
Federal research and development credits	(2.0)	—
382 Limitation - NOL and tax credits	—	(1.9)
Other	—	(0.3)
Valuation allowance	29.6	21.9
Effective income tax rate	—	—

NeuroMetrix, Inc.

Notes to Financial Statements

The Company’s deferred tax assets consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$2,247,647	$2,211,161
Research and development credit carryforwards	92,465	43,667
Accrued expenses	117,795	112,995
Inventory reserve	23,396	311,639
Stock-based compensation	325,695	245,988
Right of use asset	134,950	290,268
Other	5,637	—
Total gross deferred tax assets	2,947,585	3,215,718
Valuation allowance	(2,827,759)	(3,012,513)
Deferred tax liabilities:
Lease liability	$(119,826)	$(189,498)
Other	$—	$(13,707)
Net deferred tax assets	$—	$—

At December 31, 2021, the Company had federal net operating loss carryforwards (“NOL”) of approximately $137.8 million, of which $129.2 million began to expire in 2022 and $8.6 million have an indefinite carryforward. At December 31, 2021, the Company had state NOLs of $54.5 million, some of which have an indefinite carryforward, and others that begin to expire in 2025. At December 31, 2021, the Company has federal and state tax credits of approximately $1.8 million and $0.8 million, respectively, which may be available to reduce future taxable income and related taxes thereon. These amounts include tax benefits of approximately $2.5 million and $75,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The Company experienced an ownership change in 2019 as defined under Internal Revenue Service Regulations, which significantly reduced the tax benefits associated with these carryforwards under Internal Revenue Code Sections 382 and 383. The federal NOLs, the state NOLs, and the federal and state research and development credits each began to expire in 2021.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $2.8 million and $3.0 million has been established at December 31, 2021 and 2020, respectively. The Company experienced a change in control during 2019. Accordingly, utilization of their respective consolidated and/ or separately computed NOL's and/ or tax credit carryforwards is subject to an annual limitation for federal tax purposes under Internal Revenue Code Sections 382 and 383. Due to this change in control, the Company estimates that approximately $132.5 million of federal NOL's and/or tax credit carryforwards are effectively eliminated according to the Internal Revenue Code Sections 382 and 383 limitations. A large portion of state NOLs and/ or tax credit carry forwards are also eliminated. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2021 or 2020. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2018 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

NeuroMetrix, Inc.

Notes to Financial Statements

8. Commitments and Contingencies

Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the “Woburn Lease”) extends through September 2025 at a monthly base rent of $13,846 and with a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham lease") extends through February 2022 at a current monthly rent of $41,074, subject to annual increase, and with a 5-year extension option. A letter of credit in the amount of $226,731, secured by the Company's cash balances, was issued by a bank in favor of the Waltham lease landlord. On August 15, 2021 the Company sublet its previously written off Waltham facility to a third party for a monthly base rent of $20,929 for the remaining lease term. For the year ended December 31, 2021 the Company recorded sublet income totaling $125,739 within operating expenses on the Company's Statement of Operations.

The impairment charges recorded within the Company's Statement of Operations for the year ended December 31, 2021 and 2020 were $126,748 and $350,000, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2021:

2022	$247,347
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$696,348

Weighted-average discount rate, 14.9%	$161,133
Lease obligation, current portion	228,506
Lease obligation, net of current portion	306,709
$696,348

Total recorded rent expense net of sublet income was $201,496 and $667,618, for 2021 and 2020, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. Weighted average remaining operating lease term was 3.2 years as of December 31, 2021.

Contingencies

The Company is a party to legal proceedings and claims arising out of the ordinary course of its business. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial condition or results of operations.

NeuroMetrix, Inc.

Notes to Financial Statements

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

	December 31, 2021	Fair Value Measurements at December 31, 2021 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,317,736	$20,317,736	$—	$—
Total	$20,317,736	$20,317,736	$—	$—

	December 31, 2020	Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$2,374,216	$2,374,216	$—	$—
Total	$2,374,216	$2,374,216	$—	$—

10. Retirement Plan

The Company maintains a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2021 and 2020 the Company made no contributions to the plan.

11. Debt

In April 2020 the Company borrowed $773,200 under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act and fully repaid the loan in May 2020.

NeuroMetrix, Inc.

Notes to Financial Statements

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2021	2020
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2021 and 2020; no shares issued and outstanding at December 31, 2021 and 2020	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2021 and 2020, and 200 shares issued and outstanding at December 31, 2021 and 2020, respectively	1	1

Preferred stock activity

As of December 31, 2021, 200 shares of Series B Preferred Stock remained outstanding. There were no preferred stock conversions in 2021.

Other equity activity
In February 2020, the Company entered into an At Market Issuance Sales Agreement, and in October 2021 the Company entered into a new At Market Issuance Sales Agreement (together, the "ATM Agreement") with respect to an at-the-market equity offering program ("ATM program"), under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share, (the "Placement Shares"). The issuance and sale of the Placement Shares by the Company under the ATM Agreement are made pursuant to the Company's effective "shelf" registration statement on Form S-3. During the year ended December 31, 2020, 2,348,619 shares of common stock were issued pursuant to the ATM Agreement for net proceeds of $4,143,431.
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

In May 2021, the Company issued 42,808 shares of restricted common stock with a value of $125,000 under its 2004 Stock Option Plan. As of December 31, 2021, 33,665 shares were vested, 9,143 shares were forfeited in lieu of paying withholding taxes on the vesting of restricted stock and no shares remain restricted.

In August 2021, the Company issued 50,000 shares of fully vested common stock with a value of $78,500 upon the exercise of stock options pursuant to the Company's 2004 Stock Option Plan.

In October 2021, the Company issued 30,000 shares of restricted common stock with a value of $273,000 under its 2004 Stock Option Plan and as of December 31, 2021 they all remain restricted.

During the year ended December 31, 2021, the Company issued 2,756,705 shares of its common stock, pursuant to the ATM Agreement for net proceeds of $19,429,621.

During the year ended December 31, 2021, the Company issued 16,371 shares of fully vested common stock with a value of $43,174 pursuant to the Company's 2010 Employee Stock Purchase Plan.

As of December 31, 2021, the Company had 25,000,000 shares of common stock authorized and 6,680,480 shares issued and outstanding. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

NeuroMetrix, Inc.

Notes to Financial Statements

At December 31, 2021, the Company has reserved authorized shares of common stock for future issuance as follows:

Outstanding stock options	504,045
Possible future issuance under inducement plan	1,250
Possible future issuance under stock option plans	297,602
Possible future issuance under employee stock purchase plan	136,129
Total	939,026
Subsequently from January 1, 2022 to January 27, 2022 the Company issued 292,500 shares of common stock under its ATM program with net proceeds of $1,943,052 and issued 20,000 restricted stock awards under its 2004 Stock Option Plan with a value of $104,200.

13. Management Retention and Incentive Plan

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

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2021
Allowance for Doubtful Accounts	$25,000	$—	$—	$—		$25,000
Deferred Tax Asset Valuation Allowance	3,012,513	2,312,087	—	(2,574,806)	(1)	2,749,794
Accrued Product Returns	545,000		—	(506,000)		39,000
Warranty Reserve	49,600	—	—	(21,200)		28,400
December 31, 2020
Allowance for Doubtful Accounts	$70,000	$—	$—	$(45,000)		$25,000
Deferred Tax Asset Valuation Allowance	2,208,843	3,427,540	—	(2,623,870)	(1)	3,012,513
Accrued Product Returns	689,000	—	—	(144,000)		545,000
Warranty Reserve	75,300	—	—	(25,700)		49,600

(1)Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.
S-1