Form 10-Q
period 2022-03-31
NeuroMetrix, Inc.
filed 2022-04-26
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,130,091 shares of common stock, par value $0.0001 per share, were outstanding as of April 25, 2022.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2022

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,769,380	$22,572,104
Accounts receivable, net	683,319	310,818
Inventories	711,936	706,553
Prepaid expenses and other current assets	422,616	598,384
Total current assets	25,587,251	24,187,859

Fixed assets, net	184,346	198,703
Right of use asset	450,374	475,230
Other long-term assets	26,400	26,400
Total assets	$26,248,371	$24,888,192

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$360,855	$284,036
Accrued expenses and compensation	1,207,008	814,155
Accrued product returns	11,000	39,000
Lease obligation, current	148,391	228,506
Total current liabilities	1,727,254	1,365,697

Lease obligation, net of current portion	283,209	306,709
Total liabilities	2,010,463	1,672,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2022 and December 31, 2021; 7,006,055 and 6,694,296 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	701	669
Additional paid-in capital	224,359,025	222,378,373
Accumulated deficit	(200,121,819)	(199,163,257)
Total stockholders’ equity	24,237,908	23,215,786
Total liabilities and stockholders’ equity	$26,248,371	$24,888,192

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2022	2021

Revenues	$2,302,391	$2,155,472

Cost of revenues	508,874	576,289

Gross profit	1,793,517	1,579,183

Operating expenses:
Research and development	710,577	233,277
Sales and marketing	858,839	393,825
General and administrative	1,186,091	1,012,276

Total operating expenses	2,755,507	1,639,378

Loss from operations	(961,990)	(60,195)

Other income	3,428	412

Net loss	$(958,562)	$(59,783)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.14)	$(0.02)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	200	$1	3,807,555	$380	$202,129,194	$(196,881,800)	$5,247,775
Stock-based compensation expense	—	—	—	—	68,863	—	68,863
Issuance of common stock under employee stock purchase plan	—	—	2,408	1	4,196	$—	$4,197
Net loss	—	—	—	—	—	(59,783)	(59,783)
Balance at March 31, 2021	200	$1	3,809,963	$381	$202,202,253	$(196,941,583)	$5,261,052

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2021	200	$1	6,664,296	$669	$222,378,373	$(199,163,257)	$23,215,786
Stock-based compensation expense	—	—	—	—	37,632	—	37,632
Issuance of common stock under at the market offering	—	—	292,500	29	1,943,023	$—	$1,943,052
Vesting of restricted stock under option plan	—	—	1,759	3	(3)	—	—
Net loss	—	—	—	—	—	(958,562)	(958,562)
Balance at March 31, 2022	200	$1	6,958,555	$701	$224,359,025	$(200,121,819)	$24,237,908
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(958,562)	$(59,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,877	22,182
Stock-based compensation	37,632	68,863
Impairment charge against right of use asset	—	126,748
Loss on disposal of fixed assets	6,875	—
Changes in operating assets and liabilities:
Accounts receivable	(372,501)	(143,392)
Inventories	(5,383)	71,656
Prepaid expenses and other current and long-term assets	37,009	(16,043)
Accounts payable	76,819	238,932
Accrued expenses and compensation	452,853	(332,953)
Accrued product returns	(28,000)	(10,000)
Net cash used in operating activities	(740,381)	(33,790)

Cash flows from investing activities:
Purchases of fixed assets	(5,395)	(21,453)
Net cash used in investing activities	(5,395)	(21,453)

Cash flows from financing activities:
Net proceeds from issuance of stock	1,943,052	4,197
Deferred stock issuance costs paid	—	$(30,000)
Net cash provided (used in) by financing activities	1,943,052	(25,803)

Net increase (decrease) in cash and cash equivalents	1,197,276	(81,046)
Cash and cash equivalents, beginning of period	22,572,104	5,226,213
Cash and cash equivalents, end of period	$23,769,380	$5,145,167

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2022

1.Business and Basis of Presentation

Our Business-An Overview

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

The Company held cash and cash equivalents of $23.8 million as of March 31, 2022. The Company has a history of operating losses and has financed its operations primarily from sales of equity, from collaboration milestone payments, and from sales of its products. The Company believes that its present balance of cash resources coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons. These include the effects of the Covid-19 pandemic on sales, procurement of production materials, and maintenance of critical staffing. They could also include changes the Company may make to its business strategy that affect operating expenses, regulatory developments, changes to research and development spending plans; and other items affecting the Company's projected uses of cash.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2022, unaudited statements of operations, changes in stockholders' equity for the quarters ended March 31, 2022 and 2021 and cash flows for the quarters ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2021 does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 28, 2022 (File No. 001-33351).

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. Allowance for doubtful accounts was $25,000 as of March 31, 2022 and December 31, 2021.

One customer accounted for 43% and 36% of total revenues in the quarters ended March 31, 2022 and 2021, respectively. Three customers accounted for 55% and two customers accounted for 35% of accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

Stock-based Compensation

Total compensation cost related to non-vested awards not yet recognized at March 31, 2022 was $93,991. The total compensation costs are expected to be recognized over a weighted-average period of 3.4 years.

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

2.     Comprehensive Loss

For the quarters ended March 31, 2022 and 2021, the Company had no components of other comprehensive loss other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended March 31,
	2022	2021
Net loss applicable to common stockholders	$(958,562)	$(59,783)

Weighted average number of common shares outstanding, basic	6,893,164	3,796,120
Weighted average number of common shares outstanding, dilutive	6,893,164	3,796,120

Net loss per common share applicable to common stockholders, basic and diluted	$(0.14)	$(0.02)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2022	2021
Options	510,256	368,510
Convertible preferred stock	62	62
Total	510,318	368,572

4.     Inventories

Inventories consist of the following:

	March 31, 2022	December 31, 2021
Purchased components	$413,653	$422,093
Finished goods	298,283	284,460
	$711,936	$706,553

5.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2022	December 31, 2021
Professional services	$156,000	$109,000
Compensation	825,698	440,474
Warranty	24,800	28,400
Leasehold	$—	$60,000
Sales Tax	$139,507	$108,788
Other	61,003	67,493
	$1,207,008	$814,155

6.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option.

Future minimum lease payments under non-cancellable operating leases as of March 31, 2022 are as follows:

2022	124,339
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$573,340

Discount rate, 15%	$141,740
Lease obligation, current portion	148,391
Lease obligation, net of current portion	283,209
$573,340

The Company's lease on its former corporate office in Waltham, Massachusetts expired in February 2022. During the first quarter of 2021, the Company recorded an impairment charge of $126,748 on that idle facility which was being offered for sublet. In the first quarter of 2022, a $60,000 reduction in rent expense was recorded upon return of the facility to the lessor. The letter of credit issued by a bank in favor of the Waltham facility was released. For the quarter ended March 31, 2022, the Company recorded sublet income totaling $22,795 within operating expenses on the Company's Statement of Operations.

Total recorded rent expense was $24,754 and $166,904, for the quarters ended March 31, 2022 and 2021, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. The remaining operating lease term was 3.7 years as of March 31, 2022.

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

		Fair Value Measurements at March 31, 2022 Using
	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,821,291	$20,821,291	$—	$—
Total	$20,821,291	$20,821,291	$—	$—

		Fair Value Measurements at December 31, 2021 Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,317,736	$20,317,736	$—	$—
Total	$20,317,736	$20,317,736	$—	$—

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2022	December 31, 2021
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2022 and December 31, 2021; 200 shares issued and outstanding at March 31, 2022 and December 31, 2021	$1	$1

2022 equity activity

In January 2022, the Company issued 292,500 shares of common stock under its ATM program with net proceeds of $1,943,052 and issued 20,000 restricted stock awards under its 2004 Stock Option Plan with a value of $104,200.

As of March 31, 2022, the Company has issued 47,500 restricted stock awards that remain unvested. At December 31, 2021 the Company had 30,000 restricted stock awards that were unvested.

Subsequent to March 31, 2022, under its 2004 Stock Option Plan, the Company issued 76,000 restricted stock awards with a value of $326,040 to employees as long term incentives (LTI) and 49,084 shares of fully vested common stock with a value of $210,567 in settlement of management incentive compensation.

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

DPNCheck is our testing technology for peripheral neuropathies. It is designed to address unmet physician needs in the assessment of peripheral neuropathy risk, particularly in value-based care models such as Medicare Advantage. The technology is well-suited to this task given its ease of use, rapid testing, quantitative results, and overall high sensitivity and specificity. DPNCheck has been evaluated in numerous clinical studies. It contributes attractive gross margins and has posted average revenue growth exceeding 20% over the past five years through December 31, 2021. We believe there is significant, accessible opportunity to expand DPNCheck usage. Towards that goal, we are investing in commercial resources and in the technology itself. Our next generation DPNCheck technology, targeted for commercial launch in 2022, will further enhance the user experience and improve our manufacturing efficiency.

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

Recent Developments

Breakthrough Device Designation for Quell fibromyalgia indication - In 2021, Quell received Breakthrough Device Designation (BDD) from the FDA for a fibromyalgia indication. A pivotal clinical study of Quell for fibromyalgia was completed, and the indication is currently the subject of an FDA De Novo request, the outcome of which is expected during the second half of 2022. A positive FDA decision could lead to commercial launch in late 2022 or early 2023. We plan a similar approach with other disease indications involving chronic pain and associated syndromes. These include chemotherapy induced peripheral neuropathy (CIPN) and, potentially, chronic overlapping pain conditions (COPC) and restless leg syndrome (RLS). We intend to end sales of the current OTC version of Quell in advance of the launch of the Quell fibromyalgia indication. Our focus would then be on the development of a Quell prescription portfolio for disease-specific indications where we would have unique product offerings without direct, non-pharmaceutical competition.

Breakthrough Device Designation for Chronic Chemotherapy CIPN indication - In January 2022, Quell received BDD from the FDA for reducing moderate to severe symptoms of chemotherapy induced peripheral neuropathy that have persisted for at least six months following the end of chemotherapy. A National Cancer Institute (NCI) funded, multi-center, double blind, randomized, sham-controlled trial of Quell in CIPN is currently ongoing. The study is expected to complete by the end of 2022. Depending on the outcome of the trial, we hope to be positioned for an FDA filing in 2023.

Equity sales – We secured $1.94 million in net proceeds from equity sales in the first quarter of 2022. We maintain a debt-free, common stock only equity capital structure, and adequate cash resources to support operations and our growth initiatives.

COVID-19 - The ongoing COVID-19 pandemic continues to adversely affect our business. It is difficult to quantify the disruption to our markets and customers; however, we believe the effects have been more pronounced in the diagnostic testing markets for DPNCheck and ADVANCE, and less pronounced in the consumer retail markets for Quell. Generally, we see continued purchases of testing consumables by existing customers but with less predictability than in the past. Also, our growth via new customer acquisition has been lower due to the marketing challenges resulting from COVID-19 restrictions.

We have been able to maintain our business operations during the past two years while prioritizing employee safety. On-premises staffing in production and fulfillment has successfully met our business requirements. Other functional areas including R&D, sales and marketing, and administration have been a blend of on-premises and remote work. These functional areas have been disadvantaged to a degree by the pandemic.

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

Results of Operations

Comparison of Quarters Ended March 31, 2022 and March 31, 2021

	Three months ended March 31,		Increase (Decrease)
	2022	2021	Amount	Percent

Revenues	$2,302,391	$2,155,472	$146,919	6.8%
Gross profit	1,793,517	1,579,183	$214,334	13.6%
–% of revenues	77.9%	73.3%		4.6%
Operating expenses	2,755,507	1,639,378	$1,116,129	68.1%
Other income, net	3,428	412	$3,016	732.0%
Net loss	$(958,562)	$(59,783)	$898,779	1,503.4%
Net loss per common share	$(0.14)	$(0.02)	$0.12	600.0%

Revenues

Revenues for the first quarter of 2022 increased by $147 thousand or 6.8% from the first quarter of 2021. DPNCheck contributed the majority of revenues in both quarters. It posted revenue growth of 15.6% in the first quarter of 2022, attributable to new Medicare Advantage customers and to sales price increases. Quell revenue declined in the first quarter of 2022 with lower advertising spending and an emphasis on product line profitability. Our legacy ADVANCE revenues also declined with the continuing erosion of the customer base.

Gross Profit

Gross profit for the first quarter of 2022 increased by $214 thousand or 13.6% from the first quarter of 2021. The increase reflected growth in revenues plus increased weighting of our higher margin DPNCheck business within total revenues, which expanded by 460 basis points to 77.9% in comparison with the first quarter of 2021.

Operating Expenses

Operating expenses increased in the first quarter of 2022 by $1,116 thousand or 68.1% from the first quarter of 2021. The increase reflects investment in our DPNCheck initiatives to drive future growth, including the restructuring and expansion of our commercial capabilities and bringing to market our next generation testing technology. The increase also includes early regulatory costs and a market analysis related to potential Quell disease-specific indications.

Research and development spending in the first quarter of 2022 of $711 thousand was $477 thousand higher than the first quarter of 2021 which benefited from a $450 thousand reversal of previously accrued technology costs upon the expiry of the relevant statute of limitations. Sales and marketing spending of $859 thousand increased by $465 thousand over the first quarter of 2021. The increase was attributable to personnel costs of $393 thousand greater than the prior year quarter reflecting new employee hires, employee severance costs and an increase in advertising and consulting costs of $61 thousand. General and administrative costs of $1,186 thousand included an increase of $147 thousand in personnel costs related to employee severance costs and the restoration of previously reduced executive compensation. Professional costs in the first quarter of 2022 were greater than the first quarter of 2021 by $58 thousand offset by a savings of $60 thousand upon vacating a previously leased facility.

Net loss

The net loss in 2022 increased by $899 thousand from 2021. Similarly, net loss per common share increased to ($0.14) per common share in the first quarter of 2022 from ($0.02) per common share in the first quarter of 2021. Increased common shares outstanding in the first quarter of 2022 partially offset the effect of a greater net loss in that period.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	Three months ended March 31,		December 31,
	2022	2021	2021

Cash and cash equivalents	$23,769,380	$5,145,167	$22,572,104
Working capital	$23,859,997	$4,877,410	$22,822,162
Current ratio	14.8	3.3	17.7
Net debt position	$(21,758,917)	$(2,685,347)	$(20,899,698)
Days sales outstanding	19.4	17.0	14.1
Inventory turnover	2.9	2.3	2.2

Our primary sources of liquidity are cash and cash equivalents, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of March 31, 2022, we had $23.8 million in cash and cash equivalents, working capital of $23.9 million, and a current ratio of 14.8. We had no term debt or borrowings which contributes to negative net debt positions at the end of the quarter.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO at March 31, 2022 in comparison with December 31, 2021 reflects the timing of shipments during the first quarter of 2022. Inventory turnover rate has improved slightly during the quarter ended March 31, 2022, reflecting the timing effects on inventory receipts rather than a change in inventory management.

Cash Flows

	Three months ended March 31,
	2022	2021	Change

Net cash provided by (used in):
–Operating activities	$(740,381)	$(33,790)	$(706,591)
–Investing activities	(5,395)	(21,453)	16,058
–Financing activities	1,943,052	(25,803)	1,968,855
Net change in cash and cash equivalents	$1,197,276	$(81,046)

Operating activities
Operations cash usage in the first quarter of 2022 increased by $707 thousand from the prior year quarter reflecting the increased net loss and non-cash adjustments in the components of working capital.

Investing activities

Investing activities reflect our purchases of fixed assets for use in production and in research and development. There were $5 thousand of capitalized costs in the first quarter of 2022.

Financing activities

Equity sales in the first quarter of 2022 contributed $1.94 million. Common shares were sold to investors utilizing the Company's at-the-market (ATM) facility.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We do not expect any such potential items to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

April 26, 2022	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

April 26, 2022	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer