Form 10-Q
period 2022-06-30
NeuroMetrix, Inc.
filed 2022-07-21
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,130,487 shares of common stock, par value $0.0001 per share, were outstanding as of July 20, 2022.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2022

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,002,329	$22,572,104
Held-to-maturity securities	16,965,817	—
Accounts receivable, net	547,775	310,818
Inventories	869,378	706,553
Prepaid expenses and other current assets	241,651	598,384
Total current assets	24,626,950	24,187,859

Fixed assets, net	178,983	198,703
Right of use asset	424,720	475,230
Other long-term assets	26,400	26,400
Total assets	$25,257,053	$24,888,192

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$400,572	$284,036
Accrued expenses and compensation	1,030,607	814,155
Accrued product returns	8,000	39,000
Lease obligation, current	148,391	228,506
Total current liabilities	1,587,570	1,365,697

Lease obligation, net of current portion	258,912	306,709
Total liabilities	1,846,482	1,672,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2022 and December 31, 2021; 7,133,724 and 6,694,296 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	713	669
Additional paid-in capital	224,691,599	222,378,373
Accumulated deficit	(201,281,742)	(199,163,257)
Total stockholders’ equity	23,410,571	23,215,786
Total liabilities and stockholders’ equity	$25,257,053	$24,888,192

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$2,138,301	$2,213,499	$4,440,692	$4,368,971

Cost of revenues	686,121	558,221	1,194,995	1,134,510

Gross profit	1,452,180	1,655,278	3,245,697	3,234,461

Operating expenses:
Research and development	915,799	641,525	1,626,376	874,802
Sales and marketing	566,598	269,493	1,425,437	663,318
General and administrative	1,180,101	1,276,223	2,366,192	2,288,499

Total operating expenses	2,662,498	2,187,241	5,418,005	3,826,619

Loss from operations	(1,210,318)	(531,963)	(2,172,308)	(592,158)

Other income	50,395	379	53,823	791

Net loss	$(1,159,923)	$(531,584)	$(2,118,485)	$(591,367)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.17)	$(0.13)	$(0.30)	$(0.15)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2020	200	$1	3,807,555	$380	$202,129,194	$(196,881,800)	$5,247,775
Stock-based compensation expense	—	—	—	—	68,863	—	68,863
Issuance of common stock under at the market offering	—	—	2,408	1	4,196	—	4,197
Net loss	—	—	—	—	—	(59,783)	(59,783)
Balance at March 31, 2021	200	1	3,809,963	381	202,202,253	(196,941,583)	5,261,052
Stock-based compensation expense	—	—	—	—	319,863	—	319,863
Issuance of common stock under at the market offering	—	—	1,207,681	121	3,766,727	—	3,766,848
Issuance of common stock under employee stock purchase plan	—	—	7,055	1	18,949	—	18,950
Vesting of restricted stock under equity plan	—	—	13,911	3	(3)	—	—
Net loss	—	—	—	—	—	(531,584)	(531,584)
Balance at June 30, 2021	200	$1	5,038,610	$506	$206,307,789	$(197,473,167)	$8,835,129

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2021	200	$1	6,664,296	$669	$222,378,373	$(199,163,257)	$23,215,786
Stock-based compensation expense	—	—	—	—	37,632	—	37,632
Issuance of common stock under at the market offering	—	—	292,500	29	1,943,023	—	1,943,052
Vesting of restricted stock under equity plan	—	—	1,759	3	(3)	—	—
Net loss	—	—	—	—	—	(958,562)	(958,562)
Balance at March 31, 2022	200	1	6,958,555	701	224,359,025	(200,121,819)	24,237,908
Stock-based compensation expense	—	—	—	—	109,340	—	109,340
Issuance of common stock under employee stock purchase plan	—	—	2,503	—	7,829	—	7,829
Issuance of common stock to settle compensation obligation	—	—	50,213	5	215,412	—	215,417
Vesting of restricted stock under equity plan	—	—	3,120	7	(7)	—	—
Net loss	—	—	—	—	—	(1,159,923)	(1,159,923)
Balance at June 30, 2022	200	$1	7,014,391	$713	$224,691,599	$(201,281,742)	$23,410,571

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,118,485)	$(591,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,277	79,511
Stock-based compensation	146,972	388,726
Issuance of common stock to settle compensation obligations	26,019	—
Impairment charge against right of use asset	—	126,748
Loss on disposal of fixed assets	6,875	—
Accretion of interest income on held-to-maturity securities	(37,275)	—
Changes in operating assets and liabilities:
Accounts receivable	(236,957)	(122,736)
Inventories	(162,825)	22,128
Prepaid expenses and other current and long-term assets	219,331	28,823
Accounts payable	116,536	147,444
Accrued expenses and compensation	465,850	(148,015)
Accrued product returns	(31,000)	(500,000)
Net cash used in operating activities	(1,578,682)	(568,738)

Cash flows from investing activities:
Purchases of held-to-maturity securities	(16,928,542)	—
Purchases of fixed assets	(13,432)	(83,273)
Net cash used in investing activities	(16,941,974)	(83,273)

Cash flows from financing activities:
Net proceeds from issuance of stock	1,950,881	3,789,995
Net cash provided by financing activities	1,950,881	3,789,995

Net (decrease) increase in cash and cash equivalents	(16,569,775)	3,137,984
Cash and cash equivalents, beginning of period	22,572,104	5,226,213
Cash and cash equivalents, end of period	$6,002,329	$8,364,197

Supplemental disclosure of cash flow information:
Issuance of common stock to settle compensation obligation	$189,398	$—

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2022

1.Business and Basis of Presentation

Our Business-An Overview

NeuroMetrix, Inc. (the "Company" or "NeuroMetrix") develops and commercializes health care products that utilize non-invasive neurostimulation. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration ("FDA") and regulators in foreign jurisdictions where appropriate. The Company has two primary products. DPNCheck® is a diagnostic device that provides rapid, point-of-care detection of peripheral neuropathies. Quell® is a wearable neuromodulation technology indicated for treatment of fibromyalgia symptoms and chronic lower extremity pain.

The Company held cash, cash equivalents and held-to-maturity securities totaling $23.0 million as of June 30, 2022. The Company has a history of operating losses and has financed its operations primarily from sales of equity, sales of its products and third party development collaboration payments. The Company believes that its present balance of cash and securities resources coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons. These include the effects of the Covid-19 pandemic on sales, procurement of production materials, and maintenance of critical staffing. They could also include changes the Company may make to its business strategy that affect operating expenses, regulatory developments, changes to research and development spending plans; and other items affecting the Company's projected uses of cash.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2022, unaudited statements of operations, changes in stockholders' equity for the quarters and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2021 does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on January 28, 2022 (File No. 001-33351).

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. Allowance for doubtful accounts was $25,000 as of June 30, 2022 and December 31, 2021.

One customer accounted for 34% and 39% of total revenues in the quarter and six months ended June 30, 2022, respectively. One customer accounted for 26% and 31% of total revenues in the quarter and six months ended June 30, 2021, respectively. One customer accounted for 40% and two customers accounted for 35% of accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

Held-To-Maturity Securities

The Company's investments in held-to-maturity securities consist of investment grade U.S. Treasury obligations, commercial paper and corporate bonds with maturity dates of less than 365 days. The Company has the ability and intention to hold these securities until maturity. Accordingly, these securities are recorded in the Company's balance sheet at amortized cost and interest is recorded within other income on the Company's statement of operations. The market value of the held-to-maturity securities at June 30, 2022 was $16,796,840.

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

2.     Comprehensive Loss

For the quarters and six months ended June 30, 2022 and 2021, the Company had no components of other comprehensive loss other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss applicable to common stockholders	$(1,159,923)	$(531,584)	$(2,118,485)	$(591,367)

Weighted average number of common shares outstanding, basic and dilutive	7,009,775	4,169,764	6,951,792	3,990,844

Net loss per common share applicable to common stockholders, basic and diluted	$(0.17)	$(0.13)	$(0.30)	$(0.15)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	June 30,
	2022	2021
Options	523,505	554,045
Unvested restricted stock awards	119,333	21,404
Unvested restricted stock units	161,764	—
Convertible preferred stock	62	62
Total	804,664	575,511

4.     Inventories

Inventories consist of the following:

	June 30, 2022	December 31, 2021
Purchased components	$453,610	$422,093
Finished goods	415,768	284,460
	$869,378	$706,553

5.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	June 30, 2022	December 31, 2021
Professional services	$224,000	$109,000
Compensation	543,075	440,474
Warranty	21,700	28,400
Leasehold	—	60,000
Sales tax	127,828	108,788
Other	114,004	67,493
	$1,030,607	$814,155

6.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facility extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option.

Future minimum lease payments under this non-cancellable operating lease as of June 30, 2022 are as follows:

2022	$82,892
2023	165,785
2024	165,785
2025	117,431
Total minimum lease payments	$531,893

Discount rate, 15%	$124,590
Lease obligation, current portion	148,391
Lease obligation, net of current portion	258,912
$531,893

The Company's lease on its former corporate office in Waltham, Massachusetts expired in February 2022. During the first quarter of 2021, the Company recorded an impairment charge of $126,748 on that idle facility which was being offered for sublet. In the first quarter of 2022, a $60,000 reduction in rent expense was recorded upon return of the facility to the lessor. The letter of credit issued by a bank in favor of the Waltham facility was released. For the six months ended June 30, 2022, the Company recorded sublet income totaling $22,795 within operating expenses on the Company's statement of operations.

Total recorded rent expense was $46,102 and $57,453, for the quarters ended June 30, 2022 and 2021, respectively. Total recorded rent expense was $70,856 and $224,357 for the six months ended June 30, 2022 and 2021, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term. The remaining operating lease term was 3.2 years as of June 30, 2022.

7.     Fair Value Measurements

Assets and liabilities that are measured at fair value are presented below. All Company assets and liabilities measured at fair value utilize Level 1 inputs (i.e. quoted prices (unadjusted) in active markets for identical assets or liabilities).

		Fair Value Measurements at June 30, 2022 Using
	June 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,030,666	$5,030,666	$—	$—
Total	$5,030,666	$5,030,666	$—	$—

		Fair Value Measurements at December 31, 2021 Using
	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$20,317,736	$20,317,736	$—	$—
Total	$20,317,736	$20,317,736	$—	$—

The Company's cash equivalents consist of money market accounts.

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2022	December 31, 2021
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at June 30, 2022 and December 31, 2021; 200 shares issued and outstanding at June 30, 2022 and December 31, 2021	$1	$1

2022 equity activity

In January 2022, the Company issued 292,500 shares of common stock under an at-the-market (ATM) equity offering program with net proceeds of $1,943,052 and issued 20,000 restricted stock awards under its 2004 Stock Option Plan with a value of $104,200. In April 2022, the Company issued 76,000 shares of restricted common stock under its 2022 Equity Incentive Plan with a value of $326,000 to employees as long term incentives (LTI) and issued 50,213 shares of fully vested common stock with a value of $215,417 in settlement of management incentive compensation. In May 2022, the Company issued 161,764 restricted stock units with a value of $550,000 as LTI to its management and directors under its 2022 Equity Incentive Plan. In June 2022, the Company issued 2,503 shares of fully vested common stock with a value of $7,829 pursuant to the Company's Employee Stock Purchase Plan. As of June 30, 2022, the Company had issued 119,333 shares of restricted common stock and 161,764 restricted stock units that remain unvested. At December 31, 2021 the Company had issued 30,000 shares of restricted common stock that were unvested. Total compensation cost related to non-vested awards not yet recognized at June 30, 2022 was $1,183,449. These unrecognized costs are expected to be recognized over a weighted-average period of 2.5 years.

2021 equity activity

In January 2021, the Company issued 2,408 shares of fully vested common stock with a value of $4,197 pursuant to the Company's Employee Stock Purchase Plan. In May 2021, the Company issued 42,808 shares of restricted common stock with a value of $125,000 under its 2004 Stock Option Plan. As of June 30, 2021, 13,911 of these shares were vested, 7,493 shares were forfeited to settle withholding taxes on the vesting and 21,404 remain restricted. In June 2021, the Company issued 7,055 shares of fully vested common stock with a value of $18,950 pursuant to the Company's Employee Stock Purchase Plan. During the six months ended June 30, 2021, the Company issued 1,207,681 shares of its common stock, under the ATM for net proceeds of $3,766,848.

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

DPNCheck is our testing technology for peripheral neuropathies. It is designed to address unmet physician needs in the assessment of peripheral neuropathy risk, particularly in value-based care models such as Medicare Advantage. The technology is well-suited to this task given its ease of use, rapid testing, quantitative results, and overall high sensitivity and specificity. DPNCheck has been evaluated in numerous clinical studies. It contributes attractive gross margins and has posted average revenue growth exceeding 20% over the past five years through December 31, 2021. We believe there is significant, accessible opportunity to expand DPNCheck usage. Towards that goal, we are investing in commercial resources and in the technology itself. Our next generation DPNCheck technology, targeted for commercial launch in late 2022, will further enhance the user experience and improve our manufacturing efficiency.

Quell is our wearable neuromodulation technology for chronic pain and associated syndromes. Patients control and personalize the technology via a mobile phone app and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. Quell is currently sold over-the-counter (OTC) for the management of lower extremity chronic pain. Its technological sophistication, combined with our extensive consumer experience and the compelling results of recent clinical studies provide the opportunity to leverage the technology platform into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics. The first product in that portfolio will be a Quell fibromyalgia indication which was recently approved for marketing by the FDA under a De Novo regulatory filing.

ADVANCE is our legacy neurodiagnostic technology primarily used for the diagnosis and screening of Carpal Tunnel Syndrome (CTS). The technology has been marketed since 2008. While we no longer market ADVANCE devices, we continue to provide disposable electrodes to a loyal base of hand surgeons and manufacturers for industrial health use.

Recent Developments

Breakthrough Device Designation for Quell fibromyalgia indication - In 2021, Quell received Breakthrough Device Designation (BDD) from the FDA for a fibromyalgia indication. A pivotal clinical study of Quell for fibromyalgia was completed, and the indication was authorized for marketing by the FDA under a De Novo regulatory filing. We are planning a limited commercial launch in late 2022 to guide our marketing approach. We plan a similar approach with other disease indications involving chronic pain and associated syndromes. These include chemotherapy induced peripheral neuropathy (CIPN) and, potentially, chronic overlapping pain conditions (COPC) and restless leg syndrome (RLS). We intend to end sales of the current OTC version of Quell in advance of the launch of the Quell fibromyalgia indication. Our focus would then be on the development of a Quell prescription portfolio for disease-specific indications where we would have unique product offerings without direct, non-pharmaceutical competition.

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

Equity sales – We secured $1.95 million in net proceeds from equity sales in the first half of 2022. We maintain a debt-free, primarily common stock equity capital structure, and adequate funding resources to support operations and our growth initiatives.

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

We plan to continue with our present blend of staff activity until we have greater clarity on the opportunities and risks of a more personally interactive business model. The extent to which COVID-19 affects future operations will depend on new developments which are uncertain and cannot be predicted with confidence, including the pandemic duration, severity, vaccination effectiveness, and treatments available to those with severe COVID-19 symptoms. Also uncertain are the potential effects on our business of the economic impacts from the pandemic including inflation, electronic parts and components availability, labor availability and costs, and other issues.

Results of Operations

Comparison of Quarters Ended June 30, 2022 and 2021

	Quarter ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent

Revenues	$2,138,301	$2,213,499	$(75,198)	(3.4)%
Gross profit	$1,452,180	$1,655,278	$(203,098)	(12.3)%
–% of revenues	67.9%	74.8%		(6.9)%
Operating expenses	$2,662,498	$2,187,241	$475,257	21.7%
Other income, net	$50,395	$379	$50,016	13,196.8%
Net loss	$(1,159,923)	$(531,584)	$628,339	118.2%
Net loss per common share	$(0.17)	$(0.13)	$0.04	30.8%

Revenues

Revenues for the second quarter of 2022 decreased by $75 thousand or 3.4% from the second quarter of 2021. DPNCheck contributed the majority of revenues in both quarters. It posted revenue growth of 13.6% in the second quarter of 2022, attributable to increased device placements both domestic and international, as well as increased biosensor shipments. Quell revenue declined in the second quarter of 2022 with lower advertising spending and an emphasis on product line profitability. Our legacy ADVANCE revenues also declined due to continuing erosion of the customer base.

Gross Profit

Gross profit for the second quarter of 2022 decreased by $203 thousand or 12.3% from the second quarter of 2021. The decrease reflected the decline in revenues exacerbated by increases in cost of goods sold to secure essential electronic components for the manufacture of our devices.

Operating Expenses

Operating expenses increased in the second quarter of 2022 by $475 thousand or 21.7% from the second quarter of 2021. The increase reflects investment in our DPNCheck initiatives to drive future growth, including the expansion of our commercial capabilities and bringing to market our next generation testing technology. The increase also includes regulatory and development costs related to the Quell disease-specific indications portfolio.

Research and development spending in the second quarter of 2022 of $916 thousand was $274 thousand higher than the second quarter of 2021 attributable to expanded outside engineering services. Sales and marketing spending of $567 thousand increased by $297 thousand over the second quarter of 2021. The increase was attributable to personnel costs of $259 thousand greater than the prior year quarter reflecting costs of the new commercial team supporting DPNCheck. General and administrative costs of $1.2 million in the second quarter of 2022 decreased by $96 thousand primarily due to lower personnel costs.

Net loss

The net loss in the second quarter of 2022 increased by $628 thousand from the second quarter of 2021. Similarly, net loss per common share increased to ($0.17) per common share in the second quarter of 2022 from ($0.13) per common share in the second quarter of 2021. The increase in the number of our common shares outstanding in the second quarter of 2022 partially offset the per share effect of a greater net loss in that period.

Comparison of Six Months Ended June 30, 2022 and 2021

	Six months ended June 30,		Increase (Decrease)
	2022	2021	Amount	Percent

Revenues	$4,440,692	$4,368,971	$71,721	1.6%
Gross profit	$3,245,697	$3,234,461	$11,236	0.3%
–% of revenues	73.1%	74.0%		(0.9)%
Operating expenses	$5,418,005	$3,826,619	$1,591,386	41.6%
Other income, net	$53,823	$791	$53,032	6,704.4%
Net loss	$(2,118,485)	$(591,367)	$1,527,118	258.2%
Net loss per common share	$(0.30)	$(0.15)	$0.15	100.0%

Revenues

Revenues for the first half of 2022 increased by $72 thousand or 1.6% from the first half of 2021. DPNCheck contributed the majority of revenues in both quarters. It posted revenue growth of 14.6% in the first half of 2022, primarily attributable to increased biosensor shipments both domestic and international. Quell revenue declined in the first half of 2022 with lower advertising spending and an emphasis on product line profitability. Our legacy ADVANCE revenues also declined with the continuing erosion of the customer base.

Gross Profit

Gross profit for the first half of 2022 increased slightly by $11 thousand or 0.3% from the first half of 2021. Gross profit as a percent of revenue was approximately flat between the comparable periods.

Operating Expenses

Operating expenses increased in the first half of 2022 by $1.6 million or 41.6% from the first half of 2021. The increase includes a research and development benefit in 2021 of $450 thousand from reversal of previously accrued technology fees upon the expiry of the relevant statute of limitations. Excluding the one-time research and development benefit in 2021, the increase in operating expenses between the periods was $1.1 million or 27%. The increase in spending reflects investment in DPNCheck initiatives to drive future growth, including the expansion of DPNCheck commercial capabilities and product initiatives for the Medicare Advantage market. The increase also reflects regulatory and product development investments related to the emerging Quell portfolio for disease-specific indications.

Research and development spending in the first half of 2022 of $1.6 million was $752 thousand higher than the first half of 2021. Adjusting for the one-time technology credit in 2021, the research and development spending increase of $301 thousand or 23% encompasses product development efforts for both DPNCheck and Quell. Sales and marketing spending of $1.4 million increased by $762 thousand due to the addition of a new commercial team for DPNCheck. General and administrative costs of $2.4 million increased by $78 thousand or 3.4% primarily due to inflation

Net loss

The net loss for the first half of 2022 increased by $1.5 million from 2021. Similarly, net loss per common share increased to ($0.30) per common share in the first half of 2022 from ($0.15) per common share in the first half of 2021. The increase in the number of common shares outstanding in the first half of 2022 partially offset the effect of a greater net loss in that period.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	June 30,		December 31,
	2022	2021	2021

Cash, cash equivalents and securities	$22,968,146	$8,364,197	$22,572,104
Working capital	$23,039,380	$8,448,353	$22,822,162
Current ratio	15.5	6.3	17.7
Days sales outstanding	25.9	19.0	14.1
Inventory turnover	3.5	2.2	2.2

Our primary sources of liquidity are cash, cash equivalents, held-to-maturity securities, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of June 30, 2022, we held $23.0 million in cash, cash equivalents, and held-to-maturity securities. Working capital was $23.0 million, and the current ratio was 15.5. The Company had no term debt or borrowings.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO at June 30, 2022 in comparison with December 31, 2021 reflects the timing of shipments during the first half of 2022. The inventory turnover rate reflects reduced stocking levels relative to the prior year quarter and prior year end.

Cash Flows

	Six months ended June 30,
	2022	2021	Change

Net cash provided by (used in):
Operating activities	$(1,578,682)	$(568,738)	$(1,009,944)
Investing activities	(16,941,974)	(83,273)	(16,858,701)
Financing activities	1,950,881	3,789,995	(1,839,114)
Net change in cash and cash equivalents	$(16,569,775)	$3,137,984

Operating activities
Operations cash usage in the first half of 2022 increased by $1.0 million from the comparable period in 2021. This reflects the increased net loss and non-cash adjustments in the components of working capital.

Investing activities

Investing activities in the first half of 2022 primarily reflect the deployment of cash to purchase investment grade, held-to-maturity securities in the amount of $16.9 million. The cash deployed is invested short term, and while it is not forecasted to be essential to the Company’s near-term operations requirements, provides a cushion if necessary.

Financing activities

Equity sales in the first half of 2022 contributed $1.95 million. Common shares were sold to investors utilizing the Company's at-the-market (ATM) facility.

We maintain a shelf registration statement covering the sales of shares of our common stock and other securities, and giving us the opportunity to raise funding when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. Pursuant to the instructions to Form S-3, we have the ability to sell shares under the shelf registration statement, during any 12-month period, in an amount less than or equal to one-third of the aggregate market value of our common stock held by non-affiliates. If we raise additional funds by issuing equity or debt securities, either through the sale of securities pursuant to a registration statement or by other means, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NEUROMETRIX, INC.

July 21, 2022	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

July 21, 2022	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer