Form 10-Q
period 2023-03-31
NeuroMetrix, Inc.
filed 2023-05-03
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 7,839,549 shares of common stock, par value $0.0001 per share, were outstanding as of May 2, 2023
.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2023

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,376,619	$4,335,020
Held-to-maturity securities	8,473,905	16,864,707
Available-for-sale securities	9,402,858	—
Accounts receivable, net	576,281	646,771
Inventories	1,748,115	1,614,987
Prepaid expenses and other current assets	508,391	645,502
Total current assets	23,086,169	24,106,987

Fixed assets, net	155,397	165,619
Right of use asset	342,082	370,609
Other long-term assets	26,400	26,400
Total assets	$23,610,048	$24,669,615

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$400,299	$368,082
Accrued expenses and compensation	868,265	589,939
Lease obligation, current	148,391	148,391
Total current liabilities	1,416,955	1,106,412

Lease obligation, net of current portion	180,345	207,516
Total liabilities	1,597,300	1,313,928

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2023 and December 31, 2022; 7,781,156 and 7,771,938 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	778	777
Additional paid-in capital	227,100,135	226,934,775
Accumulated other comprehensive income	65,874	—
Accumulated deficit	(205,154,040)	(203,579,866)
Total stockholders’ equity	22,012,748	23,355,687
Total liabilities and stockholders’ equity	$23,610,048	$24,669,615

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2023	2022

Revenues	$1,724,771	$2,302,391

Cost of revenues	526,372	508,874

Gross profit	1,198,399	1,793,517

Operating expenses:
Research and development	699,425	710,577
Sales and marketing	815,872	858,839
General and administrative	1,393,171	1,186,091

Total operating expenses	2,908,468	2,755,507

Loss from operations	(1,710,069)	(961,990)

Other income, net	135,895	3,428

Net loss	$(1,574,174)	$(958,562)

Net loss per common share, basic and diluted	$(0.20)	$(0.14)

The accompanying notes are an integral part of these interim financial statements.

Statements of Comprehensive Loss
(Unaudited)

	Quarters Ended March 31,
	2023	2022

Net loss	$(1,574,174)	$(958,562)

Other comprehensive income:

Unrealized gain on available-for-sale securities	65,874	—

Comprehensive loss	(1,508,300)	(958,562)

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2022	200	1	7,675,682	$777	$226,934,775	$—	$(203,579,866)	$23,355,687
Stock-based compensation expense	—	—	—	—	165,361	—	—	165,361
Vesting of restricted stock under option plan	—	—	19,512	1	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	65,874		65,874
Net loss	—	—	—	—	—	—	(1,574,174)	(1,574,174)
Balance at March 31, 2023	200	$1	7,695,194	$778	$227,100,135	$65,874	$(205,154,040)	$22,012,748

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2021	200	$1	6,650,480	$668	$222,378,374	$—	$(199,163,257)	$23,215,786
Stock-based compensation expense	—	—	—	—	37,632	—	—	37,632
Issuance of common stock under at the market offering	—	—	292,500	29	1,943,023	—	—	1,943,052
Vesting of restricted stock under option plan	—	—	1,759	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(958,562)	(958,562)
Balance at March 31, 2022	200	$1	6,944,739	$700	$224,359,026	$—	$(200,121,819)	$24,237,908
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,574,174)	$(958,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,222	12,877
Stock-based compensation	165,361	37,632
Inventory reserve charged to cost of revenue	63,420	—
Amortization of premiums and discounts on held-to-maturity securities	(109,198)	—
Loss on disposal of fixed assets	—	6,875
Changes in operating assets and liabilities:
Accounts receivable	70,490	(372,501)
Inventories	(196,548)	(5,383)
Prepaid expenses and other current and long-term assets	78,467	37,009
Accounts payable	32,217	76,819
Accrued expenses and compensation	338,326	424,853
Net cash used in operating activities	(1,121,417)	(740,381)

Cash flows from investing activities:
Purchases of available-for-sale securities	(9,336,984)	—
Proceeds from maturities of held-to-maturity securities	8,500,000	—
Purchases of fixed assets	—	(5,395)
Net cash used in investing activities	(836,984)	(5,395)

Cash flows from financing activities:
Net proceeds from issuance of stock	—	1,943,052
Net cash provided by financing activities	—	1,943,052

Net increase (decrease) in cash and cash equivalents	(1,958,401)	1,197,276
Cash and cash equivalents, beginning of period	4,335,020	22,572,104
Cash and cash equivalents, end of period	$2,376,619	$23,769,380

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2023

1.Business and Basis of Presentation

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

The Company held cash, cash equivalents and investment grade securities totaling $20.3 million on March 31, 2023. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2023, unaudited statements of operations, statements of comprehensive loss, changes in stockholders' equity and cash flows for the quarters ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 included in the Company's Form 10-K referenced below and does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 22, 2023 (File No. 001-33351).

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation. During the current period we have reported money market funds within cash and cash equivalents. Money market funds in the amount of $81,751 which were reported within held-to-maturity securities at December 31, 2022 have been reclassified into cash and cash equivalents.

Revenues

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized at the point in time when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. The Company typically has a single product delivery performance obligation. Accrued product returns using the most likely amount method are estimated based on historical data and evaluation of current information and variable consideration is not constrained.

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, recent customer communications and, if appropriate, assessment of the future credit losses for receivables with similar characteristics. Individual customer balances which are over 60 days past due are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $25,000 as of March 31, 2023 and December 31, 2022.

Two customers accounted for 39% and 43% of total revenues in the quarters ended March 31, 2023 and 2022, respectively. Two customers accounted for 60% and three customers accounted for 55% of accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either “held-to-maturity" (HTM) or “available-for-sale” (AFS) at the point of investment. Securities classified as short-term have maturities of less than one year. As of March 31, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive income loss. An AFS security is impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non credit-related impairment is recognized in other comprehensive income (loss). For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio as of March 31, 2023

Fair Value

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

As a basis for considering such assumptions, ASC 820-10 established a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows: Level 1 observable inputs such as quoted prices in active markets; Level 2 inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and Level 3 unobservable inputs for which there are little or no market data, which require the Company to develop its own assumptions. The hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value (See Note 5).

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

Recent Accounting Pronouncements

Accounting Standards Updates (ASUs) issued by the FASB are evaluated for their applicability. ASUs not included in the disclosures in this report were assessed and determined to be either not applicable or not expected to have a material impact on our financial statements.

Recently adopted accounting pronouncement

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in Accounting Standards Update (“ASU”) 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It applies to all entities. For trade receivables, loans and held-to-maturity (HTM) debt securities, entities are required to estimate lifetime expected credit losses. Trading and available-for-sale (AFS) debt securities are required to be recorded at fair value. SEC small reporting companies were required to adopt this new guidance in fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on a prospective basis as of January 1, 2023.

2.     Comprehensive Income (Loss)

For the quarter ended March 31, 2023, the Company had comprehensive income of $65,874 for unrealized gains on available-for-sale marketable securities, in addition to net loss of $1,574,174 in the statement of operations. There were no components of comprehensive income (loss) in the quarter ended March 31, 2022 other than net loss itself.

3.    Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended March 31,
	2023	2022
Net loss applicable to common stockholders	$(1,574,174)	$(958,562)

Weighted average number of common shares outstanding, basic	7,689,226	6,879,348
Weighted average number of common shares outstanding, dilutive	7,689,226	6,879,348

Net loss per common share applicable to common stockholders, basic and diluted	$(0.20)	$(0.14)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2023	2022
Options	525,462	510,256
Unvested restricted stock awards	85,962	47,500
Unvested restricted stock units	179,812	—
Convertible preferred stock	62	62
Total	791,298	557,818

4. Securities

The Company's marketable debt securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following tables summarize the valuations of HTM securities as of March 31, 2023 and December 31, 2022.

	March 31, 2023
Held-to-maturity securities	Amortized Cost	Credit Losses	Estimated Fair Value
U.S. government bonds	$1,484,977	$—	$1,484,625
Corporate bonds	4,026,570	—	3,894,100
Commercial paper	2,962,358	—	2,958,894
Total	$8,473,905	$—	$8,337,619

	December 31, 2022
Held-to-maturity securities	Amortized Cost	Credit Losses	Estimated Fair Value
U.S. government bonds	$3,457,651	$—	$3,456,580
Corporate bonds	4,011,569	—	3,950,380
Commercial paper	9,395,487	—	9,387,914
Total	$16,864,707	$—	$16,794,874

The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of March 31, 2023. The Company held no AFS securities as of December 31, 2022.

	March 31, 2023
		Gross Unrealized
Available-for-sale securities	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$5,953,685	$36,576	$—	$—	$5,990,260
Corporate bonds	—	—	—	—	—
Commercial paper	3,383,300	29,298	—	—	3,412,598
Total	$9,336,985	$65,874	$—	$—	$9,402,858

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at March 31, 2023 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of March 31, 2023.
5. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,667,697	$1,667,697	$—	$—
U.S. government bonds	5,990,260	5,990,260	—	—
Commercial paper	3,412,598	—	3,412,598	—
Total	$11,070,555	$7,657,957	$3,412,598	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,551,027	$1,551,027	$—	$—
Total	$1,551,027	$1,551,027	$—	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6.     Inventories

Inventories consist of the following:

	March 31, 2023	December 31, 2022
Purchased components	$1,119,662	$982,129
Finished goods	628,453	632,858
	$1,748,115	$1,614,987

The Company recorded a charge of $63,420 in the first quarter of 2023 to reduce the carrying value of inventory to net realizable value.

7.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2023	December 31, 2022
Professional services	$212,000	$155,000
Compensation	361,115	249,224
Clinical	40,000	—
Warranty	15,100	16,700
Sales Tax	$132,045	$131,621
Other	108,005	37,394
	$868,265	$589,939

8.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the "Woburn Lease") extends through September 2025 at a monthly base rent of $13,846 and with a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham Lease") expired in February 2022. In the first quarter of 2022, a $60,000 reduction in rent expense was recorded upon return of the facility to the lessor. The letter of credit issued by a bank in favor of the Waltham facility was released. For the quarter ended March 31, 2022, the Company recorded sublet income on the Waltham Lease totaling $22,795 within operating expenses on the Company's Statement of Operations.

The following is a maturity analysis of the annual cash flows of the operating lease liabilities as of March 31, 2023:

2023	124,339
2024	165,785
2025	117,431
Total minimum lease payments	$407,555

Discount rate, 15%	$78,819
Lease obligation, current portion	148,391
Lease obligation, net of current portion	180,345
$407,555

Total recorded rent expense was $49,232 and $24,754, for the quarters ended March 31, 2023 and 2022, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. The remaining operating lease term was 2.5 years as of March 31, 2023.

9.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2023	December 31, 2022
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2023 and December 31, 2022; 200 shares issued and outstanding at March 31, 2023 and December 31, 2022	$1	$1

2023 equity activity

As of March 31, 2023, the Company has 85,962 restricted stock awards and 179,812 restricted stock units that remain unvested. At December 31, 2022 the Company had 96,250 restricted stock awards and 194,731 restricted stock units that were unvested.

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

Business Overview

NeuroMetrix is a commercial stage neurotechnology company based in Woburn, Massachusetts. The Company’s mission is to improve individual and population health through innovative medical devices and technology solutions for neurological disorders and pain syndromes. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We are fully integrated with in-house capabilities spanning research and development, regulatory affairs and compliance, sales and marketing, customer support, manufacturing, and product fulfillment. We hold extensive, proprietary intellectual property.

NeuroMetrix created the market for point-of-care nerve testing and introduced sophisticated wearable technology for chronic pain syndromes. Nearly five million patients have been served with our products. Revenue is derived from the sale of medical devices and after-market consumable products and accessories in the United States and select overseas markets. Products are authorized by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product categories:

–Diagnostic technology - point-of-care peripheral neuropathy assessment
–Therapeutic technology – wearable neuromodulation for chronic pain syndromes

Peripheral neuropathies are diseases of the peripheral nerves. They affect about 10% of adults in the United States, with the prevalence rising to over 30% among individuals 65 years and older. Peripheral neuropathies are associated with loss of sensation, pain, increased risk of falling, weakness, and other complications. People with peripheral neuropathies have a diminished quality of life, poor overall health and higher mortality. The most common specific cause of peripheral neuropathies, accounting for about one-third of cases, is diabetes. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is diabetic peripheral neuropathy (DPN). Early detection of peripheral neuropathies, such as DPN, is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for peripheral neuropathies range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck nerve conduction technology provides a rapid, low cost, quantitative test for peripheral neuropathies, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in multiple clinical studies.

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

Chronic pain affects nearly 100 million adults in the United States. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid and opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction, are substantial. Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence. We believe that our Quell wearable technology for chronic pain is designed to address many of these limitations.

Business Strategy

Our DPNCheck diagnostic technology for peripheral neuropathies has been validated in multiple clinical studies. It contributes attractive gross margins and has posted an average annual growth rate of 16.5% over the past five years. During 2022 we expanded our commercial team for the domestic Medicare Advantage (MA) and launched our next-generation DPNCheck device which enhances the user experience, improves testing efficiency and continues to deliver quantitative results with high sensitivity and specificity. Our 2023 efforts will focus on expanding our MA pipeline, encouraging transition to the new device, and on software development both to connect user testing at the clinic level to the overall business enterprise via a DPNCheck data cloud and to facilitating linkages between clinic testing and patient electronic medical records (EMR). The software projects are complex and costly; however, we see them as essential to expanding usage of DPNCheck, particularly in large organizations.

The MA market has grown rapidly and is expected to soon exceed traditional Medicare fee-for-service in terms of population enrollment. The Centers for Medicare and Medicaid Services (CMS) announced policy changes in Q1 2023 regarding their approach to compliance audits of MA health plans and also regarding coding of patient risk adjustment factors. CMS announced that the audit changes would be immediate and enforced retroactively, and that risk factor coding would be phased-in over three years. The changes to risk factor coding would significantly reduce CMS payments for population screening, including neuropathy. CMS policy changes have created significant uncertainty in the MA market and are likely to be challenged. The ultimate outcome cannot be determined at this time. At present, the Company is working to adapt its commercial strategy to the evolving landscape.

Quell, our wearable neuromodulation technology for chronic pain has been refined over the past seven years with over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology via a mobile phone app, and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies has given us the opportunity to redirect this technology away from the commodity-oriented OTC market and into an emerging portfolio of specialized, disease indicated, prescription (Rx) wearable neurotherapeutics.

In 2021 Quell received FDA Breakthrough Device Designation for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell - fibromyalgia was completed. In 2022 an FDA De Novo marketing authorization was received with an indication for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. A limited strategic launch of Quell – fibromyalgia was initiated in late 2022 to confirm the commercial proposition, better understand market dynamics, and refine the fulfillment process prior to full launch in H2 2023.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy (CIPN). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell and funded by the National Cancer Institute (NCI) and the National Institute of Health (NIH) recently completed enrollment. Study results are expected in Q2 2023. A positive outcome would support an FDA DeNovo filing similar to Quell – fibromyalgia and potentially an early 2024 launch of our second Quell Rx portfolio product. We see opportunities with other specific disease indications involving chronic pain, including Chronic Low Back Pain, Post-Acute Sequelae of COVID 19, Chronic Overlapping Pain Conditions (COPC), and Restless Leg Syndrome (RLS).

ADVANCE is our legacy, point-of-care neurodiagnostic technology used primarily for the diagnosis and screening for carpal tunnel syndrome (CTS). While ADVANCE devices are no longer sold, we continue to provide consumables and repair services to our customer base of hand surgeons and manufacturers for use in industrial health.

Results of Operations

Comparison of Quarters Ended March 31, 2023 and March 31, 2022

	Three months ended March 31,		Increase (Decrease)
	2023	2022	Amount	Percent

Revenues	$1,724,771	$2,302,391	$(577,620)	(25.1)%
Gross profit	1,198,399	1,793,517	$(595,118)	(33.2)%
–% of revenues	69.5%	77.9%		(8.4)%
Operating expenses	2,908,468	2,755,507	$152,961	5.6%
Other income, net	135,895	3,428	$132,467	3,864.3%
Net loss	$(1,574,174)	$(958,562)	$615,612	64.2%
Net loss per common share	$(0.20)	$(0.14)	$0.06	42.9%

Revenues

Revenues for the first quarter of 2023 decreased by $578 thousand or 25.1% from the first quarter of 2022. DPNCheck sales, primarily focused on Medicare Advantage, accounted for the majority of revenues in both quarters and were the primary contributor to the revenue decline in the first quarter of 2023. DPNCheck® sales declined due to a suspension of patient screening programs, including DPNCheck, by the Company's largest Medicare Advantage customer. This drop was partially offset by increased sales to other Medicare Advantage accounts and the acquisition of new customers.

The Medicare Advantage market is experiencing substantial uncertainty following policy changes recently announced by the Centers for Medicare and Medicaid (CMS) concerning its audit practices and its revisions to patient risk adjustment coding. These changes are extensive and resulted in downward pressure on DPNCheck revenues, although it is too early to determine the duration and magnitude of the impact. Sales of Quell® over the counter and ADVANCE® consumables also decreased as these product lines are being phased out.

Gross Profit

Gross profit for the first quarter of 2023 decreased by $595 thousand or 33.2% from the first quarter of 2022. Gross profit reflected a 69.5% gross margin rate in comparison with 77.9% in the prior year quarter. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. Gross profit in the first quarter of 2023 was also adversely impacted by charges to adjust inventory to net realizable value and cost increases for electronic components.

Operating Expenses

Operating expenses increased in the first quarter of 2023 by $153 thousand or 5.6% from the first quarter of 2022. The primary contributor across all operating expense categories was increased personnel costs reflecting increased headcount and compensation rates. Promotional spending was reduced in sales and marketing with the discontinuation of Quell OTC sales. Non-cash equity compensation and professional service fees were the major contributors to increased general and administration costs.

Net loss

The net loss in 2023 increased by $616 thousand from 2022. Similarly, net loss per common share increased to ($0.20) per common share in the first quarter of 2023 from ($0.14) per common share in the first quarter of 2022.

Liquidity and Capital Resources

The following table contains certain key performance indicators:

	March 31,		December 31,
	2023	2022	2022

Cash and cash equivalents	$2,376,619	$23,769,380	$4,335,020
Securities	$17,876,763	$—	$16,864,707
Working capital	$21,669,214	$23,859,997	$23,000,575
Current ratio	16.3	14.8	21.8
Net debt position	$(18,656,082)	$(21,758,917)	$(19,885,799)
Days sales outstanding	31.9	19.4	20.9
Inventory turnover	1.3	2.9	1.8

Our primary sources of liquidity are cash and cash equivalents, securities, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of March 31, 2023, we had $20.3 million in cash and cash equivalents and securities, working capital of $21.7 million, and a current ratio of 16.3. We had no term debt or borrowings. Net debt, defined as short and long-term debts, less cash, cash equivalents and securities, continues to be negative.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. DSO of 31.9 at March 31, 2023 versus 19.4 at March 31, 2022 primarily reflects a deterioration of the accounts receivable aging and the modest effect of a shift in the Company’s product line composition of revenue to DPNCheck sales with 30-60 day credit terms and away from Quell OTC sales with immediate credit card payment. Inventory turnover rate declined during the quarter ended March 31, 2023 due to the combined effects of inventory growth and the drop in sales.

Cash Flows

	Three months ended March 31,
	2023	2022	Change

Net cash provided by (used in):
–Operating activities	$(1,121,417)	$(740,381)	$(381,036)
–Investing activities	(836,984)	(5,395)	(831,589)
–Financing activities	—	1,943,052	(1,943,052)
Net change in cash and cash equivalents	$(1,958,401)	$1,197,276

Operating activities
Operations cash usage in the first quarter of 2023 increased by $381 thousand from the prior year quarter reflecting an increase in net loss of $616 thousand offset by the net change in the components of working capital which included an increase in inventory $191 thousand and a reduction of accounts receivable $443 thousand.

Investing activities

Investing activities in the first quarter of 2023 reflect $9.3 million in purchases of available-for-sale (AFS) securities and $8.5 million in maturities of held-to-maturity (HTM) securities.

Financing activities

There were no financing activities for the first quarter of 2023. During the first quarter of 2022, $1.9 million was raised through the ATM facility.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. In connection with our evaluation of the Company’s internal controls over financial reporting during 2022, we identified a control deficiency in inventory accounting which represented a material weakness in our controls over financial reporting as of December 31, 2022. Specifically, our controls were not designed or implemented to ensure the proper review and determination of inventory costing, and the valuation of inventory net realizable value. The Company has taken steps to remediate the material weakness in inventory accounting controls by expanding its period-end closing process to require that the Corporate Controller perform and document a review of inventory costing and also prepare an analysis of inventory net realizable value, which analysis is required to be reviewed and approved by the Chief Financial Officer. This change in internal controls was implemented during the closing process for the first quarter of 2023.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We are not aware of and do not expect any such potential issues. However, should they occur, we do not expect them to have a significant impact on our financial position.

Item 1A. Risk Factors

There have been no material changes in the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

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

NEUROMETRIX, INC.

May 3, 2023	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

May 3, 2023	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer