Form 10-Q
period 2023-06-30
NeuroMetrix, Inc.
filed 2023-07-27
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,579,517 shares of common stock, par value $0.0001 per share, were outstanding as of July 26, 2023.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2023

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,862,949	$4,335,020
Held-to-maturity securities	995,834	16,864,707
Available-for-sale securities	16,768,426	—
Accounts receivable, net	746,725	646,771
Inventories	1,583,985	1,614,987
Prepaid expenses and other current assets	331,487	645,502
Total current assets	22,289,406	24,106,987

Fixed assets, net	145,175	165,619
Right of use asset	312,522	370,609
Other long-term assets	26,400	26,400
Total assets	$22,773,503	$24,669,615

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$181,462	$368,082
Accrued expenses and compensation	880,076	589,939
Lease obligation, current	148,391	148,391
Total current liabilities	1,209,929	1,106,412

Lease obligation, net of current portion	152,143	207,516
Total liabilities	1,362,072	1,313,928

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2023 and December 31, 2022; 8,578,800 and 7,771,938 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	858	777
Additional paid-in capital	227,932,920	226,934,775
Accumulated other comprehensive income	168,721	—
Accumulated deficit	(206,691,069)	(203,579,866)
Total stockholders’ equity	21,411,431	23,355,687
Total liabilities and stockholders’ equity	$22,773,503	$24,669,615

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$1,655,744	$2,138,301	$3,380,515	$4,440,692

Cost of revenues	536,486	686,121	1,062,858	1,194,995

Gross profit	1,119,258	1,452,180	2,317,657	3,245,697

Operating expenses:
Research and development	753,509	915,799	1,452,934	1,626,376
Sales and marketing	744,963	566,598	1,560,835	1,425,437
General and administrative	1,244,241	1,180,101	2,637,412	2,366,192

Total operating expenses	2,742,713	2,662,498	5,651,181	5,418,005

Loss from operations	(1,623,455)	(1,210,318)	(3,333,524)	(2,172,308)

Other income	86,426	50,395	222,321	53,823

Net loss	$(1,537,029)	$(1,159,923)	$(3,111,203)	$(2,118,485)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.19)	$(0.17)	$(0.40)	$(0.30)

Statements of Comprehensive Loss
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss	$(1,537,029)	$(1,159,923)	$(3,111,203)	$(2,118,485)

Other comprehensive income:

Unrealized gain on available-for-sale securities, net	102,847	—	168,721	—

Comprehensive loss	$(1,434,182)	$(1,159,923)	$(2,942,482)	$(2,118,485)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2022	200	1	7,675,682	$777	$226,934,775	$—	$(203,579,866)	$23,355,687
Stock-based compensation expense	—	—	—	—	165,361	—	—	165,361
Vesting of restricted stock under equity plan	—	—	19,512	1	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	65,874	—	65,874
Net loss	—	—	—	—	—	—	(1,574,174)	(1,574,174)
Balance at March 31, 2023	200	1	7,695,194	778	227,100,135	65,874	(205,154,040)	22,012,748
Stock-based compensation expense	—	—	—	—	132,745	—	—	132,745
Issuance of common stock under at the market offering	—	—	725,291	73	691,332	—	—	691,405
Issuance of common stock under employee stock purchase plan	—	—	10,526	1	8,714	—	—	8,715
Vesting of restricted stock under equity plan	—	—	72,121	6	(6)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	102,847	—	102,847
Net loss	—	—	—	—	—	—	(1,537,029)	(1,537,029)
Balance at June 30, 2023	200	1	8,503,132	$858	$227,932,920	$168,721	$(206,691,069)	$21,411,431

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2021	200	1	6,650,480	$668	$222,378,374	$—	$(199,163,257)	$23,215,786
Stock-based compensation expense	—	—	—	—	37,632	—	—	37,632
Issuance of common stock under at the market offering	—	—	292,500	29	1,943,023	—	—	1,943,052
Vesting of restricted stock under equity plan	—	—	1,759	3	(3)	—	—	—
Net loss	—	—	—	—	—	—	(958,562)	(958,562)
Balance at March 31, 2022	200	1	6,944,739	700	224,359,026	—	(200,121,819)	24,237,908
Stock-based compensation expense	—	—	—	—	109,340	—	—	109,340
Issuance common stock under employee stock purchase plan	—	—	2,503	—	7,829	—	—	7,829
Issuance of common stock to settle compensation obligation	—	—	50,213	5	215,412	—	—	215,417
Vesting of restricted stock under equity plan	—	—	3,120	7	(7)	—	—	—
Net loss	—	—	—	—	—	—	(1,159,923)	(1,159,923)
Balance at June 30, 2022	200	1	7,000,575	712	224,691,600	—	(201,281,742)	23,410,571

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,111,203)	$(2,118,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,444	26,277
Stock-based compensation	298,106	146,972
Issuance of common stock to settle compensation obligations	—	26,019
Inventory reserve charged to cost of revenue	63,420	—
Loss on disposal of fixed assets	—	6,875
Amortization of premiums and discounts on held-to-maturity securities	(131,127)	(37,275)
Changes in operating assets and liabilities:
Accounts receivable	(99,954)	(236,957)
Inventories	(32,418)	(162,825)
Prepaid expenses and other current and long-term assets	256,729	219,331
Accounts payable	(186,620)	116,536
Accrued expenses and compensation	350,137	465,850
Accrued product returns	—	(31,000)
Net cash used in operating activities	(2,572,486)	(1,578,682)

Cash flows from investing activities:
Purchases of held-to-maturity securities	—	(16,928,542)
Purchases of available-for-sale securities	(16,599,705)	—
Proceeds from maturities of held-to-maturity securities	16,000,000	—
Purchases of fixed assets	—	(13,432)
Net cash used in investing activities	(599,705)	(16,941,974)

Cash flows from financing activities:
Net proceeds from issuance of stock	700,120	1,950,881
Net cash provided by financing activities	700,120	1,950,881

Net decrease in cash and cash equivalents	(2,472,071)	(16,569,775)
Cash and cash equivalents, beginning of period	4,335,020	22,572,104
Cash and cash equivalents, end of period	$1,862,949	$6,002,329

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2023

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

The Company held cash, cash equivalents and securities totaling $19.6 million as of June 30, 2023. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements as of June 30, 2023, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2022 has been derived from the audited balance sheet as of December 31, 2022 included in the Company's Form 10-K referenced below and does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or the SEC, on March 22, 2023 (File No. 001-33351).

Prior period reclassifications

We classify money market funds within cash and cash equivalents. Money market funds in the amount of $81,751 which were reported within held-to-maturity securities at December 31, 2022 have been reclassified into cash and cash equivalents to conform with the current presentation.

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

Accounts receivable are recorded at the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, recent customer communications and, if appropriate, assessment of the future credit losses for receivables with similar characteristics. Individual customer balances which are over 60 days past due are reviewed individually for collectability. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $25,000 as of June 30, 2023 and December 31, 2022.

Two customers accounted for 34% and one customer accounted for 26% of total revenues in the quarter and six months ended June 30, 2023, respectively. One customer accounted for 34% and 39% of total revenues in the quarter and six months ended June 30, 2022, respectively. Three customers accounted for 57% and two customers accounted for 31% of accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either “held-to-maturity" (HTM) or “available-for-sale” (AFS) at the point of investment. Securities classified as short-term have maturities of less than one year. As of June 30, 2023, all marketable securities held by the Company had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive income loss. An AFS security is impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non credit-related impairment is recognized in other comprehensive income (loss). For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio as of June 30, 2023.

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

Recently adopted accounting pronouncement

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It applies to all entities. For trade receivables, loans and held-to-maturity (HTM) debt securities, entities are required to estimate lifetime expected credit losses. Trading and available-for-sale (AFS) debt securities are required to be recorded at fair value. SEC small reporting companies were required to adopt this new guidance in fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on a prospective basis as of January 1, 2023 and had no material impact on the financial statements.

2.     Comprehensive Loss

For the quarter and six months ended June 30, 2023, the Company had comprehensive income of $102,847 and $168,721, respectively, for net unrealized gains on available-for-sale marketable securities, in addition to net loss in the statement of operations. There were no components of comprehensive income (loss) for the quarter and six months ended June 30, 2022 other than net loss itself.

3.     Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss applicable to common stockholders	$(1,537,029)	$(1,159,923)	$(3,111,203)	$(2,118,485)

Weighted average number of common shares outstanding, basic and dilutive	7,885,752	6,995,959	7,788,032	6,937,976

Net loss per common share applicable to common stockholders, basic and diluted	$(0.19)	$(0.17)	$(0.40)	$(0.30)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended June 30,
	2023	2022
Options	525,462	523,505
Unvested restricted stock awards	75,668	119,333
Unvested restricted stock units	120,157	161,764
Convertible preferred stock	62	62
Total	721,349	804,664

4. Securities

The Company's marketable debt securities are classified as either held-to-maturity (HTM) or available-for-sale (AFS) pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following tables summarize the valuations of HTM securities as of June 30, 2023 and December 31, 2022.

	June 30, 2023
Held-to-maturity securities	Amortized Cost	Credit Losses	Estimated Fair Value
Commercial paper	995,834	—	995,608
Total	$995,834	$—	$995,608

	December 31, 2022
Held-to-maturity securities	Amortized Cost	Credit Losses	Estimated Fair Value
U.S. government bonds	$3,457,651	$—	$3,456,580
Corporate bonds	4,011,569	—	3,950,380
Commercial paper	9,395,487	—	9,387,914
Total	$16,864,707	$—	$16,794,874

The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of June 30, 2023. The Company held no AFS securities as of December 31, 2022.

	June 30, 2023
		Gross Unrealized
Available-for-sale securities	Amortized Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$9,853,238	$106,765	$—	$—	$9,960,003
Commercial paper	6,746,467	71,476	(9,520)	—	6,808,423
Total	$16,599,705	$178,241	$(9,520)	$—	$16,768,426

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at June 30, 2023 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of June 30, 2023.

5. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,105,076	$1,105,076	$—	$—
U.S. government bonds	9,960,003	9,960,003	—	—
Commercial paper	6,808,423	—	6,808,423	—
Total	$17,873,502	$11,065,079	$6,808,423	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,551,027	$1,551,027	$—	$—
Total	$1,551,027	$1,551,027	$—	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6.     Inventories

Inventories consist of the following:

	June 30, 2023	December 31, 2022
Purchased components	$1,075,707	$982,129
Finished goods	508,278	632,858
	$1,583,985	$1,614,987

The company recorded a charge of $63,420 in the six months ended June 30, 2023 to reduce the carrying value of inventory to net realizable value.

7.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	June 30, 2023	December 31, 2022
Professional services	$238,000	$155,000
Compensation	456,555	249,224
Warranty	13,000	16,700
Sales tax	128,353	131,621
Other	44,168	37,394
	$880,076	$589,939

8.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facility (the "Woburn Lease") extends through September 2025 with a monthly base rent of $13,846 and a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham Lease") expired in February 2022. In the first quarter of 2022, a $60,000 reduction in rent expense was recorded upon return of the facility to the lessor. The letter of credit issued by a bank in favor of the Waltham facility was released. For the six months ended June 30, 2022, the Company recorded sublet income on the Waltham Lease totaling $22,795 within operating expenses on the Company's Statement of Operations.

Future minimum lease payments under this non-cancellable operating lease as of June 30, 2023 are as follows:

2023	82,892
2024	165,785
2025	117,431
Total minimum lease payments	$366,108

Interest, based on a 15%, discount rate	$65,574
Lease obligation, current portion	148,391
Lease obligation, net of current portion	152,143
$366,108

Total recorded rent expense was $49,232 and $46,102, for the quarters ended June 30, 2023 and 2022, respectively. Total recorded rent expense was $98,464 and $70,856 for the six months ended June 30, 2023 and 2022, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term. The remaining operating lease term was 2.2 years as of June 30, 2023.

9.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2023	December 31, 2022
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at June 30, 2023 and December 31, 2022; 200 shares issued and outstanding at June 30, 2023 and December 31, 2022	$1	$1

2023 equity activity

In May 2023, the Company issued 12,500 restricted stock units under its 2022 Equity Incentive Plan with a value of $12,625.

In June 2023, the Company issued 725,291 shares of its common stock, under an at-the-market ("ATM") program for net proceeds of $691,405 and issued 10,526 shares of fully vested common stock with a value of $8,715 pursuant to the Company's Employee Stock Purchase Plan.

As of June 30, 2023, the Company has 75,668 restricted stock awards and 120,157 restricted stock units that remain unvested. At December 31, 2022, the Company had 96,250 restricted stock awards and 194,731 restricted stock units that were unvested.

2022 equity activity

In January 2022, the Company issued 292,500 shares of common stock under an ATM program with net proceeds of $1,943,052 and issued 20,000 restricted stock awards under its 2004 Stock Option Plan with a value of $104,200.

In April 2022, the Company issued 76,000 shares of restricted common stock under its 2022 Equity Incentive Plan with a value of $326,000 to employees as long term incentives ("LTI") and issued 50,213 shares of fully vested common stock with a value of $215,417 in settlement of management incentive compensation.

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

Business Overview

NeuroMetrix is a commercial stage neurotechnology company based in Woburn, Massachusetts. The Company’s mission is to improve individual and population health through the development of innovative medical devices and technology solutions for neurological disorders and pain syndromes. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We are fully integrated with in-house capabilities spanning research and development, regulatory affairs and compliance, sales and marketing, customer support, manufacturing, and product fulfillment. We hold extensive, proprietary intellectual property.

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

Peripheral neuropathies are diseases of the peripheral nerves that affect about 10% of adults in the United States, with the prevalence rising to over 30% among individuals 65 years and older. Peripheral neuropathies are associated with loss of sensation, pain, increased risk of falling, weakness, and other complications. People with peripheral neuropathies often experience a diminished quality of life, poor overall health and higher mortality. The most common specific cause of peripheral neuropathies, accounting for about one-third of cases, is diabetes. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is diabetic peripheral neuropathy (DPN). Early detection of peripheral neuropathies, such as DPN, is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for peripheral neuropathies range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck nerve conduction technology provides a rapid, low cost, quantitative test for peripheral neuropathies, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in multiple clinical studies.

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems. These can include fatigue, sleep disturbance and mood changes, which cause difficulty in carrying out important activities and contributing to disability and despair. In many cases, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain is estimated to affect nearly 100 million adults in the United States. The most common approach to chronic pain management is pain medication. This includes over-the-counter ("OTC") internal and external analgesics as well as prescription pain medications, both non-opioid and opioid. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction, are substantial. Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks. Non-invasive approaches involving transcutaneous electrical nerve stimulation (TENS) have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence. We believe that our Quell wearable technology for chronic pain is designed to address many of these limitations.

Business Strategy

Our DPNCheck diagnostic technology for peripheral neuropathies has been validated in multiple clinical studies During 2022 we expanded our commercial team for the domestic Medicare Advantage ("MA") and launched our next-generation DPNCheck device which enhances the user experience, improves testing efficiency and continues to deliver quantitative results with high sensitivity and specificity. Our 2023 commercial efforts focus on expanding our MA pipeline, encouraging transition to the new device, and on software development both to connect user testing at the clinic level to the overall business enterprise via a DPNCheck data cloud and to facilitating linkages between clinic testing and patient electronic medical records.

The MA market has grown rapidly and is expected to soon exceed traditional Medicare fee-for-service in terms of population enrollment. In the first quarter of 2023, The Centers for Medicare and Medicaid Services ("CMS") announced policy changes regarding their approach to compliance audits of MA health plans and also regarding coding of patient risk adjustment factors. CMS confirmed that the audit changes would be immediate and enforced retroactively, and that risk factor coding would be phased-in over three years. The changes to risk factor coding will significantly reduce CMS payments for population screening, including neuropathy. CMS policy changes have created significant uncertainty in the MA market among participating healthcare insurers and providers. The Company believes that the long-term opportunity in MA remains attractive for DPNCheck and is best addressed with a commercial approach involving patience, flexibility and careful resource deployment.

Quell, our wearable neuromodulation technology for chronic pain has been refined over the past seven years with over 200,000 chronic pain patients and is covered by over 20 U.S. utility patents. Patients control and personalize the technology via a mobile phone app, and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies has given us the opportunity to redirect this technology away from the commodity-oriented OTC market and into an emerging portfolio of specialized, disease indicated, prescription wearable neurotherapeutics.

In 2021 Quell received FDA Breakthrough Device Designation for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell Fibromyalgia was completed. In 2022 an FDA De Novo marketing authorization was received with an indication for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. The Company initiated a limited strategic launch of Quell Fibromyalgia in December 2022 to better understand market dynamics and to refine the fulfillment process. The Company recently announced the next step in commercial release with the deployment of direct sales resources in the large markets of Florida, Texas and California.

Quell received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy ("CIPN"). The University of Rochester School of Medicine and Dentistry recently reported results of an NIH-funded multi-center randomized sham-controlled trial of Quell for CIPN. The results indicated a statistically meaningful reduction in moderate to severe CIPN symptoms of pain and muscular cramping in patients using the Quell device. We intend to use this data as the basis for making an FDA regulatory submission to market Quell with a CIPN indication. We currently expect that the regulatory filing would occur in late 2023/early 2024 with the potential for market launch in late 2024. We see opportunities with other specific disease indications involving chronic pain, including Chronic Low Back Pain, Post-Acute Sequelae of COVID 19 (Long COVID), Chronic Overlapping Pain Conditions, and Restless Leg Syndrome.

ADVANCE is our legacy, point-of-care neurodiagnostic technology used primarily for the diagnosis and screening for carpal tunnel syndrome. While ADVANCE devices are no longer sold, we continue to provide consumables and repair services to our customer base of hand surgeons and manufacturers for use in industrial health.

Results of Operations

Comparison of Quarters Ended June 30, 2023 and 2022

	Quarter ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent

Revenues	$1,655,744	$2,138,301	$(482,557)	(22.6)%
Gross profit	1,119,258	1,452,180	$(332,922)	(22.9)%
–% of revenues	67.6%	67.9%		(0.3)%
Operating expenses	2,742,713	2,662,498	$80,215	3.0%
Other income, net	86,426	50,395	$36,031	71.5%
Net loss	$(1,537,029)	$(1,159,923)	$377,106	32.5%
Net loss per common share	$(0.19)	$(0.17)	$0.02	11.8%

Revenues

Revenues for the second quarter of 2023 decreased by $483 thousand or 22.6% compared to the second quarter of 2022. DPNCheck sales, primarily focused on MA, accounted for the majority of revenues in both quarters and a decline in such sales were the primary contributor to the revenue decline in the second quarter of 2023.

The MA market is experiencing substantial uncertainty following recent policy changes by the CMS concerning its audit practices and its patient risk adjustment coding. These changes are extensive and we believe have resulted in downward pressure on DPNCheck revenues. While it is difficult to predict the ultimate reactions by MA healthcare insurers and providers to these changes, and the effects on their patient screening with DPNCheck, it does appear likely that DPNCheck revenues will be depressed during the remainder of 2023 and potentially thereafter. Sales of Quell® declined in comparison with the second quarter of 2022, reflecting growth in sales of the recently launched Quell Fibromyalgia, offset by declines in sales of Quell OTC which is no longer offered to new accounts. Sales of legacy ADVANCE® consumables continue to decline as this product is no longer promoted and is managed for cash flow purposes.

Gross Profit

Gross profit for the second quarter of 2023 decreased by $333 thousand or 22.9% compared to the second quarter of 2022. The gross profit rate as a percentage of revenue was approximately flat between the comparable periods. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit.

Operating Expenses

Operating expenses increased in the second quarter of 2023 by $80 thousand or 3% compared to from the second quarter of 2022. Personnel costs increased due to a modest gain in headcount and compensation. This was offset by costs of consulting services, particularly in research and development, which declined due to completion of product engineering projects, and by reduced promotional spending with the discontinuation of Quell OTC sales to new accounts.

Net loss

The net loss in the second quarter of 2023 increased by $377 thousand compared to the second quarter of 2022. Similarly, net loss per common share increased to ($0.19) per common share in the second quarter of 2023 from ($0.17) per common share in the second quarter of 2022. The increase in common shares outstanding in the second quarter of 2023 partially offset the per share effect of a greater net loss in that period.

Comparison of Six Months Ended June 30, 2023 and 2022

	Six months ended June 30,		Increase (Decrease)
	2023	2022	Amount	Percent

Revenues	$3,380,515	$4,440,692	$(1,060,177)	(23.9)%
Gross profit	$2,317,657	$3,245,697	$(928,040)	(28.6)%
–% of revenues	68.6%	73.1%		(4.5)%
Operating expenses	$5,651,181	$5,418,005	$233,176	4.3%
Other income, net	$222,321	$53,823	$168,498	313.1%
Net loss	$(3,111,203)	$(2,118,485)	$992,718	46.9%
Net loss per common share	$(0.40)	$(0.30)	$0.10	33.3%

Revenues

Revenues for the first half of 2023 decreased by $1.1 million or 23.9% compared to the first half of 2022. DPNCheck sales, primarily focused on MA, accounted for the majority of revenues in both quarters and a decline in such sales was the primary contributor to the revenue decline in the first half of 2023.

Gross Profit

Gross profit for the first half of 2023 decreased by $928 thousand or 28.6% compared to the first half of 2022. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. The gross profit rate in the first half of 2023 contracted from the prior year period due to lower weighting of aftermarket DPNCheck sales and supply chain costs for electronic components including net realizable value inventory charges related to Quell components.

Operating Expenses

Operating expenses increased in the first half of 2023 by $233 thousand or 4.3% compared to the first half of 2022. Personnel costs increased due to a modest gain in headcount and compensation. This was offset by costs of consulting services, particularly in R&D, which declined due to completion of product engineering projects, and by reduced promotional spending with the discontinuation of Quell OTC sales to new accounts.

Net loss

The net loss for the first half of 2023 increased by $993 thousand compared to 2022. Similarly, net loss per common share increased to ($0.40) per common share in the first half of 2023 from ($0.30) per common share in the first half of 2022. The increase in the number of common shares outstanding in the first half of 2023 partially offset the effect of a greater net loss in that period.

Liquidity and Capital Resources

	June 30,		December 31,
	2023	2022	2022

Cash and cash equivalents	$1,862,949	$6,002,329	$4,335,020
Securities	$17,764,260	$16,965,817	$16,864,707
Working capital	$21,079,477	$23,039,380	$23,000,575
Current ratio	18.4	15.5	21.8
Net debt position	$(18,265,137)	$(21,121,664)	$(19,885,799)
Days sales outstanding	36.0	25.9	32.9
Inventory turnover	1.3	3.5	1.8

Our primary sources of liquidity are cash and cash equivalents, securities, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of June 30, 2023, we held $19.6 million in cash and cash equivalents, and securities. Working capital was $21.1 million, and the current ratio of working capital was 18.4. The Company had no term debt or borrowings. Net debt, defined as short and long-term debts (liabilities), less cash, cash equivalents and securities, continues to be negative.

Days sales outstanding ("DSO") reflect our customer payment terms which vary from payment on order to 60 days from shipment date. DSO of 36.0 on June 30, 2023 in comparison with 25.9 on June 30, 2022 reflects the timing of sales within the quarter plus an increase in sales to international distributors with 60 day credit terms. Overall, the receivable aging viewed from a 0-60 days perspective improved from the prior year. Inventory turnover rate declined during the quarter ended June 30, 2023 due to the drop in sales.

Cash Flows

	Six months ended June 30,
	2023	2022	Change

Net cash provided by (used in):
Operating activities	$(2,572,486)	$(1,578,682)	$(993,804)
Investing activities	(599,705)	(16,941,974)	16,342,269
Financing activities	700,120	1,950,881	(1,250,761)
Net change in cash and cash equivalents	$(2,472,071)	$(16,569,775)

Operating activities
Cash used in operating activities in the first half of 2023 increased by $1.0 million from the comparable period in 2022. This primarily reflects the increased net loss in the period.

Investing activities

Investing activities in the first half of 2023 and 2022 primarily reflect the deployment of cash to purchase investment grade securities in the amount of $600 thousand, net and $16.9 million, respectively. The cash deployed is invested for the short term, and while it is not forecasted to be essential to the Company’s near-term operations requirements, provides a cushion if necessary.

Financing activities

Equity sales in the first half of 2023 and 2022 contributed $700 thousand and $1.9 million, respectively. Shares of our common stock were sold to investors pursuant to the Company's at-the-market ("ATM") facility.

On October 22, 2021, we entered into an At Market Issuance Sales Agreement (the “ATM Sales Agreement”) with Ladenburg Thalmann & Co. Inc. (the “Sales Agent”), pursuant to which we can offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $25 million through the sales agent in an “at the market offering.” The Sales Agent will receive a commission of 3.0% of the gross proceeds of any common stock sold under the ATM Sales Agreement. On August 31, 2022, Amendment 1 was filed which limited the amount of common stock we may offer and sell up to $7.6 million due to SEC limitations. During the three months ended June 30, 2023, we sold 725,291 shares of our common stock, net of banker, audit and legal fees, for proceeds of $691,405 pursuant to the ATM Sales Agreement.
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

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, the effect of the COVID-19 pandemic on our operating capabilities, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding our commercialized neurostimulation and neuropathy diagnostic products; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents. We consider investments that, when purchased, have a remaining maturity of 90 days or less to be cash equivalents. The primary objectives of our investment strategy are to preserve principal, maintain proper liquidity to meet operating needs, and maximize yields. To minimize our exposure to an adverse shift in interest rates, we invest mainly in cash equivalents and short-term investments with a maturity of twelve months or less and we maintain an average maturity of twelve months or less. We do not believe that a notional or hypothetical 10% change in interest rate percentages would have a material impact on the fair value of our investment portfolio or our interest income.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. In connection with our evaluation of the Company’s internal controls over financial reporting during 2022, we identified a control deficiency in inventory accounting which represented a material weakness in our controls over financial reporting as of December 31, 2022. Specifically, our controls were not designed or implemented to ensure the proper review and determination of inventory costing, and the valuation of inventory net realizable value. The Company has taken steps to remediate the material weakness in inventory accounting controls by expanding its period-end closing process to require that the Corporate Controller perform and document a review of inventory costing and also prepare an analysis of inventory net realizable value, which analysis is required to be reviewed and approved by the Chief Financial Officer. This change in internal controls was implemented during the closing process for the first half of 2023.

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

NEUROMETRIX, INC.

July 27, 2023	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

July 27, 2023	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer