Form 10-K
period 2023-12-31
NeuroMetrix, Inc.
filed 2024-03-01
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________

FORM 10-K
 _____________________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $8,183,506 based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 30, 2023.

As of February 29, 2024, there were 1,986,540 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K is incorporated from the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2024 (the 2024 Annual Meeting of Stockholders).

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

TABLE OF CONTENTS

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, stylized "Q", “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

All share amounts in the Annual Report on Form 10-K have been adjusted to reflect a 1-for-8 reverse stock split that was effected on November 21, 2023.

i

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity; our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market; the ongoing effect of the recently completed reverse stock split of our common stock on the price or trading of our common stock; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

ITEM 1. BUSINESS

Our Business — An Overview

NeuroMetrix is a commercial stage neurotechnology company based in Woburn, Massachusetts. The Company’s mission is to improve individual and population health through innovative medical devices and technology solutions for pain syndromes and neurological disorders. Our core expertise in biomedical engineering has been refined over two decades of designing, building and marketing medical devices that stimulate nerves and analyze nerve response for diagnostic and therapeutic purposes. We are fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We hold extensive, proprietary intellectual property.

NeuroMetrix created the market for point-of-care nerve testing and introduced sophisticated wearable technology for chronic pain syndromes. Nearly five million patients have been served with our products. Revenue is derived from the sale of medical devices, after-market consumable products and accessories in the United States and select overseas markets. Products are authorized by the U.S. Food and Drug Administration (FDA) and regulators in foreign jurisdictions where appropriate. We have two principal product categories:

•Therapeutic technology – wearable neuromodulation for chronic pain syndromes
•Diagnostic technology - point-of-care peripheral neuropathy assessment

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (NIH) as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, and cancer pain, among many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems which can include fatigue, sleep disturbance and mood changes, which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects nearly 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year, and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter (OTC) internal and external analgesics as well as prescription pain medications, both non-opioid and opioids. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction are substantial. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total, these pain relief products and services account for approximately $20 billion in annual out-of-pocket spending in the United States.

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

Peripheral neuropathies, or polyneuropathies, are diseases of the peripheral nerves. They affect about 10% of adults in the United States, with the prevalence rising to over 30% among individuals 65 years and older. Peripheral neuropathies are associated with loss of sensation, pain, increased risk of falling, weakness, and other complications. People with peripheral neuropathies have a diminished quality of life, poor overall health and higher mortality. The most common specific cause of peripheral neuropathies, accounting for about one-third of cases, is diabetes. Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is peripheral neuropathy. Diabetic peripheral neuropathy (DPN) is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15 to 25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in their feet and lower legs.

Early detection of peripheral neuropathies, such as DPN, is important because there are no treatment options once the nerves have degenerated. Currently available diagnostic methods for peripheral neuropathies range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck nerve conduction technology provides a rapid, low cost, quantitative test for peripheral neuropathies, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in multiple clinical studies.

Business Strategy

Our leading commercial products, and the focus of our strategic attention, are Quell and DPNCheck.

Quell is our wearable neuromodulation technology for chronic pain. It has been refined over the past seven years with feedback from over 204,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies, gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics.

In 2021, Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell - Fibromyalgia was completed, and a De Novo marketing authorization was obtained from the FDA in 2022. Quell – Fibromyalgia is indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022 under the auspices of a controlled, strategic commercial launch in order to broaden market awareness and our understanding of market dynamics.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy (CIPN). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the National Cancer Institute (NCI) and the NIH, was completed in 2023. A 510(k) application, which is required for pre-market review and clearance by FDA of pre-market notification, has been filed with FDA for marketing authorization for CIPN patients with moderate to severe neuropathic pain and cramps. Review and approval of the application by FDA could lead to market introduction of Quell - CIPN in late 2024. This would be the second product in our emerging portfolio of Quell-based Rx wearable therapeutics. We plan a similar approach to other disease indications involving chronic pain. These potentially include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and Chronic Overlapping Pain Conditions (COPC).

DPNCheck is our well-established testing technology for peripheral neuropathies. This technology has been evaluated in multiple clinical studies and promoted both in the domestic Medicare Advantage (MA) market and also in the Asian markets of Japan and China. MA has historically contributed the majority of DPNCheck revenue and been the driver of product-line growth.

In early 2023, the Centers for Medicare and Medicaid (CMS) proposed significant changes to its MA Hierarchical Condition Categories (HCC) risk adjustment payments and to its MA Risk Adjustment Data Validation (RADV) audit practices. These changes created significant uncertainty in the market among participating healthcare providers and insurers. Subsequently, CMS confirmed that RADV changes would be implemented immediately and applied retroactively, and that changes in HCC payments would be phased in over a three-year period. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy. During 2023 we experienced a significant reduction in MA sales as a result of these CMS reimbursement changes. As a result, we reduced our commercial sales team while continuing to support our customer base and working to attract new accounts. However, it appears unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business. DPNCheck sales in Asian markets have remained consistent between the past two years and unaffected by the reimbursement changes in MA.

ADVANCE is a legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for carpal tunnel syndrome (CTS). Manufacturing of ADVANCE devices was discontinued in 2012; however, we continue to service devices and provide disposable electrodes to a customer base of hand surgeons and manufacturers for industrial health use.

Research and Development for Competitive Advantage

Our products are proprietary and were developed in-house by our research and development team. We believe that continual product innovation, focusing on our unique competency of precision neurostimulation, is essential to profitable growth and competitive advantage. Our 2024 research and development efforts are focused in two areas important to our future: 1) further development of the Quell technology platform of disease-specific wearable neuromodulation products for chronic pain and related symptoms and 2) improvement of our enterprise integration and health analytics tools for DPNCheck users.

Business Model

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our goal is to develop active, installed user bases regularly ordering or subscribing to aftermarket products. Our DPNCheck, Quell and ADVANCE products all conform to this business model.

Primary Marketed Products

Quell

Quell is a wearable device for symptomatic relief and management of chronic pain indications. It incorporates a collection of proprietary approaches designed to optimize the effectiveness of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device that is placed in a flexible band worn on the upper calf; (2) an electrode that attaches to the device and is the interface between the device and the skin; and (3) a smartphone app to control the device and visualize, understand and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud for storage of user data, data analytics and scientific research. An Apple Watch® app provides many of the functions of the smartphone app with the convenience of a smartwatch. The Quell device is lightweight and can be worn during the day while active, and at night while sleeping. It has been authorized by the FDA for symptomatic relief and management of lower extremity chronic pain and as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. Cumulatively through 2023, over 204,000 Quell devices have been shipped to customers.

DPNCheck

DPNCheck is a fast, accurate, and quantitative nerve conduction test that is used to evaluate peripheral neuropathies (also called polyneuropathies or systemic neuropathies) such as DPN. It is designed to be used by primary care physicians, endocrinologists, podiatrists and other clinicians at the point-of-care to objectively detect, stage, and monitor peripheral neuropathies. The device measures nerve conduction velocity and response amplitude of the sural nerve, a nerve in the lower leg and ankle. These parameters are recognized as sensitive and specific biomarkers of peripheral neuropathies. DPNCheck is comprised of: (1) an electronic hand-held device and (2) a single patient-use biosensor (limited biosensor re-use is allowed in certain international markets). In addition, we provide users with PC-based software that links to the device via a USB connection thereby allowing physicians to generate reports, manage their test data and integrate with enterprise systems including electronic medical record (EMR) systems.

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to peripheral neuropathies. While lower in cost than the original device, DPNCheck has the same functionality with respect to sural nerve testing. Over 4 million patient studies have been performed using our NC-stat technology. Our nerve testing technology has been the subject of over 50 peer-reviewed publications, including over 30 studies specifically addressing the accuracy and clinical utility of the DPNCheck device in the assessment of DPN and other peripheral neuropathies. Cumulatively through 2023, over 9,000 DPNCheck devices have been shipped to customers.

ADVANCE

The ADVANCE System is a part of our legacy neurodiagnostics business. It is a comprehensive platform for the performance of nerve conduction studies. The ADVANCE System is comprised of (1) the ADVANCE device and related modules; (2) various types of electrodes; and (3) a communication hub that enables a physician’s office to network the device to its office computers and to our servers for data archiving and report generation. The ADVANCE System is used with proprietary nerve specific electrode arrays. These electrode arrays combine multiple individual electrodes and embedded microelectronic components into a single patient-use disposable unit. We supply the market with a number of different nerve-specific electrode arrays. The manufacturing of ADVANCE devices was discontinued in 2012. However, we continue to provide disposable electrodes to a customer base of hand surgeons and manufacturers for industrial health use.

Historically, the ADVANCE System was marketed to a broad range of physician specialties including neurologists, orthopedic surgeons, primary care physicians, and endocrinologists, and utilized for a variety of different clinical indications including assessment of CTS, low back and leg pain, and DPN. It is most commonly used in the assessment of CTS. Over 20 peer-reviewed studies have been published on the use of the ADVANCE System in its clinical application. As of December 31, 2023, we had an installed base of approximately 40 active customers for the ADVANCE System.

The following chart summarizes our previously and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Symptomatic and management relief of lower extremity chronic pain (OTC) and fibromyalgia (Rx)	> 204,000
SENSUS	Q1 2013 – Q4 2020	Transcutaneous Electrical Nerve Stimulation	Symptomatic relief and management of chronic pain (Rx)	> 11,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Evaluation of peripheral neuropathies	> 2,500,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Evaluation of entrapment and systemic neuropathies	> 1,960,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Evaluation of entrapment and systemic neuropathies

Customers

DPNCheck customers include managed care organizations, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Japan and China. Through December 31, 2023, over 9,000 DPNCheck devices have been shipped to customers. Quell customers are primarily located in the United States. Through December 31, 2023, over 204,000 Quell devices have been shipped. Our legacy ADVANCE System customers include approximately 40 active accounts covering occupational health, primary care, internal medicine, orthopedic and hand surgeons, pain medicine physicians, neurologists, physical medicine and rehabilitation physicians, and neurosurgeons.

At December 31, 2023, three customers accounted for 74% of accounts receivable and two customers accounted for 34% of revenue.

Sales, Marketing, and Distribution

Our U.S. sales efforts for DPNCheck primarily focus on MA organizations and providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with detection of peripheral neuropathy allowing for earlier clinical intervention to help mitigate the effects of peripheral neuropathy on both patient quality of life and cost of care. Outside the United States, DPNCheck is sold in Japan by our distribution partner Fukuda Denshi Co., Ltd. and in China by Omron Medical (Beijing) Ltd. Sales and marketing efforts for DPNCheck are led by our Senior Vice President, Population Health and Value Based Care.

Quell – Fibromyalgia is available in the United States via HealthWarehouse.com, an online pharmacy. An Rx is required for purchase. The Company is conducting a strategic launch of this product to optimize its marketing strategy. Quell (OTC) for lower extremity chronic pain is no longer available to new customers. Sales and marketing efforts for Quell are led by our National Sales Director, Neuromodulation.

Customer Service handles domestic ADVANCE accessory sales and support. A small network of independent distributors in several European countries support ADVANCE in their jurisdictions.

Manufacturing and Supply

We perform final assembly and servicing of our Quell and DPNCheck devices at our manufacturing facility in Massachusetts. The ADVANCE device is no longer in production; however, we continue to sell accessories and repair services. Outside suppliers provide the sub-assemblies and components that we use in manufacturing Quell and DPNCheck, as well as our consumable products including biosensors and electrodes. Reflecting the relatively small volumes of our products being manufactured and sold, we do not have alternative suppliers for many of the key components of our products. Rather, we rely on regular contact and close working relationships with local suppliers developed over many years. In outsourcing, we target companies that meet FDA, International Organization for Standardization (ISO), and other quality standards supported by internal policies and procedures. Supplier performance is maintained and managed through a corrective action program ensuring all product requirements are met or exceeded. Following the receipt of products or product components from our third-party manufacturers, we conduct the necessary inspection, final assembly, packaging, and labeling at our manufacturing facility. We believe that our manufacturing relationships minimize our capital investment, provide us with manufacturing expertise, and help control costs.

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

We are registered with the FDA and subject to compliance with FDA quality system regulations. As a registered device manufacturer, we undergo scheduled FDA quality system inspections, are subject to inspections by state agencies and, if deemed necessary by the FDA, additional inspections may occur. We are also ISO registered and undergo annual quality system audits for regulatory compliance by TÜV SÜD. ADVANCE and DPNCheck are cleared for marketing within the United States and Canada. DPNCheck is also cleared for marketing in Japan and China. Quell is authorized for marketing in the United States.

Research and Development

We believe that we have research and development (R&D) capability that is unique to the industry with over two decades of experience in developing diagnostic and therapeutic devices involving the precision nerve stimulation and measurement of nerve signals for clinical purposes. Our company has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems.

Our R&D team works closely with marketing and customers to design products that are focused on improving clinical outcomes. The team of seven engineers includes one member who holds an M.D. Our founder and Chief Executive Officer leads R&D and coordinates our clinical program. He holds both an M.D. and a Ph.D.

R&D efforts planned for 2024:

•DPNCheck. In 2024 we will continue to focus on supporting customer adoption of our DPNCheck technology, technology maintenance, and further development of the software ecosystem beyond the patient test itself to covering the broader healthcare enterprise. The primary features of the ecosystem incorporate development of a DPNCheck data cloud where test information is aggregated for an enterprise-wide view of testing, and also to enable the transmission of patient data to EMR.

•Quell Rx Wearable Therapeutic Initiative. We continue to develop the Quell Rx portfolio for chronic pain. Quell Fibromyalgia is in the market and available commercially. Our next therapeutic target is CIPN, the subject of a recent multi-center, double blind, randomized, sham-controlled trial. We have filed a premarket notification (510(k)) with the FDA for moderate to severe neuropathic pain and muscle cramps in patients with CIPN. R&D efforts will encompass supporting the FDA review process while developing CIPN-specific product features including a customized mobile app and digital health integration which will be essential to marketing launch.

•Clinical studies for our wearable technology. We plan to continue efforts to build the body of evidence from independent, external clinical studies that is foundational to our Quell initiative.

Clinical Program

Our clinical program operates under the direction of our Chief Executive Officer. This may from time to time be comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted with leading researchers around the world to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as providing devices and consumables. External studies may examine the clinical performance and utility of our products, or use our products for outcomes measures. We actively seek to publish clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same. In 2024, we expect that our clinical program will be limited to external studies.

Competition

The Quell technology falls within the crowded TENS category which encompasses a wide number of neurostimulation devices, the majority of which are imported from Asia-based manufacturers. However, we believe there is no direct competition to our Quell technology with the level of power, sophistication, and user-friendly features for the symptomatic relief of chronic pain. The most common approach to chronic pain is pain medication. This includes OTC drugs (such as Advil and Motrin), and Rx drugs including anti-convulsants (such as Lyrica and Neurontin) and anti-depressants (such as Cymbalta and Elavil). Topical creams may also be used (such as Zostrix and Bengay). With severe pain, narcotic or opioid pain medications may be prescribed (such as codeine, fentanyl, morphine, and oxycodone). The approach to treatment is individualized, where drug combinations may be employed, but the results are often inadequate. Side effects, including the potential for addiction, are substantial.

Reflecting the difficulty in treating chronic pain, inadequate relief leads many pain sufferers to turn to the OTC market for supplements or alternatives to Rx pain medications. These include non-Rx medications, topical creams, lotions, TENS devices, dietary products, braces, sleeves, pads and other items. In the United States, over $4 billion is spent annually on such pain relief products.

Nerve stimulation is an established treatment for chronic pain. It is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Non-invasive approaches to neurostimulation have achieved limited success in practice due to device limitations, inadequate dosing and low patient adherence. We believe that our Quell – Fibromyalgia wearable technology whose Rx indications make it the only FDA authorized non-pharmaceutical treatment for fibromyalgia, and its personalized features including app control, high power and automation, and digital health integration characteristics place it in a unique neurostimulation category without direct competition. Further, we expect that our initiative to build a portfolio of Quell-based Rx wearable neurotherapeutics will, if successful, significantly reduce or eliminate direct competition from TENS devices.

We believe that DPNCheck is currently the only objective and standardized test for peripheral neuropathies widely available at the point-of-care. The American Diabetes Association and other organizations recommend at least annual evaluation of all people with diabetes for DPN. Due to cost and availability, the evaluation is typically performed using a simple (5.07/10g) monofilament. The method is subjective and only identifies late-stage neuropathy where intervention is generally limited to foot care. Experts in the field have indicated that there is an unmet need for a practical, objective, and sensitive test for diabetic neuropathy that can be widely deployed in the regular care of all people with diabetes. Monofilaments (5.07/10g) are a commodity sold by multiple medical supply companies.

There are several companies that sell neurodiagnostic devices that may compete with our ADVANCE System. These companies include Cadwell Laboratories, Inc. and Natus Medical Incorporated, both of which have substantially greater financial resources than we have. Natus Medical Incorporated and Cadwell Laboratories, Inc. have effective worldwide distribution channels for supplying medical instruments to neurologists and physical medicine and rehabilitation physicians.

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

Patents

As of December 31, 2023, we had 48 issued U.S. patents, 41 issued foreign patents, and 22 patent applications. Our wearable therapeutic products have 26 issued U.S. utility patents, 23 foreign utility patents, 10 issued U.S. design patents plus 11 issued foreign design patents. We also have 22 patent applications related to our wearable therapeutic products (10 U.S. and 12 foreign). For our DPNCheck diagnostic device, 11 utility patents (4 U.S. and 7 foreign) were issued that cover the core technology.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. We have additional patents and patent applications directed to other novel inventions that extend patent terms into 2024 to 2031.

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

Third-Party Reimbursement

Procedures performed with our neurodiagnostic medical devices including ADVANCE and DPNCheck may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2024 Physicians Fee Schedule published by the CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as those used with the DPNCheck device and the ADVANCE System.

We believe that physicians are generally receiving reimbursement under CPT 95905 from Medicare for nerve conduction studies performed for CTS using pre-configured electrode arrays that meet the medical necessity requirements in their local Medicare region but that commercial insurers are generally not providing reimbursement. Reimbursement by third-party payers is an important element of success for medical device companies. We do not foresee a significant near-term improvement in reimbursement for procedures performed with ADVANCE and DPNCheck.

In the United States, some insured individuals receive their medical care through managed care programs which monitor and, for payment purposes, often require pre-approval of the services that a member’s provider prescribes. Some managed care programs pay their providers a predetermined annual payment per member which puts the providers at financial risk for the services provided to their members. Our domestic sales efforts for DPNCheck have been focused on the MA program. The MA program is administered by CMS and operated by private managed care organizations or insurers referred to as Medicare Advantage organizations (MAOs). CMS pays these MAOs capitated fees that are adjusted under CMS’s risk adjustment model, which uses health status indicators, or risk scores, to ensure the adequacy of payment. Members with higher risk codes generally require more healthcare resources than those with lower risk codes. In turn, the MAOs fully absorb the risk of patient health care costs. MAOs may share a portion of the risk with provider organizations such as independent practice associations (IPAs) with whom they contract to provide medical services to their members. Proper assessment of each member’s health status and accurate coding helps to assure that MAOs receive capitation fees consistent with the CMS risk adjustment model.

The MA program experienced significant change during 2023 as CMS issued a new rule regarding the MA RADV program that is used to recover improper risk adjustment payments made to MAOs and also issued its 2024 Medicare Advantage Advance Notice, which confirmed substantial changes to the HCC risk adjustment model for calendar year 2024. These changes to RADV and to HCC significantly limited patient screening for various conditions, including for peripheral neuropathy, which had an adverse effect on DPNCheck testing and revenue during 2023. We do not expect any further changes during 2024 in the CMS risk adjustment model as it relates to neuropathy.

Our success in selling DPNCheck and ADVANCE will depend upon, among other things, our customers receiving, and our potential customers’ expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. We expect that Quell will generally not be reimbursed by third-party payers in the near future. See “Risk Factors - If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products other than Quell, their adoption and our future product sales will be materially adversely affected.”

FDA and Other Governmental Regulation

FDA Regulation

Our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. Those three classes are:
•Class I: The lowest risk products, which require compliance with medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations.
•Class II: Comprising moderate-risk devices, which also require compliance with general controls and in some cases, so-called special controls that may include performance standards, particular labeling requirements, or post-market surveillance obligations; typically a Class II device also requires pre-market review and clearance by FDA of a pre-market notification (510(k) application) as well as adherence to the quality system regulations/good manufacturing practices for devices; and
•Class III: High-risk devices that are often implantable or life-sustaining, which also require compliance with the medical device general controls and quality system regulations, but which generally must be approved by FDA before entering the market, through a more-lengthy pre-market approval (PMA) application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Before being introduced into the U.S. market, our products must obtain marketing clearance or approval from FDA through the 510(k) pre-market notification process, or the De Novo classification process (summarized below under De Novo Classification Process (the PMA process)), unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of pre-market review and authorization by the FDA. To date, our products have all been classified as Class II, moderate-risk medical devices and have been subject to the 510(k) or the De Novo review and clearance process. See “Risk Factors - We are subject to extensive regulation by the FDA which could restrict the sales and marketing of Quell, DPNCheck and ADVANCE, as well as other products for which we may seek FDA clearance or approval and could cause us to incur significant costs.”

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

Manufacturing Facilities

Our facility, and the facilities utilized by our contract sub-assembly manufacturer, have been inspected by FDA in the past, and observations were noted. There were no findings that involved a significant violation of regulatory requirements. The responses to these observations have been accepted by the FDA and we believe that we and our contract manufacturers are in substantial compliance with the FDA QSR. We expect that our facility and our subcontract facilities will be inspected again as required by the FDA. If the FDA finds significant violations, we could be subject to fines, recalls, requirements to halt manufacturing, or other administrative or judicial sanctions.

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
MDSAP participating international partners include:
•MDSAP Members
▪Therapeutic Goods Administration of Australia
▪Brazil’s Agência Nacional de Vigilância Sanitária
▪Health Canada
▪Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency
▪U.S. Food and Drug Administration

•MDSAP Official Observers:
▪The World Health Organization (WHO) Prequalification of In Vitro Diagnostics (IVDs) Programme
▪United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA)
▪European Union (EU)
•MDSAP Affiliate Members:
▪Republic of Korea's Ministry of Food and Drug Safety
▪Argentina’s National Administration of Drugs, Foods, and Medical Devices (ANMAT)
▪Federal Commission for Protection from Sanitary Risks (COFEPRIS) of Mexico
▪Ministry of Health of Israel
▪Singapore’s Health Sciences Authority (HSA)
▪TFDA – Taiwan Food and Drug Administration
Based on its evaluation of the MDSAP Final Pilot Report, the MDSAP Regulatory Authority Council (the international MDSAP governing body) determined that the MDSAP Pilot had satisfactorily demonstrated the viability of the Medical Device Single Audit Program.

In May 2023, we underwent a MDSAP audit by the registrar TÜV SÜD. There were no observations noted in the audit. There was a second TÜV SÜD audit under the direction of the European Union which resulted in two minor observations which were satisfactorily resolved. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

Human Capital Resources

As of December 31, 2023, we had 26 full time employees. Of these employees, six were in research and development, ten in sales and marketing, five in production/distribution, and five in general and administrative services. One employee holds both an M.D. and a Ph.D. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that we have good employee relations.

We recruit employees with the skills and training relevant to functional responsibilities. As a small, innovative company focused on profitable growth, we believe that our future success largely depends on our continued ability to attract and retain highly skilled employees. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be national or local. We aim to provide market-based compensation and stretch incentives. We work to retain our employees for many years, as evidenced by the average of over nine years' tenure of our workforce. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics, with which all employees are required to annually confirm compliance.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) may be obtained through the Investor Relations section of our website at www.neurometrix.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
•We are focused on growing sales of Quell, our wearable device for chronic pain, and DPNCheck, our test for peripheral neuropathy. We cannot assure you that we will be successful with these products or future product candidates or product enhancements in our development pipeline.
•Our current and future revenue is dependent upon commercial acceptance of our products in the marketplace. If our products are not accepted by prescribers and customers, our operations will be materially and adversely affected.
•If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of our products, other than Quell, their adoption and our future product sales will be materially adversely affected.
•The clinical study process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical study results, or the safety profile for such products or products under development.
•We rely on third parties to conduct clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.
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

•Cybersecurity incidents, security breaches and other disruptions could compromise our information, hinder our ability to perform essential activities and expose us to financial claims and liabilities, which could cause our business and reputation to suffer.
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
•We have, in the past, failed to satisfy certain continued listing requirements on The Nasdaq Stock Market LLC (Nasdaq) and could fail to satisfy those requirements again in the future which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We have incurred recurring losses from operations and negative cash flows from operating activities. At December 31, 2023, we had an accumulated deficit of $210.1 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain. Our operations could be curtailed if we are unable to obtain the required additional funding when needed. The terms of any financing may not be advantageous to us.

We held cash, cash equivalents and investment grade securities of $18.0 million as of December 31, 2023. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements for at least the next twelve months from the day of issuance of the financial statements. However, we may still need to raise additional funds to support our future operating and capital needs.

We expect to incur further losses as we grow sales of our products. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) the effect of supply chain issues on our ability to obtain parts and materials from our suppliers; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments and inquiries affecting our existing products; (f) changes in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, asset divestitures, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

We hold an investment portfolio of securities that could experience losses.

We invest our cash resources not required for near-term operations in a portfolio of debt securities. These securities are evaluated by independent rating agencies and meet the criteria of “investment grade” securities at the time of purchase. Changes in domestic or world-wide economic conditions, or in the operations of the issuing entities could result in a rating downgrade of the securities or an inability of the issuer to meet its obligation to the Company upon maturity. In this event, the Company would be exposed to loss in value of the security. If the change in economic conditions was so severe as to affect the overall securities market and therefore a significant part of the Company’s portfolio, the loss in value could jeopardize the Company’s ability to adequately fund its operations, its strategic initiatives and achieve its development and commercialization goals.

We are focused on growing sales of Quell, our wearable device for chronic pain, and DPNCheck, our test for peripheral neuropathy, and. We cannot assure you that we will be successful with these products or future product candidates or product enhancements in our development pipeline.

Quell was launched in June 2015, and is a wearable neuromodulation device for the symptomatic relief and management of chronic pain indications. We are leveraging our core Quell technology into a portfolio of Rx wearable neurotherapeutics. Quell - Fibromyalgia, the first product in this emerging portfolio, was launched in late 2022 as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. We have recently filed with FDA a 510(k) marketing application for Quell – CIPN.

DPNCheck was launched in 2011 and is a nerve conduction test for peripheral neuropathies such as diabetic peripheral neuropathy. Our sales strategy for DPNCheck has focused on the U.S. MA sector through our own commercial team, and physician offices and hospitals in Japan and China through distribution partners.

The MA market experienced substantial change during 2023 when CMS issued new rules on the MA RADV program that is used to recover improper risk adjustment payments made to MA plans and also issued its 2024 Medicare Advantage Advance Notice, which confirmed substantial changes to the HCC risk adjustment model limiting HCC codes for many types of peripheral neuropathies. The impact of these factors on 2023 DPNCheck revenue was materially adverse. While we continue to support our customers and work to acquire new accounts, we do not expect a near-term recovery from the decline in DPNCheck revenue.

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

If the third parties on whom we rely fail to perform, our development costs may increase, and our ability to obtain regulatory approval and commercialize our product candidates may be delayed or prevented altogether. We currently support medical institutions who are conducting clinical trials related to our products. While we believe that there are alternative approaches to these medical institutions, in the event that we seek such alternative sources we may not be able to enter into replacement arrangements without delays or incurring additional expenses.

We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers, or material supply chain delays, could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.

We rely on third-party manufacturers to manufacture components of our Quell, DPNCheck and ADVANCE systems. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products, experience extraordinary price increases on parts essential to our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or to locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. While we have long-standing relationships with our primary suppliers for device components, electrodes and biosensors, these suppliers are, in turn, dependent on other manufacturers of electronic parts and components, and are therefore subject to supply and demand risks of the electronic parts and components marketplace, and the potential for parts obsolescence. As a result, there is a risk that certain parts and components could be in short supply at a time when required by us or they could be discontinued and no longer available to us.

We have experienced, from time to time, inventory shortages on our products and essential parts. If any materially adverse changes in our relationships with manufacturers or parts suppliers occur, our ability to supply our customers will be severely limited until we are able to engage an alternate manufacturer or parts supplier or, if applicable, resolve any quality issues with our existing manufacturer. This situation could prevent us from delivering products to our customers in a timely manner, lead to decreased sales or increased costs, or harm our reputation with our customers.

If our manufacturers are unable to supply us with an adequate supply of product components, we could lose customers, our potential future growth could be limited and our business could be harmed.

In order for us to successfully expand our business, our contract manufacturers must be able to provide us with substantial quantities of components of our products in compliance with regulatory requirements, in accordance with agreed upon specifications, at acceptable cost and on a timely basis. Our potential future growth could strain the ability of our manufacturers to deliver products and obtain materials and components in sufficient quantities. Manufacturers often experience difficulties in scaling up production, including problems with production yields and quality control and assurance. If we are unable to obtain sufficient quantities of high-quality products to meet customer demand on a timely basis, we could lose customers, our growth may be limited and our business could be harmed.

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

A number of factors may adversely impact our gross margins on product sales and services, including:

•shortages of electronic components resulting in higher prices or an inability to supply key parts;
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

We are a small company with 26 employees as of December 31, 2023, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.

Our future business and financial success will depend, in part, on our ability to effectively market our products, including Quell and DPNCheck, and to enhance these products in response to customer demand and feedback. Developing new products and upgrades to existing and future products imposes burdens on our research and development department and our management. This process is costly, and we cannot assure you that we will be able to successfully develop new products or enhance our current products. We also may not be able to enter into relationships with other companies to sell additional products. In addition, as we develop the market for our products, future competitors may develop desirable product features earlier than we do which could make our competitors’ products less expensive or more effective than our products and could render our products obsolete or unmarketable. If our product development efforts are unsuccessful, we will have incurred significant costs without recognizing the expected benefits and our business prospects may suffer.

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

Cybersecurity incidents, security breaches and other disruptions could compromise our information, hinder our ability to perform essential activities, and expose us to financial claims and liabilities, which could cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data in our data centers, on our networks, including intellectual property, our proprietary business information, and that of our customers, suppliers and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Similar risks exist with respect to our business partners and third-party providers, including suppliers, software and cloud-based service providers, that we rely upon for aspects of our information technology support services and certain administrative functions. Any such incident or breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Foreign markets represented approximately 20% and 14% of our revenues in 2023 and 2022, respectively. We are evaluating future expansion, particularly in Asia. Any such expansion will subject us to the possibility of new business risks, including:

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

We sell medical devices that are subject to extensive regulation in the United States by the FDA with regard to manufacturing, labeling, sale, promotion, distribution, shipping and ongoing monitoring and follow-up. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first be cleared or approved by the FDA. Medical devices may be marketed only for the indications for which they are approved or cleared. The regulatory review process can be expensive and lengthy. The FDA’s process for granting 510(k) clearance typically takes approximately three to six months, and for De Novo clearance approximately five months to one year. However, in both cases it can be significantly longer. The process for obtaining a PMA is much more costly and onerous. By law, the time period designated for the FDA’s review of a PMA is 180 days; however, this time is often extended and it is not uncommon for the PMA review process to take three years or longer from the time the application is filed with the FDA.

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

We also are subject to numerous post-marketing regulatory requirements, including the FDA’s (i) quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products; (ii) labeling regulations, medical device reporting regulations; and (iii) correction and removal reporting regulations. Third-party pharmacies, including online pharmacies, and other distributors of our products may also be subject to federal, state and local licensing, accreditation and other regulatory requirements. Our failure or the failure by any manufacturer, pharmacy or distributor of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA or other regulators or it could result in delays in the distribution of our products. FDA enforcement actions relating to post-marketing regulatory requirements or other issues may include any of the following:

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

We and our contract manufacturers are required to comply with the FDA’s QSR which is a complex regulation that governs the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, sterilization, storage and shipping of our devices. The FDA enforces the QSR through periodic inspections. We cannot assure you that our facilities or the facilities of the manufacturers of our products would pass any future inspection. If our facilities or any of the facilities of the manufacturers of our products fail an inspection, the manufacturing or distribution of our products could be interrupted and our operations disrupted. Failure to take adequate and timely corrective action in response to an adverse inspection could result in a suspension or shutdown of our packaging and labeling operations and the operations of the manufacturers of our products or a recall of our products, or other administrative or judicial sanctions. If any of these events occurs, we may not be able to provide our customers with the quantity of products they require on a timely basis, our reputation could be harmed, and we could lose customers and suffer reduced revenues and increased costs.

We are subject to Federal Trade Commission regulatory oversight. Exercise of this regulatory oversight could lead to an outcome which would constrain our marketing of Quell, cause us to incur significant costs and penalties, and adversely affect our financial results.

Under the FTC Act, the FTC is empowered, among other things, to (a) prevent unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce; (b) seek monetary redress and other relief for conduct injurious to consumers; and (c) gather and compile information and conduct investigations relating to the organization, business, practices, and management of entities engaged in commerce. The FTC has very broad enforcement authority, and failure to abide by the substantive requirements of the FTC Act and other consumer protection laws can result in administrative or judicial penalties, including civil penalties, or injunctions affecting the manner in which we would be able to market Quell in the future.

Our products may be subject to recalls, even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.

We are subject to the medical device reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury, or have malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to occur. We are also subject to the correction and removal reporting regulations, which require us to report to the FDA any field corrections and device recalls or removals that we undertake to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug and Cosmetic Act (FDCA) caused by the device which may present a risk to health. In addition, the FDA and similar governmental agencies in other countries have the authority to require the recall of our products if there is a reasonable probability that the products would cause serious adverse health consequences or death. A government-mandated or voluntary recall by us could occur as a result of manufacturing defects, labeling deficiencies, packaging defects or other failures to comply with applicable regulations. Any recall would divert management attention and financial resources and harm our reputation with customers and could have a material adverse effect on our financial condition and results of operations.

We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

A federal law commonly known as the federal anti-kickback law, and several similar state laws, prohibit the payment of any remuneration that is intended to induce physicians or others either to refer patients or to acquire or arrange for or recommend the acquisition of health care products or services. These laws constrain a medical device company’s sales, marketing and other promotional activities by limiting the kinds of business relationships and financial arrangements, including sales programs we may have with hospitals, pharmacies (including online pharmacies), physicians or other potential purchasers of medical devices. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payers that are false or fraudulent, or for items or services that were not provided as claimed. We rely on third-party health care organizations, pharmacies (including online pharmacies) and distributors to fulfill orders of our products. In addition, from time to time, we may provide coding and billing information as product support to purchasers of our products. Our relationships with health care organizations, pharmacies and other third parties could be scrutinized under federal and state health care laws such as the anti-kickback laws. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance, which can be quite substantial including exclusion from participation in federal health care programs. A number of states have enacted laws that require pharmaceutical and medical device companies to monitor and report payments, gifts and other remuneration made to physicians and other health care professionals and health care organizations. Some state statutes, such as the one in Massachusetts, impose an outright ban on gifts to physicians. These laws are often referred to as “gift ban” or “aggregate spend” laws and carry substantial fines if they are violated. Similar legislation, known as the Physician Payments Sunshine Act, was enacted by Congress in 2014. In the event that we are found to have violated these laws or determine to settle a claim that we have done so, our business may be materially adversely affected as a result of any payments required to be made, restrictions on our future operations or actions required to be taken, damage to our business reputation or adverse publicity in connection with such a finding or settlement or other adverse effects relating thereto. Additionally, even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to, and thus could harm our business and results of operations.

If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities, damage our reputation and harm our business.

There are a number of federal and state laws protecting the confidentiality of individually identifiable patient health information, including patient records, and restricting the use and disclosure of that protected information. In particular, the U.S. Department of Health and Human Services promulgated patient privacy rules under the Health Insurance Portability and Accountability Act of 1996. These privacy rules protect medical records and other personal health information by limiting their use and disclosure, giving individuals the right to access, amend and seek accounting of their own health information and limiting most use and disclosures of health information to the minimum amount reasonably necessary to accomplish the intended purpose. Any failure or perceived failure by us or any third-party distributors, pharmacies, service providers, contractors or consultants to comply with privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, or transfer of sensitive information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including class action lawsuits, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations.

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

Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that have patent terms extending into 2024 and beyond.

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

Additionally, proceedings to enforce our intellectual property and proprietary rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, put our patents at risk of being invalidated or interpreted narrowly, put our patent applications at risk of not issuing and provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property and proprietary rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

If our stock price declines, it may be difficult to raise additional capital and it could impair our ability to attract and retain qualified employees, reduce the liquidity of our common stock, and result in the delisting of our common stock from Nasdaq.

The trading price of our common stock has been volatile and is likely to be volatile in the future.

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2023, our stock price has fluctuated from a low of $3.05 to a high of $59.28. The market price for our common stock will be affected by a number of factors, including:

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

We have, in the past, failed to satisfy certain continued listing requirements on Nasdaq. For example, as previously disclosed, on August 8, 2023, we received a deficiency letter from the Nasdaq Listing Qualifications Department notifying us that because the closing bid price of our common stock had fallen below $1.00 per share for 30 consecutive business days, we no longer met the bid price requirement. We were able to regain compliance with the minimum bid price requirement within the prescribed 180-day compliance period by effecting a reverse stock split, and currently, our common stock trades on Nasdaq. However, if we fail to maintain compliance with any Nasdaq listing requirements in the future, including minimum bid price for our common stock, we could be delisted and our stock would be considered a penny stock under regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of our common stock and your ability to sell our securities in the secondary market.

The long-term effects of our recently completed reverse stock split on the market price of our common stock cannot be predicted with any certainty, and shares of our common stock have likely experienced decreased liquidity as a result of the reverse stock split.

On November 21, 2023, we effected a reverse stock split of the Company’s common stock, at a ratio of 1-for-8, to comply with Nasdaq’s minimum bid price requirement. The liquidity of our common stock has likely been adversely affected and may continue to be adversely affected by the reverse stock split given the reduced number of shares of our common stock that are now outstanding following the reverse stock split, particularly if the market price of our common stock does not increase from its recent decline after the reverse stock split. As a result of the lower number of shares outstanding following the reverse stock split, the market for our common stock may also become more volatile, which may lead to reduced trading and a smaller number of market makers for our common stock. The reverse stock split also increased the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following the reverse stock split may be required to pay higher transaction costs if they sell their common stock.

There can be no assurance that our share prices will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. The trading liquidity of our common stock may not improve.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We operate in the medical device industry, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have initiated a risk-based approach designed to identify and assess the cybersecurity threats that could affect our business and information systems. Our strategy is to maintain a high level of risk awareness, identify critical IT assets, regularly update or replace those assets, and systematically perform vulnerability testing, and to promptly remediate deficiencies. Our cybersecurity program is aligned with industry standards and best practices, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework.

We are adopting various tools and methodologies to manage cybersecurity risk that will be tested on a regular cadence. We are also in the process of monitoring and evaluating our cybersecurity posture and performance on an ongoing basis through scheduled vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share.

Our Board of Directors, the Audit Committee and the Cyber Committee, which is chaired by the Chief Executive Officer and staffed by the IT Director, Chief Financial Officer, Corporate Controller and other management employees, are responsible for overseeing cybersecurity risks and risk management. The Board has assigned oversight responsibility for cybersecurity to the Audit Committee, which is in regular communication with management concerning cybersecurity threats and incidents. The Audit Committee reviews management assessment of cyber controls, control testing and outcomes. The Audit Committee is responsible for keeping the Board informed of significant cybersecurity developments including incidents which might potentially have a material effect on the Company. The Cyber Committee is responsible for evaluating cyber threats, the potential effect on operations and scope of the threat. Threats or incidents which the Cyber Committee has judged to have potentially material consequences will be communicated to the Audit Committee. A meeting of the full Board of Directors, including the Audit Committee, will be convened within 48 hours of the Cyber Committee assessment. If the Board determines that the threat or incident is material, Form 8-K will be finalized and filed within four days following the determination, as required under SEC rules.

The Company is currently in the process of implementing a more formalized cybersecurity program.

ITEM 2. PROPERTIES

Our headquarters, engineering activities, and manufacturing and fulfillment activities are located in an approximately 10,000 square foot leased facility in Woburn, Massachusetts. We believe this facility will be adequate for our needs during the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to or aware of any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NURO”.

Stockholders

On February 29, 2024, there were approximately 42 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On February 29, 2024, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $4.06.

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

Our Business

NeuroMetrix is a commercial stage neurotechnology company based in Woburn, Massachusetts. The Company’s mission is to improve individual and population health through innovative medical devices and technology solutions for neurological disorders and chronic pain management. We are fully integrated with in-house capabilities spanning research and development, manufacturing, regulatory affairs and compliance, sales and marketing, product fulfillment and customer support. We hold extensive, proprietary intellectual property.

NeuroMetrix created the market for point-of-care nerve testing and introduced sophisticated wearable technology for chronic pain syndromes. Nearly five million patients have been served with our products. Revenue is derived from the sale of medical devices and after-market consumable products and accessories in the United States and select overseas markets. Products are authorized by the FDA and regulators in foreign jurisdictions where appropriate. We have two principal product categories:

•Therapeutic technology – wearable neuromodulation for chronic pain syndromes
•Diagnostic technology - point-of-care peripheral neuropathy assessment

Early detection of peripheral neuropathies, such as DPN, is important because there are no treatment options once the nerves have degenerated. Today’s diagnostic methods for peripheral neuropathies range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck nerve conduction technology provides a rapid, low cost, quantitative test for peripheral neuropathies, including DPN. It addresses an important unmet medical need and is particularly effective in screening large populations. This technology has been evaluated in multiple clinical studies and marketed to domestic MA healthcare providers and insurers and in the Asian markets of Japan and China. MA has historically contributed the majority of DPNCheck revenue and been the driver of product-line growth.

In early 2023, the CMS proposed significant changes to its MA HCC risk adjustment payments and to its MA RADV audit practices. These changes created significant uncertainty in the market among participating healthcare providers and insurers. Subsequently, CMS confirmed that RADV changes would be implemented immediately and applied retroactively, and that changes in HCC payments would be phased in over a three-year period. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy. During 2023, we experienced a significant reduction in MA sales revenue as a result of these CMS reimbursement changes. We reduced our commercial sales team while continuing to support our customer base and working to attract new accounts. However, it is unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business. DPNCheck sales in Asian markets have remained consistent between the past two years and unaffected by the reimbursement changes in MA.

Chronic pain is a significant public health problem. It is defined by the NIH as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, cancer pain and many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems. These can include fatigue, sleep disturbance and mood changes, which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management. Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks, such as migration of the implanted nerve stimulation leads. Non-invasive approaches involving TENS have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence.

Quell is our wearable neuromodulation technology for chronic pain. We believe it is designed to address many of the limitations of traditional TENS. It has been refined over the past seven years with over 204,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology via a mobile phone app, and their utilization and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies gives us the opportunity to leverage this technology platform into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics.

The FDA granted Breakthrough Device Designation in 2021 for a Quell - Fibromyalgia indication. Following a pivotal double-blind, randomized, sham-controlled clinical study, FDA approved a De Novo marketing authorization in 2022 and Quell – Fibromyalgia, the first product of the emerging prescription portfolio, was launched.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic CIPN. A CIPN double-blind, randomized, sham-controlled clinical study employing Quell and funded by the NCI and the NIH was completed in 2023 and a 510(k) application has been filed with FDA for marketing authorization for CIPN patients with moderate to severe neuropathic pain and cramps. Review and approval of the application by FDA could lead to market introduction of Quell - CIPN in late 2024. This would be the second product in our emerging portfolio of Quell-based prescription wearable therapeutics. We plan a similar approach to other disease indications involving chronic pain. These potentially include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and COPC.

ADVANCE is a legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for CTS. Manufacturing of ADVANCE devices was discontinued in 2012; however, we continue to service devices and provide disposable electrodes to a customer base of hand surgeons and manufacturers for industrial health use.

Results of Operations

Comparison of Years Ended December 31, 2023 and December 31, 2022

	Fiscal Year		Increase (Decrease)
	2023	2022	Amount	Percent

Revenues	$5,901,425	$8,256,073	$(2,354,648)	(28.5)%
Gross profit	$3,947,413	$5,750,240	$(1,802,827)	(31.4)%
–% of revenues	66.9%	69.6%
Operating expenses	$11,098,934	$10,492,006	$606,928	5.8%
Other income	$622,034	$325,157	$296,877	91.3%
Net loss	$(6,529,487)	$(4,416,609)	$2,112,878	47.8%
Net loss per share of common stock	$(6.27)	$(4.97)	$1.30	26.2%

Revenues

Revenues for 2023 decreased by $2.4 million, or 28.5%, from 2023. DPNCheck contributed the majority of revenues in both years. It posted a revenue drop of 25.2% in 2023, primarily attributable to adverse CMS reimbursement changes in the Medicare Advantage market which created significant uncertainty among healthcare providers and reduced patient screening for various conditions, including for peripheral neuropathy. Also, 2023 was the first full year following the discontinuation of Quell (OTC) which we took off the market in Q4 2022. Sales of the Company’s first Rx indication, Quell – Fibromyalgia, partially offset the loss of Quell OTC sales. Legacy ADVANCE revenues continued to decline with erosion of its customer base.

Gross Profit

Gross profit for 2023 decreased by $1.8 million or 31.4% from 2022 primarily due to the drop in DPNCheck sales. The gross margin rate contracted by 2.7 percentage points to 66.9% reflecting decreased production efficiency and higher unabsorbed costs relative to production volume.

Operating Expenses

Operating expenses increased in 2023 by $0.6 million or 5.8% from 2022. The net increase encompassed expansion of the Quell – Fibromyalgia sales team, inflation-related increases in personnel costs, higher professional fees offset by reduced outside engineering services.

Research and development spending in 2023 of $2.8 million decreased by 14.3% or $462 thousand from 2022, primarily due to a reduction in outside engineering support for Quell, a drop of $585 thousand from the prior year offset by increased personnel costs of $113 thousand. Sales and marketing spending of $3.4 million in 2023 increased by $500 thousand or 17.4% reflecting the addition of Quell headcount and personnel costs. General and administrative costs of $5.0 million increased by $569 thousand or 13% from 2022. Personnel costs (including equity compensation) increased by $398 thousand or 24.2% and professional services costs increased by $204 thousand or 44.7%.

Other Income

Other income reflects the effects of higher interest rates in 2023 on interest income from the Company's securities portfolio and its commercial bank account.

Net loss

Net loss in 2023 was $6.5 million or $6.27 per share of common stock versus a net loss in 2022 of $4.4 million, or $4.97 per share of common stock. Shares of common stock outstanding were 1,524,939 at December 31, 2023 versus 971,492 at December 31, 2022. The Company executed a one-for-eight reverse split of its common stock in November 2023.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	Years Ended December 31,
	2023	2022

Cash, cash equivalents and marketable securities	$17,997,151	$21,199,727
Working capital	$19,613,803	$23,000,575
Current ratio	16.8	21.8
Net debt position	$(16,664,027)	$(19,885,799)
Days sales outstanding	35.6	20.9
Inventory turnover	1.2	1.8

Our primary sources of liquidity are cash, cash equivalents and marketable securities, collections on sales of our products, and net proceeds from equity sales. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of December 31, 2023, we had $18 million in cash, cash equivalents and marketable securities, working capital of $19.6 million, and a current ratio of 16.8. We had no term debt or borrowings at the end of 2023 and 2022, which contributed to a negative net debt position at each year end. (Net debt position is defined as short-term and long-term financial obligations, less cash, cash equivalents and marketable securities.) These measures indicate adequate liquidity and capitalization of the company.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO in 2023 in comparison with the prior year reflects a greater weighting during 2023 of DPNCheck sales with terms of 30 to 60 days plus extended payment terms provided to a long-term DPNCheck customer related to a volume-based contract. Inventory turnover rate declined during 2023 due to reduced sales volume.

Cash Flows

	Years Ended December 31,
	2023	2022	Change

Net cash provided by (used in):
–Operating activities	$(6,084,868)	$(5,289,416)	$(795,452)
–Investing activities	$1,156,353	$(16,811,699)	$17,968,052
–Financing activities	$2,325,441	$3,864,031	$(1,538,590)
Net decrease in cash and cash equivalents	$(2,603,074)	$(18,237,084)

Operating activities

Operations cash usage in 2023 increased by $0.8 million from 2022. This reflected an increased net loss of $2.1 million in 2023 partially offset by net reductions in non-cash elements of the net loss plus changes in operating assets and liabilities from 2022.

Investing activities

Proceeds from maturities of marketable securities, net of reinvestments and fixed asset purchases were $1.2 million in 2023. Investing activity in 2022 included the establishment of a portfolio of marketable securities as well as fixed asset purchases. Investing activities in 2022 include cash deployment of cash reserves into marketable securities valued at $16.8 million. Fixed asset purchases were $184 thousand in 2023 and $23 thousand in 2022.

Financing activities

During 2023 we raised net proceeds of $2.3 million from the sale of shares of common stock, registered under a shelf registration statement, to investors utilizing an At-The-Market (ATM) facility and administered by an investment bank. This amount compared with $3.9 million raised under the ATM in 2022. The 2023 activity allowed us to offset a significant portion of our net cash usage in operations and to close the year with cash, cash equivalents and securities of approximately $18 million.

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

Inventories

Inventories, consisting primarily of finished goods and purchased components, are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out inventory valuation method. We perform an analysis of inventory valuation on at least a quarterly basis to determine whether the inventory carrying value exceeds its net realizable value. Net realizable value is based on current selling price and estimated future sales volume. Should market conditions deteriorate, our inventory realization could be lower than estimated net realizable value.

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

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2023 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c) Changes in internal control over financial reporting.

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

On February 20, 2024, we entered into Amendment No. 16 to our Shareholder Rights Agreement (“Amendment No. 16”) with Equiniti Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 16 extends the term of the Shareholder Rights Agreement by an additional year. The foregoing description of Amendment No. 16 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 16, a copy of which is set forth as Exhibit 4.3.17 to this Annual Report on Form 10-K and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the year ended December 31, 2023, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Directors and Executive Officers

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	59	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	72	Senior Vice President, Chief Financial Officer and Treasurer
Bradley M. Fluegel	62	Director
David E. Goodman, M.D.	67	Director
Nancy E. Katz	64	Director
David Van Avermaete	72	Director

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

Bradley M. Fluegel has served as a member of our Board of Directors since June 2022. Since January 2018, Mr. Fluegel has been a principal of BMF Advisors, where he advises healthcare companies. He previously served as Senior Vice President, Chief Healthcare Commercial Market Development Officer of Walgreens from August 2015 to January 2018 and prior to that Chief Strategy Officer of Walgreens from September 2012 to August 2015. From April 2011 to September 2012, Mr. Fluegel served as Executive in Residence at Health Evolution Partners, a healthcare private equity firm. Mr. Fluegel served as Executive Vice President and Chief Strategy and External Affairs Officer of WellPoint, Inc. (now Elevance Health) from September 2007 to December 2010. Prior to that, Mr. Fluegel served as Senior Vice President of National Accounts and Vice President, Enterprise Strategy at Aetna, Inc. Mr. Fluegel currently serves on the board of directors of Performant Financial Corporation (Nasdaq: PFMT) and American Oncology Network (Nasdaq: AONC) and formerly served on the board of directors of Itamar Medical Ltd. prior to Zoll Medical's acquisition of the company and Fitbit, Inc. prior to Google’s acquisition of the company. Mr. Fluegel received an M.P.P.from Harvard University’s Kennedy School of Government and a B.A. in Business Administration from the University of Washington. He also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business. Mr. Fluegel’s qualifications to serve on the Board include his extensive executive experience and his background in the healthcare industry.

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

David Van Avermaete has served as a member of our Board of Directors since September 2013. Since January 2015, Mr. Van Avermaete has served as President of Inject Safe Technologies, a privately held company that has developed a bandage specifically designed to support injections. From April 2004 to February 2013, Mr. Van Avermaete served as Chief Executive Officer of VeraLight, Inc., a medical device company he founded, that focuses on non-invasive screening for type 2 diabetes. From 2000 to 2004, Mr. Van Avermaete served as Senior Vice President Non-Invasive Technology of InLight Solutions, a Johnson & Johnson company focused on transformational technology in the diabetes field. From 1998 to 2000, Mr. Van Avermaete served as U.S. President of the LifeScan division of Johnson & Johnson and, from 1990 to 1998, in various senior level positions at LifeScan concentrating in sales and marketing. Previously, Mr. Van Avermaete served as Vice President Sales and Marketing at Biotope, Director of Marketing at Roche Diagnostics, and Director of Marketing and Sales at Syntex Medical Diagnostics. Mr. Van Avermaete received an M.B.A. and an M.S. in Microbiology from the University of Arizona and a Bachelor of Science Degree in medical technology and chemistry from Ball State University. The Board has concluded that Mr. Van Avermaete should serve as a director because his executive level experience in the medical device and diabetes field, as well as in entrepreneurial ventures, provides the Board with a valuable perspective in commercializing medical device products.

Thomas T. Higgins has served as our Senior Vice President, Chief Financial Officer and Treasurer since September 2009. Prior to joining NeuroMetrix, from January 2005 to March 2008, Mr. Higgins was Executive Vice President and Chief Financial Officer at Caliper Life Sciences, Inc., a provider of technology and services for life sciences research. Before Caliper, Mr. Higgins was Executive Vice President, Operations and Chief Financial Officer at V.I. Technologies, Inc. (Vitex), a biotechnology company addressing blood safety. Before Vitex, Mr. Higgins served at Cabot Corporation in various senior finance and operations roles. His last position at Cabot was President of Distrigas of Massachusetts Corporation, a subsidiary involved in the liquefied natural gas business, and prior to that he was Vice President and General Manager of Cabot’s Asia Pacific carbon black operations. Before joining Cabot, Mr. Higgins was with PricewaterhouseCoopers where he started his career. Mr. Higgins holds a B.B.A. with honors from Boston University.

Other information required by this item is incorporated by reference from the discussion responsive thereto under the captions “Board Matters and Corporate Governance,” “Information Regarding the Directors and Executive Officers,” “Code of Business Conduct and Ethics” and “Delinquent Section 16(a) Reports” in our proxy statement for the 2024 Annual Meeting of Stockholders (the 2024 Proxy Statement).

ITEM 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Directors’ Compensation” and “Compensation of Executive Officers” in our 2024 Proxy Statement.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2024 Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Board Matters and Corporate Governance” in our 2024 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees” in our 2024 Proxy Statement.

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
3. Exhibit Index
The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Amendment of Restated Certificate of Incorporation of NeuroMetrix, Inc. dated May 11, 2017		8-K (Exhibit 3.1)	5/12/2017	001-33351
3.1.7	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 18, 2019		8-K (Exhibit 3.1)	11/18/2019	001-33351
3.1.8	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 20, 2023		8-K (Exhibit 3.1)	11/20/2023	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014		8-K (Exhibit 3.2)	6/25/2014	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1.13	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015		8-K (Exhibit 3.1)	5/29/2015	001-33351
3.1.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015		8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.15	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016		8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.16	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016		8-K (Exhibit 3.1)	12/29/2016	001-33351
3.1.17	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, par value $0.001 per share, dated July 10, 2017		8-K (Exhibit 3.1)	7/11/2017	001-33351
3.2.1	Amended and Restated Bylaws of NeuroMetrix, Inc.		8-K (Exhibit 3.1)	12/10/2021	001-33351
4.1	Description of Securities of the Registrant		10-K (Exhibit 4.1)	1/28/2022	001-33351
4.2	Specimen Certificate for Shares of Common Stock		S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.3.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.3.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	9/14/2009	001-33351
4.3.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/6/2013	001-33351
4.3.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/25/2014	001-33351
4.3.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.3.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.3)	12/30/2015	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
4.3.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	6/3/2016	001-33351
4.3.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	12/29/2016	001-33351
4.3.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.3.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.2)	7/11/2017	001-33351
4.3.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.3.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.2.11)	1/24/2019	001-33351
4.3.13	Amendment No. 12 to Shareholder Rights Agreement, dated January 27, 2020, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.3.13)	1/28/2020	001-33351
4.3.14	Amendment No. 13 to Shareholder Rights Agreement, dated January 25, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-K (Exhibit 4.3.14)	1/29/2021	001-33351
4.3.15	Amendment No. 14 to Shareholder Rights Agreement, dated July 20, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/22/2021	001-33351
4.3.16	Amendment No. 15 to Shareholder Rights Agreement, dated March 6, 2023, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	3/10/2023	001-33351
4.3.17	Amendment No. 16 to Shareholder Rights Agreement, dated February 20, 2024, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		8-K/A (Exhibit 4.1)	2/27/2024	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Extension #1, dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	7/19/2018	011-33351
Credit Facilities, Loan and Equity Agreements
10.5.3	Promissory Note with Comerica Bank dated April 27, 2020		8-K (Exhibit 10.1)	4/30/2020	001-33351
10.5.4	Loan Agreement by and between NeuroMetrix, Inc. and Comerica Bank, dated April 27, 2020		8-K (Exhibit 10.2)	4/30/2020	001-33351

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.5.5	At Market Issuance Sales Agreement by and between NeuroMetrix, Inc. and Ladenburg Thalmann & Co. Inc., dated October 22, 2021		S-3 (Exhibit 1.2)	10/22/2021	333-260438
Equity Compensation Plans
10.6+	Twelfth Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/16/2021	001-33351
10.7+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.8+	Employee Stock Purchase Plan, as amended		S-8 (Exhibit 99.1)	5/19/2022	333-265080
10.9.1+	2022 Equity Incentive Plan		S-8 (Exhibit 99.2)	5/19/2022	333-265080
10.9.2+	Form of Stock Option Agreement under 2022 Equity Incentive Plan		S-8 (Exhibit 99.3)	5/19/2022	333-265080
10.9.3+	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan		S-8 (Exhibit 99.4)	5/19/2022	333-265080
Agreements with Executive Officers and Directors
10.10+	Form of Indemnification Agreement between NeuroMetrix, Inc. and each of its directors		S-1/A (Exhibit 10.8)	6/22/2004	333-115440
10.11.1+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.11.2+	Employment Agreement dated December 30, 2020, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, as amended		10-K (Exhibit 10.12.2)	1/28/2022	001-33351
10.12.1+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.12.2+	Employment Agreement, dated December 30, 2020 by and between NeuroMetrix, Inc. and Thomas T. Higgins, as amended		10-K (Exhibit 10.13.2)	1/28/2022	001-33351
10.13+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351
10.14+	Amended and Restated Management Retention and Incentive Plan, as modified, dated January 20, 2020		10-K (Exhibit 10.16.2)	1/28/2020	001-33351
Agreements with Respect to Collaborations, Licenses, Research and Development
10.15†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
Other
23.1	Consent of Baker Tilly US, LLP, an independent registered public accounting firm.	X

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Compensation Recovery Policy	X
101.1	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2023 and 2022, (ii) Statements of Operations for the years ended December 31, 2023 and 2022, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023 and 2022, (iv) Statements of Cash Flows for the years ended December 31, 2023 and 2022, and (v) Notes to Financial Statements.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Indicates management contract or any compensatory plan, contract or arrangement.

†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

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
Shai N. Gozani, M.D., Ph.D. Chairman, President and Chief Executive Officer

Date: March 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 1, 2024 in the capacities indicated below.

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

Years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroMetrix, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2023, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017

Tewksbury, Massachusetts
March 1, 2024

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,731,946	$4,335,020
Available-for-sale securities	16,265,205	—
Held-to-maturity securities	—	16,864,707
Accounts receivable, net of allowances of $25,000 at December 31, 2023 and 2022	518,824	646,771
Inventories	1,559,428	1,614,987
Prepaid expenses and other current assets	779,039	645,502
Total current assets	20,854,442	24,106,987
Fixed assets, net	293,449	165,619
Right of use asset	250,150	370,609
Other long-term assets	26,400	26,400
Total assets	$21,424,441	$24,669,615
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$215,509	$368,082
Accrued expenses and compensation	876,739	589,939
Lease obligation, current portion	148,391	148,391
Total current liabilities	1,240,639	1,106,412
Lease obligation, net of current portion	92,485	207,516
Total liabilities	1,333,124	1,313,928
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 authorized at December 31, 2023 and 2022; 1,524,939 and 971,492 shares issued and outstanding at December 31, 2023 and 2022, respectively	152	96
Additional paid-in capital	229,960,346	226,935,456
Accumulated other comprehensive income	240,171	—
Accumulated deficit	(210,109,353)	(203,579,866)
Total stockholders’ equity	20,091,317	23,355,687
Total liabilities and stockholders’ equity	$21,424,441	$24,669,615
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2023	2022
Revenues, net	$5,901,425	$8,256,073
Cost of revenues	1,954,012	2,505,833
Gross profit	3,947,413	5,750,240
Operating expenses:
Research and development	2,777,960	3,239,725
Sales and marketing	3,365,265	2,865,615
General and administrative	4,955,709	4,386,666
Total operating expenses	11,098,934	10,492,006
Loss from operations	(7,151,521)	(4,741,766)
Other income:
Interest income	257,105	325,157
Other income	364,929	—
Total other income	622,034	325,157
Net loss:	$(6,529,487)	$(4,416,609)
Net loss per share of common stock applicable to common stockholders, basic and diluted	$(6.27)	$(4.97)

Statements of Comprehensive Loss

	Years Ended December 31,
	2023	2022

Net loss	$(6,529,487)	$(4,416,609)
Other comprehensive income:
Unrealized gain on available-for-sale securities	605,100	—
Reclassification of realized gain on available-for-sale securities to other income	(364,929)	—
Comprehensive loss	$(6,289,316)	$(4,416,609)

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

 Statements of Changes in Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2021	200	$1	831,310	$84	$222,378,958	$—	$(199,163,257)	$23,215,786
Stock-based compensation expense	—	—	—	—	477,062	—	—	477,062
Issuance of common stock under at the market offering	—	—	114,542	11	3,833,761	—	—	3,833,772
Issuance of common stock to settle compensation obligation	—	—	6,276	—	215,417	—	—	215,417
Issuance of common stock under employee stock purchase plan	—	—	2,526	—	30,259	—	—	30,259
Vesting of restricted stock under equity plan	—	—	4,806	1	(1)	—	—	—
Net loss	—	—	—	—	—	—	(4,416,609)	(4,416,609)
Balance at December 31, 2022	200	1	959,460	96	226,935,456	—	(203,579,866)	23,355,687
Stock-based compensation expense	—	—	—	—	699,505	—	—	699,505
Issuance of common stock under at the market offering	—	—	537,094	54	2,305,699	—	—	2,305,753
Issuance of common stock under employee stock purchase plan	—	—	4,902	—	19,688	—	—	19,688
Vesting of restricted stock under equity plan	—	—	17,261	2	(2)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	605,100	—	605,100
Realized gain on available-for-sale securities	—	—	—	—	—	(364,929)	—	(364,929)
Net loss	—	—	—	—	—	—	(6,529,487)	(6,529,487)
Balance at December 31, 2023	200	$1	1,518,717	$152	$229,960,346	$240,171	$(210,109,353)	$20,091,317
 The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2023	2022
Cash flows for operating activities:
Net loss	$(6,529,487)	$(4,416,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,712	49,391
Stock-based compensation	699,505	477,062
Inventory provision charged to cost of revenue	63,420	356,700
Loss on disposal of fixed assets	—	6,875
Amortization of premiums and discounts on securities	(135,293)	(76,190)
Realized gain on available-for-sale securities	(364,929)	—
Settlement of compensation obligation	—	26,019
Changes in operating assets and liabilities:
Accounts receivable	127,947	(335,953)
Inventories	(7,861)	(1,265,134)
Prepaid expenses and other current and long-term assets	(188,109)	(181,805)
Accounts payable	(152,573)	84,046
Accrued expenses and compensation	346,800	(13,818)
Net cash used in operating activities	(6,084,868)	(5,289,416)
Cash flows for investing activities:
Purchases of available-for-sale securities	(29,755,105)	—
Purchases of held-to-maturity securities	—	(40,933,126)
Proceeds from maturities of available-for-sale securities	14,095,000	—
Proceeds from maturities of held-to-maturity securities	17,000,000	24,144,609
Purchases of fixed assets	(183,542)	(23,182)
Net cash provided by (used in) investing activities	1,156,353	(16,811,699)
Cash flows from financing activities:
Net proceeds from issuance of common stock	2,325,441	3,864,031
Net cash provided by financing activities	2,325,441	3,864,031
Net decrease in cash and cash equivalents	(2,603,074)	(18,237,084)
Cash and cash equivalents, beginning of year	4,335,020	22,572,104
Cash and cash equivalents, end of year	$1,731,946	$4,335,020
Supplemental disclosure of non-cash financing activity:
Common stock issued to settle employee incentive compensation obligations	$—	$189,398

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

The Company held cash, cash equivalents and investment grade securities totaling $18.0 million on December 31, 2023. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

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

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either "held-to-maturity" ("HTM") or “available-for-sale” ("AFS") at the point of investment. Securities classified as short-term have maturities of less than one year. As of December 31, 2023, all marketable securities held by the Company are classified as available for sale and had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss. An AFS security is impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non credit-related impairment is recognized in other comprehensive loss. For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio for the years ended December 31, 2023 and 2022.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables, and securities. The Company invests its cash equivalents and securities in highly rated institutions.

At December 31, 2023 and 2022, three customers accounted for 74% and two customers accounted for 31% of accounts receivable, respectively. Two customers accounted for 34% of revenues for the year ended December 31, 2023 and one customer accounted for 32% of revenues, for the year ended December 31, 2022.

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

NeuroMetrix, Inc.

Notes to Financial Statements

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

Note 5 presents the Company's financial assets or liabilities measured at fair value as of December 31, 2023 and 2022. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2023 and 2022 due to their short-term nature.

Revenue Recognition

Revenues include product sales, net of estimated returns. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product transferred. Revenue is recognized at the point in time when contractual performance obligations have been satisfied and control of the product has been transferred to the customer. The Company has a single product delivery performance obligation. Accrued product returns using the most likely amount method are estimated based on historical data and evaluation of current information and variable consideration is not constrained. Revenue from product sales that occur via an online pharmacy agent are recognized on a gross basis and the related fulfillment fees are expensed within cost of revenues.

Accounts Receivable

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for doubtful accounts receivable. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts was $25,000 as of December 31, 2023 and December 31, 2022.

NeuroMetrix, Inc.

Notes to Financial Statements

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

Product Warranty Costs

Product warranty costs are estimated based on historical experience, product failure rates, repair volume and labor costs. Warranty costs are accrued at the time of sale within cost of revenue and periodically reviewed in the aggregate. The liabilities for product warranty costs of $9,400 and $16,700 at December 31, 2023 and 2022, respectively, are included in accrued expenses and compensation in the accompanying balance sheets.

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

NeuroMetrix, Inc.

Notes to Financial Statements

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

Net Loss per Share of Common Stock

Basic and dilutive net loss per share of common stock were as follows:

	Years Ended December 31,
	2023	2022
Net loss applicable to common stockholders	$(6,529,487)	$(4,416,609)

Weighted average number of shares of common stock outstanding, basic and dilutive	1,041,991	889,540

Net loss per share of common stock applicable to common stockholders, basic and diluted	$(6.27)	$(4.97)
Shares underlying the following securities were excluded from the calculation of diluted net loss per share of common stock because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2023	2022
Options	64,659	65,683
Unvested restricted stock awards	6,222	12,031
Unvested restricted stock units	60,492	24,341
Convertible preferred stock	8	8
Total	131,381	102,063

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $132,806 and $268,703, in 2023 and 2022, respectively.

Accumulated Other Comprehensive Items

As of December 31, 2023, the Company had accumulated other comprehensive income of $240,171 for net unrealized gains on AFS securities, in addition to net loss in the statement of operations. As of December 31, 2022, the Company had no components of accumulated other comprehensive income or loss other than net loss.

Segments

The Company operates in a single segment covering the sale of medical equipment and consumables. The majority of the Company’s assets, revenues, and expenses for 2023 and 2022 were located in or derived from operations in the United States. Revenues from sales outside the United States accounted for approximately 20% and 14% of total revenues in 2023 and 2022, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, environmental risk such as the COVID-19 pandemic, development by the Company or its competitors of new technological innovations, cybersecurity risk, dependence on key personnel, customers’ reimbursement from third-party payers, protection of proprietary technology, and compliance with regulations of the U.S Food and Drug Administration, Federal Trade Commission and other governmental agencies.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The guidance in ASU 2016-13 replaces the incurred loss impairment methodology under current GAAP. The new impairment requires immediate recognition of estimated credit losses expected to occur for most financial assets and certain other instruments. It applies to all entities. For trade receivables, loans and HTM debt securities, entities are required to estimate lifetime expected credit losses. Trading and AFS debt securities are required to be recorded at fair value. SEC small reporting companies were required to adopt this new guidance in fiscal years beginning on or after December 15, 2022. The Company adopted this guidance on a prospective basis as of January 1, 2023, and it had no material impact on the financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosures of specific categories in the rate reconciliation, additional information for reconciling items that meet a quantitative threshold and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Financial Statements and disclosures.

3. Stock-Based Compensation

The Company's 2022 Equity Incentive Plan (the "Stock Plan") provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the Stock Plan generally vest over four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director of the Company. As of December 31, 2023, 203,643 shares of common stock were authorized for issuance under the Stock Plan, of which 41,583 shares had been issued, 6,222 restricted stock awards and 60,492 restricted stock units remain unvested, 64,659 shares were subject to outstanding options at a weighted average exercise price of $25.73 per share and 26,520 shares were available for future grant.

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

The Company's 2009 Non-Qualified Inducement Stock Plan (the “Inducement Plan”) is intended to encourage employees, including prospective employees, upon whose efforts the Company depends for the successful conduct of its business, to acquire an equity interest in the Company. The Inducement Plan provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2023, 156.25 shares of common stock were authorized for issuance and were available for future grant under the Inducement Plan.

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

The Company's 2010 Employee Stock Purchase Plan (the "ESPP"), amended and restated in 2021 to increase stock purchase capacity, authorizes an annual increase on the first day of each of the Company’s fiscal years equal to the lesser of (i) 6,250 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All full-time employees and certain part-time employees are eligible to participate in the ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The ESPP is regarded as a compensatory plan. For the years ended December 31, 2023 and 2022, the Company issued 4,902 and 2,526 shares of its common stock, respectively, under the ESPP. As of December 31, 2023, there were 22,089 remaining shares to be issued under the ESPP.

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

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

There were no new issuance of stock options in 2023. The assumptions that the Company used in the Black-Scholes pricing model to determine the fair value of the stock options used in the calculation of stock-based compensation expense for the year ended December 31, 2022 were as follows:

	Years Ended December 31,
	2022
Risk-free interest rate	1.8%	—%	3.7%
Expected dividend yield	—
Expected option term	5 years
Volatility	70.0%
A summary of option activity for the year ended December 31, 2023 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	65,662	$26.15
Granted	—	—
Exercised	—	—
Forfeited	(1,000)	40.21
Expired	(3)	4,224.00
Outstanding at December 31, 2023	64,659	$25.73	6.8	$—
Vested or expected to vest at December 31, 2023	61,773	$25.74	6.8	$—
Exercisable at December 31, 2023	61,773	$25.74	6.8	$—

Expected to vest options are determined by applying the estimated forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2023, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2023.

The weighted average per share grant-date fair values of options granted during 2023 and 2022 was zero and $30.72, respectively.

The aggregate intrinsic value of options issued or exercised during 2023 and 2022 was zero.

Total unrecognized stock-based compensation costs related to non-vested stock options was $36,885, which related to 5,500 shares with a per share weighted fair value of $25.40 as of December 31, 2023. This unrecognized cost is expected to be recognized over a weighted average period of approximately 1.7 years.

During 2023 and 2022, certain employees and directors have been granted restricted stock awards and restricted stock units that are service based. The fair value of the restricted stock awards and units are calculated based on the closing price of common stock on the date of issuance.

During 2023, 51,210 restricted stock units were granted to employees and members of the Board of Directors that vest at different times during the years 2023 through 2026. Included therein were grants to the members of the Board of Directors, 21,584 restricted stock units in May 2023, that cliff vest in one year from issuance and 29,626 restricted stock units to employees that vest quarterly at different times during the years 2023 through 2026. During 2022, 12,000 restricted stock awards and 27,655 restricted stock units were granted to employees and members of the Board of Directors that vest at different times during the years 2022 through 2025. Included therein were grants to the members of the Board of Directors of 6,616

NeuroMetrix, Inc.

Notes to Financial Statements

3. Stock-Based Compensation - (continued)

restricted stock units in May 2022, that cliff vest in one year from issuance, 3,434 restricted stock units in July 2022 to a new member of the Board of Directors that vest quarterly over a two year period and 12,000 restricted stock awards and 17,605 restricted stock units to employees that vest quarterly at different times during the years 2022 through 2025.

A summary of restricted stock activity for the year ended December 31, 2023 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2022	12,032	$43.44	24,341	$27.20
Granted	—	$—	51,210	$7.45
Vested	(5,094)	$44.98	(14,535)	$26.64
Forfeited	(716)	$34.23	(524)	$28.41
Unvested at December 31, 2023	6,222	$43.28	60,492	$15.10

The Company recorded stock-based compensation expense of $699,505 and $477,062 for 2023 and 2022, respectively.

Total compensation cost related to non-vested awards not yet recognized at December 31, 2023 was $698,854. These unrecognized costs are expected to be recognized over a weighted-average period of 1.4 years.

4. Securities

The Company's marketable debt securities are classified as either AFS or HTM pursuant to ASC 320 - Investments - Debt Securities. The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of December 31, 2023. The Company held no AFS securities as of December 31, 2022.

	December 31, 2023
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$4,412,935	$5,665	$—	$—	$4,418,600
Commercial paper	11,612,099	234,506	—	—	11,846,605
Total	$16,025,034	$240,171	$—	$—	$16,265,205

HTM securities are valued at amortized cost. The Company held no HTM securities as of December 31, 2023. The following tables summarize the valuations of HTM securities as of December 31, 2022.

	December 31, 2022
Held-to-maturity securities	Amortized Cost	Credit Losses	Estimated Fair Value
U.S. government bonds	$3,457,651	$—	$3,456,580
Corporate bonds	4,011,569	—	3,950,380
Commercial paper	9,395,487	—	9,387,914
Total	$16,864,707	$—	$16,794,874

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at December 31, 2023 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of December 31, 2023.

5.     Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,284,290	$1,284,290	$—	$—
U.S. government bonds	$4,418,600	$4,418,600	$—	$—
Commercial paper	$11,846,605	$—	$11,846,605	$—
Total	$17,549,495	$5,702,890	$11,846,605	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,551,027	$1,551,027	$—	$—
Total	$1,551,027	$1,551,027	$—	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6. Inventories

Inventories consist of the following:

	December 31,
	2023	2022
Purchased components	$1,151,381	$982,129
Finished goods	408,047	632,858
	$1,559,428	$1,614,987

The Company recorded a charge of $63,420 and $356,700 to cost of revenues in 2023 and 2022, respectively, for Quell inventory to reduce the carrying value to net realizable value.

NeuroMetrix, Inc.

Notes to Financial Statements

7. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life (Years)	December 31,
		2023	2022
Computer and laboratory equipment	3	$629,970	$459,218
Furniture and equipment	3	33,104	33,104
Production equipment	7	296,180	296,180
Leasehold improvements	*	70,918	58,128
		1,030,172	846,630
Less – accumulated depreciation		(736,723)	(681,011)
		$293,449	$165,619

*Lesser of life of lease or estimated useful life.

Depreciation expense was $55,712 and $49,391 for 2023 and 2022, respectively. During 2022, the Company wrote off fully depreciated fixed assets no longer in service with a cost basis and accumulated depreciation of $674,520. It also disposed of assets with a cost basis of $6,875 and recognized a loss in this amount.

8. Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	December 31,
	2023	2022
Professional services	$298,534	$155,000
Compensation	346,245	249,224
Warranty	9,400	16,700
Clinical	39,000	—
Sales tax	141,672	131,621
Other	41,888	37,394
	$876,739	$589,939

9. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2023 and 2022.

NeuroMetrix, Inc.

Notes to Financial Statements

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Federal statutory rate	(21.0)%	(21.0)%
State tax provision, net of federal provision	(1.0)	(4.9)
Permanent items	0.1	0.1
Federal research and development credits	(2.0)	(3.3)
382 Limitation - NOL and tax credits	—	(17.4)
Valuation allowance	23.9	46.5
Effective income tax rate	—	—

The Company’s deferred tax assets consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$4,289,409	$3,369,688
Research and development credit carryforwards	544,415	310,000
Accrued expenses	44,497	74,459
Inventory reserve	97,378	88,983
Stock-based compensation	311,039	323,337
Lease liability	56,481	87,872
Capitalized R&D	1,131,902	719,888
Other	1,596	—
Total gross deferred tax assets	6,476,717	4,974,227
Valuation allowance	(6,418,062)	(4,868,469)
Deferred tax liabilities:
Right of use asset	$(58,655)	$(91,502)
Other	$—	$(14,256)
Net deferred tax assets	$—	$—

At December 31, 2023, the Company had federal NOLs of approximately $135.7 million, of which $121.1 million began to expire in 2022 and $14.5 million have an indefinite carryforward. At December 31, 2023, the Company had state NOLs of $57.6 million, some of which have an indefinite carryforward, and others that begin to expire in 2025. At December 31, 2023, the Company has federal and state tax credits of approximately $1.8 million and $0.9 million, respectively, which may be available to reduce future taxable income and related taxes thereon. These amounts include tax benefits of approximately $2.4 million and $75,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The Company experienced an ownership change in 2019 as defined under Internal Revenue Service Regulations, which significantly reduced the tax benefits associated with these carryforwards under Internal Revenue Code Sections 382 and 383. The federal and state research and development credits each began to expire in 2022.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $6.4 million and $4.9 million has been established at December 31, 2023 and 2022, respectively. The Company experienced a change in control during 2019. Accordingly, utilization of their respective consolidated and/ or separately computed NOL's and/ or tax credit carryforwards is subject to an annual limitation for federal tax purposes under Internal Revenue Code Sections 382 and 383. Due to this change

NeuroMetrix, Inc.

Notes to Financial Statements

in control, the Company estimates that approximately $123,800,000 of federal NOL's and/or tax credit carryforwards are effectively eliminated according to the Internal Revenue Code Sections 382 and 383 limitations. A large portion of state NOLs and/ or tax credit carry forwards are also eliminated. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2023 or 2022. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2020 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

10. Commitments and Contingencies

Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities (the “Woburn Lease”) extends through September 2025 at a monthly base rent of $13,846 and with a 5-year extension option. The Company's lease on its former corporate office in Waltham, Massachusetts (the "Waltham lease") ended in February 2022. During the years ended December 31, 2023 and 2022 the Company recorded sublet income on the Waltham lease totaling zero and $22,795, respectively within operating expenses on the Company's Statement of Operations.

The following is a maturity analysis of the annual cash flows of the operating lease liabilities as of December 31, 2023:

2024	$165,785
2025	117,431
Total minimum lease payments	$283,216

Discount rate, 15.0%	$42,340
Lease obligation, current portion	148,391
Lease obligation, net of current portion	92,485
$283,216

Total recorded rent expense net of sublet income was $197,310 and $163,061, for 2023 and 2022, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. The remaining operating lease term was 1.7 years as of December 31, 2023.

Contingencies

The Company is not party to or aware of any legal proceedings.

NeuroMetrix, Inc.

Notes to Financial Statements

11. Retirement Plan

The Company maintains a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2023 and 2022 the Company made no contributions to the plan.

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2023	2022
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2023 and 2022; no shares issued and outstanding at December 31, 2023 and 2022	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2023 and 2022, and 200 shares issued and outstanding at December 31, 2023 and 2022, respectively	1	1

Preferred stock activity

As of December 31, 2023, 200 shares of Series B convertible preferred stock remained outstanding. The shares of Series B convertible preferred stock are convertible into the equivalent of 8 shares of common stock at the option of the holder.

Other equity activity
During 2022, the Company issued in settlement of management incentive compensation 6,276 shares of fully vested common stock with a value of $215,417.
During 2023 and 2022, respectively, the Company issued pursuant to its ATM Agreement 537,094 shares of common stock, net of fees totaling $142,795 for proceeds of $2,305,753 and 114,542 shares of its common stock, net of fees totaling $175,355 for proceeds of $3,833,772.
During 2023 and 2022, respectively, the Company issued 4,902 shares of fully vested common stock with a value of $19,688 and 2,526 shares of fully vested common stock with a value of $30,259 pursuant to the Company's 2010 Employee Stock Purchase Plan, respectively.

As of December 31, 2023 and 2022, the Company had 25,000,000 shares of common stock authorized and 1,524,939, and 971,492 shares issued and outstanding, respectively. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

At December 31, 2023, the Company has reserved authorized shares of common stock for future issuance as follows:

Outstanding stock options	64,659
Convertible preferred stock	8
Unvested restricted stock units	60,492
Possible future issuance under inducement plan	156
Possible future issuance under stock option plans	26,520
Possible future issuance under employee stock purchase plan	22,089
Total	173,924
Subsequently from January 1, 2024 to February 29, 2024, the Company issued 458,380 shares of common stock under its ATM program net of fees totaling $46,995 for proceeds of $1,519,099.

NeuroMetrix, Inc.

Notes to Financial Statements

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

14. Reverse Stock Split

On November 21, 2023, the Company effected a 1-for-8 reverse stock split of its Common Stock, (the "Reverse Stock Split"). The par value and other terms of the common stock were not affected by the Reverse Stock Split. The Company’s shares outstanding immediately prior to the split totaled 8,733,398, which were subsequently adjusted to 1,091,648 shares outstanding. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares were received payment in cash in lieu of any such resulting fractional shares of common stock as the post-reverse split amounts of common stock were rounded down to the nearest full share. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

NeuroMetrix, Inc.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)		Balance at End of Period
December 31, 2023
Allowance for Doubtful Accounts	$25,000	$—	$—	$—		$25,000
Deferred Tax Asset Valuation Allowance	4,868,469	1,946,667	—	(397,074)	(1)	6,418,062
Accrued Product Returns	1,000	—	—	(1,000)		—
Warranty Reserve	16,700	—	—	(7,300)		9,400
December 31, 2022
Allowance for Doubtful Accounts	$25,000	$—	$—	$—		$25,000
Deferred Tax Asset Valuation Allowance	2,827,759	2,187,921	—	(147,211)	(1)	4,868,469
Accrued Product Returns	39,000	—	—	(38,000)		1,000
Warranty Reserve	28,400	—	—	(11,700)		16,700

(1)Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.
S-1