Form 10-Q
period 2024-03-31
NeuroMetrix, Inc.
filed 2024-05-15
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,011,485 shares of common stock, par value $0.0001 per share, were outstanding as of May 14, 2024.
.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended March 31, 2024

All share amounts in the Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for-8 reverse stock split that was effected on November 21, 2023.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,259,930	$1,731,946
Available-for-sale securities	16,339,180	16,265,205
Accounts receivable, net	469,650	518,824
Inventories	1,471,438	1,559,428
Prepaid expenses and other current assets	611,735	779,039
Total current assets	20,151,933	20,854,442

Fixed assets, net	268,541	293,449
Right of use asset	217,254	250,150
Other long-term assets	26,400	26,400
Total assets	$20,664,128	$21,424,441

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$144,553	$215,509
Accrued expenses and compensation	1,554,226	876,739
Lease obligation, current	148,391	148,391
Total current liabilities	1,847,170	1,240,639

Lease obligation, net of current portion	60,946	92,485
Total liabilities	1,908,116	1,333,124

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at March 31, 2024 and December 31, 2023; 1,986,997 and 1,524,939 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	199	152
Additional paid-in capital	231,647,562	229,960,346
Accumulated other comprehensive income	247,177	240,171
Accumulated deficit	(213,138,927)	(210,109,353)
Total stockholders’ equity	18,756,012	20,091,317
Total liabilities and stockholders’ equity	$20,664,128	$21,424,441

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended March 31,
	2024	2023

Revenues	$1,093,556	$1,724,771

Cost of revenues	576,539	526,372

Gross profit	517,017	1,198,399

Operating expenses:
Research and development	943,552	699,425
Sales and marketing	1,061,729	815,872
General and administrative	1,765,727	1,393,171

Total operating expenses	3,771,008	2,908,468

Loss from operations	(3,253,991)	(1,710,069)

Other income:
Interest income	19,162	135,895
Other income	205,255	—
Total other income	224,417	135,895

Net loss	$(3,029,574)	$(1,574,174)

Net loss per common share, basic and diluted	$(1.67)	$(1.64)
Weighted average number of common shares outstanding, basic and diluted	1,812,455	961,153

The accompanying notes are an integral part of these interim financial statements.

Statements of Comprehensive Loss
(Unaudited)

	Quarters Ended March 31,
	2024	2023

Net loss	$(3,029,574)	$(1,574,174)

Other comprehensive income:

Unrealized gain on available-for-sale securities	212,261	65,874
Reclassification of realized gain on available-for-sale securities to other income	(205,255)	—

Comprehensive loss	(3,022,568)	(1,508,300)

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2023	200	$1	1,518,717	$152	$229,960,346	$240,171	$(210,109,353)	$20,091,317
Stock-based compensation expense	—	—	—	—	216,164	—	—	216,164
Issuance of common stock under at the market offering	—	—	458,380	46	1,471,053	—	—	$1,471,099
Vesting of restricted stock under option plan	—	—	6,699	1	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	212,261	—	212,261
Realized gain on available-for-sale securities	—	—	—	—	—	(205,255)	—	(205,255)
Net loss	—	—	—	—	—	—	(3,029,574)	(3,029,574)
Balance at March 31, 2024	200	$1	1,983,796	$199	$231,647,562	$247,177	$(213,138,927)	$18,756,012

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2022	200	$1	959,460	$96	$226,935,456	$—	$(203,579,866)	$23,355,687
Stock-based compensation expense	—	—	—	—	165,361	—	—	165,361
Vesting of restricted stock under option plan	—	—	2,439	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	65,874		65,874
Net loss	—	—	—	—	—	—	(1,574,174)	(1,574,174)
Balance at March 31, 2023	200	$1	961,899	$96	$227,100,817	$65,874	$(205,154,040)	$22,012,748
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Quarters Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,029,574)	$(1,574,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,908	10,222
Stock-based compensation	216,164	165,361
Inventory reserve charged to cost of revenues	74,209	63,420
Amortization of premiums and discounts on held-to-maturity securities	—	(109,198)
Realized gain on available-for-sale securities	(205,255)	—
Changes in operating assets and liabilities:
Accounts receivable	49,174	70,490
Inventories	13,781	(196,548)
Prepaid expenses and other current and long-term assets	108,661	78,467
Accounts payable	(70,956)	32,217
Accrued expenses and compensation	737,487	338,326
Net cash used in operating activities	(2,081,401)	(1,121,417)
Cash flows from investing activities:
Purchases of available-for-sale securities	(7,361,714)	(9,336,984)
Proceeds from maturities of available-for-sale securities	7,500,000	—
Proceeds from maturities of held-to-maturity securities	—	8,500,000
Net cash provided by (used) in investing activities	138,286	(836,984)
Cash flows from financing activities:
Net proceeds from issuance of stock	1,471,099	—
Net cash provided by financing activities	1,471,099	—
Net decrease in cash and cash equivalents	(472,016)	(1,958,401)
Cash and cash equivalents, beginning of period	1,731,946	4,335,020
Cash and cash equivalents, end of period	$1,259,930	$2,376,619

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
For the Quarter Ended March 31, 2024

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

The Company held cash, cash equivalents and investment grade securities totaling $17.6 million on March 31, 2024. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

During February 2024, the Company announced that it would undertake a review of its strategic options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction. A timetable for completion of this evaluation process has not been established, and even if certain strategic alternatives may be available, the Company cannot provide any assurance that the strategic alternatives review process will result in the successful realization of any particular alternative, transaction or value. Accordingly, the unaudited financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of March 31, 2024, unaudited statements of operations, statements of comprehensive loss, changes in stockholders' equity and cash flows for the quarters ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 included in the Company's Form 10-K referenced below and does not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC"), on March 1, 2024 (File No. 001-33351).

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

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for credit losses. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses was $25,000 as of March 31, 2024 and December 31, 2023.

Two customers accounted for 25% and 39% of total revenues in the quarters ended March 31, 2024 and 2023, respectively. Three customers accounted for 64% and 74% of accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either "held-to-maturity" ("HTM") or “available-for-sale” ("AFS") at the point of investment. Securities classified as short-term have maturities of less than one year. As of March 31, 2024, all marketable securities held by the Company are classified as available for sale and had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss. An AFS security is impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non credit-related impairment is recognized in other comprehensive loss. For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio as of March 31, 2024 or December 31, 2023.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during reporting periods. Actual results could differ from those estimates.

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

2.     Comprehensive Income (Loss)

For the quarter ended March 31, 2024, the Company had comprehensive income of $7,006 for net unrealized gains on AFS, in addition to net loss of $3,029,574 in the statements of operations. The Company had comprehensive income of $65,874 for net unrealized gains on AFS, in addition to net loss of $1,574,174 in the statements of operations for the quarter ended March 31, 2023.

3.    Net Loss Per Common Share

Basic and dilutive net loss per common share were as follows:

	Quarters Ended March 31,
	2024	2023
Net loss applicable to common stockholders	$(3,029,574)	$(1,574,174)

Weighted average number of common shares outstanding, basic and diluted	1,812,455	961,153

Net loss per common share applicable to common stockholders, basic and diluted	$(1.67)	$(1.64)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	Quarters Ended March 31,
	2024	2023
Options	63,755	65,683
Unvested restricted stock awards	3,201	10,745
Unvested restricted stock units	48,565	22,477
Convertible preferred stock	8	8
Total	115,529	98,913

4. Securities

The Company's marketable debt securities are classified as either HTM or AFS pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of March 31, 2024 and December 31, 2023.

	March 31, 2024
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$7,842,359	$51,676	$—	$—	$7,894,035
Commercial paper	8,249,644	196,488	(987)	—	8,445,145
Total	$16,092,003	$248,164	$(987)	$—	$16,339,180

	December 31, 2023
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$4,412,935	$5,665	$—	$—	$4,418,600
Commercial paper	11,612,099	234,506	—	—	$11,846,605
Total	$16,025,034	$240,171	$—	$—	$16,265,205

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at March 31, 2024 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of March 31, 2024.
5. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,255,736	$1,255,736	$—	$—
U.S. government bonds	7,894,035	7,894,035	—	—
Commercial paper	8,445,145	—	8,445,145	—
Total	$17,594,916	$9,149,771	$8,445,145	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,284,290	$1,284,290	$—	$—
U.S. government bonds	4,418,600	4,418,600	—	—
Commercial paper	11,846,605	—	11,846,605	—
Total	$17,549,495	$5,702,890	$11,846,605	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6.     Inventories

Inventories consist of the following:

	March 31, 2024	December 31, 2023
Purchased components	$1,093,201	$1,151,381
Finished goods	378,237	408,047
	$1,471,438	$1,559,428

In the first quarter of 2024, the Company recorded a charge of $74,209 to write down the value of ADVANCE inventory within cost of revenues on the Company's statement of operations. The Company also recorded a charge of $63,420 in the first quarter of 2023 to reduce the carrying value of inventory to net realizable value.

7.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	March 31, 2024	December 31, 2023
Professional services	$547,498	$298,534
Compensation	202,424	346,245
Severance	555,000	—
Clinical	37,383	39,000
Warranty	8,000	9,400
Sales Tax	143,185	141,672
Other	60,736	41,888
	$1,554,226	$876,739
In the first quarter of 2024, the Company recorded a $50,000 estimated liability included in "Other" in the table above, associated with additional costs expected to be incurred related to a discontinued product line within cost of revenues. In addition the Company recorded a severance accrual of $555,000, see note 10 for additional details.

8.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities extends through mid September 2025 at a monthly base rent of $13,846 and with a 5-year extension option.

The following is a maturity analysis of the annual cash flows of the operating lease liabilities as of March 31, 2024:

2024	$124,339
2025	117,431
Total minimum lease payments	$241,770

Discount rate, 15%	$32,433
Lease obligation, current portion	148,391
Lease obligation, net of current portion	60,946
$241,770

Total recorded rent expense was $50,377 and $49,232, for the quarters ended March 31, 2024 and 2023, respectively. The Company records rent expense on its facility leases on a straight-line basis over the lease term. The remaining operating lease term was 1.5 years as of March 31, 2024.

9.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	March 31, 2024	December 31, 2023
Preferred stock, $0.001 par value; 5,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at March 31, 2024 and December 31, 2023; 200 shares issued and outstanding at March 31, 2024 and December 31, 2023	$1	$1

2024 equity activity

In January and February 2024, the Company issued 458,380 shares of its common stock, under an at-the-market ("ATM") program for net proceeds of $1,471,099. As of April 18, 2024, the Company terminated the ATM program.

In March 2024, 1,015 restricted stock awards and 5,912 restricted stock units were forfeited due to the employee reduction described in Note 10. As of March 31, 2024, the Company had 3,201 restricted stock awards and 48,565 restricted stock units that remain unvested. At December 31, 2023 the Company had 6,222 restricted stock awards and 60,492 restricted stock units that were unvested.

2023 equity activity

As of March 31, 2023, the Company had 10,745 restricted stock awards and 22,476 restricted stock units that remain unvested.

10.     Employee Reduction

As indicated in Note 1., the Company has initiated a review of its strategic options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction.

The Company incurred severance charges related to a reduction of 10 full time employees in the first quarter of 2024. The reduction was implemented in order to better align staffing with work responsibilities and to reduce operating expenses. Cash payments of approximately $207,000 for a majority of the employees will be made by the end of May 2024 and approximately $348,000 in cash payments related to two employees who have extended agreements will be ratably paid through December 2024.

The following table sets forth the activity during the quarter in accrued severance.

Quarter ended March 31, 2024
Severance
Beginning balance	$—
Additions	580,427
Amounts paid out	(25,427)
Ending balance	$555,000

Within the Company's Statements of Operations for the quarter ended March 31, 2024, $580,427 in severance charges were recorded as follows: $310,200 within research and development, $234,527 within sales and marketing, $4,200 within general and administrative and $31,500 within cost of revenues.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (the "NIH") as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, and cancer pain, among many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems which can include fatigue, sleep disturbance and mood changes, which cause difficulty in carrying out important activities and contributing to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

Chronic pain affects nearly 100 million adults in the United States and more than 1.5 billion people worldwide. The estimated incremental impact of chronic pain on health care costs in the United States is over $250 billion per year, and lost productivity is estimated to exceed $300 billion per year. The most common approach to chronic pain management is pain medication. This includes over-the-counter internal and external analgesics as well as prescription pain medications, both non-opioid and opioids. The approach to treatment is individualized, drug combinations may be employed, and the results are often inadequate. Side effects, including the potential for addiction are substantial. Reflecting the complexity of chronic pain and the difficulty in treating it, we believe that inadequate relief leads 25% to 50% of pain sufferers to seek alternatives to prescription pain medications. These alternatives include nutraceuticals, acupuncture, chiropractic care, non-prescription analgesics, electrical stimulators, braces, sleeves, pads and other items. In total, these pain relief products and services account for approximately $20 billion in annual out-of-pocket spending in the United States.

Nerve stimulation is a long-established category of treatment for chronic pain. This treatment approach is available through implantable devices which have both surgical and ongoing risks, such as migration of the implanted nerve stimulation leads. Non-invasive approaches involving transcutaneous electrical nerve stimulation ("TENS") have achieved limited efficacy in practice due to power limitations, inadequate dosing and low patient adherence. We believe that our Quell wearable technology for chronic pain is designed to address many of the limitations of traditional TENS.

Peripheral neuropathies, or polyneuropathies, are diseases of the peripheral nerves. They affect about 10% of adults in the United States, with the prevalence rising to over 30% among individuals 65 years and older. Peripheral neuropathies are associated with loss of sensation, pain, increased risk of falling, weakness, and other complications. People with peripheral neuropathies have a diminished quality of life, poor overall health and higher mortality. The most common specific cause of peripheral neuropathies, accounting for about one-third of cases, is diabetes. Diabetes is a worldwide epidemic with an estimated affected population of over 400 million people. Within the United States there are over 30 million people with diabetes and another 80 million with pre-diabetes. The annual direct cost of treating diabetes in the United States exceeds $100 billion. Although there are dangerous acute manifestations of diabetes, the primary burden of the disease is in its long-term complications, which include cardiovascular disease, nerve disease and resulting conditions such as foot ulcers which may require amputation, eye disease leading to blindness, and kidney failure. The most common long-term complication of diabetes, affecting over 50% of the diabetic population, is peripheral neuropathy. Diabetic peripheral neuropathy ("DPN") is the primary trigger for diabetic foot ulcers which may progress to the point of requiring amputation. People with diabetes have a 15 to 25% lifetime risk of foot ulcers and approximately 15% of foot ulcers lead to amputation. Foot ulcers are the most expensive complication of diabetes with a typical cost of $5,000 to $50,000 per episode. In addition, between 16% and 26% of people with diabetes suffer from chronic pain in their feet and lower legs.

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

Quell is our wearable neuromodulation technology for chronic pain. It has been refined over the past seven years with feedback from over 204,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies, gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription ("Rx") wearable neurotherapeutics.

In 2021, Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell - Fibromyalgia was completed, and a De Novo marketing authorization was obtained from the FDA in 2022. Quell – Fibromyalgia is indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022 under the auspices of a controlled, strategic commercial launch in order to broaden market awareness and our understanding of market dynamics. During the first quarter of 2024, we introduced a telemedicine option to facilitate patient prescriptions, increased our refill pricing, and expanded our target market to include Veterans Administration patients.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy ("CIPN"). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the National Cancer Institute and the NIH, was completed in 2023. A 510(k) application, which is required for pre-market review and clearance by FDA of pre-market notification, has been filed with FDA for marketing authorization for CIPN patients with moderate to severe neuropathic pain and cramps. Review and approval of the application by FDA could lead to market introduction of Quell - CIPN in late 2024. This would be the second product in our emerging portfolio of Quell-based Rx wearable therapeutics. We plan a similar approach to other disease indications involving chronic pain. These potentially include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and Chronic Overlapping Pain Conditions.

DPNCheck is our well-established testing technology for peripheral neuropathies. This technology has been evaluated in multiple clinical studies and promoted both in the domestic Medicare Advantage ("MA") market and also in the Asian markets of Japan and China. MA has historically contributed the majority of DPNCheck revenue and been the driver of product-line growth.

During 2023, the Centers for Medicare and Medicaid ("CMS") implemented significant changes to its MA Hierarchical Condition Categories ("HCC") risk adjustment payments and to its MA Risk Adjustment Data Validation ("RADV") audit practices. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy, and resulted in a significant reduction in our DPNCheck sales. As a result, we have reduced our commercial sales team while continuing to support our customer base and attract new accounts. It is unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business. DPNCheck sales in Asian markets have remained consistent between the past two years and unaffected by the reimbursement changes in MA.

ADVANCE is our legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for carpal tunnel syndrome. Manufacturing of ADVANCE devices was discontinued in 2012. While we have continued to service devices and provide disposable electrodes to our eroding customer base, in the first quarter of 2024, we concluded that the remaining business was not viable. During the quarter ended March 31, 2024, the Company recorded a charge of $74,209 to reserve the value of ADVANCE inventory and a $50,000 estimated liability to exit the business within cost of revenues. We have implemented a plan to discontinue ADVANCE during the second quarter of 2024.

Strategy Review

During February 2024, we reported that we would undertake a review of a wide range of Company options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction. We have not set a timetable for completion of this evaluation process and may not disclose further developments unless disclosure is appropriate or necessary. An independent financial advisor has been retained to assist in the process.

Results of Operations

Comparison of Quarters Ended March 31, 2024 and March 31, 2023

	Quarters ended March 31,		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$1,093,556	$1,724,771	$(631,215)	(36.6)%
Gross profit	517,017	1,198,399	$(681,382)	(56.9)%
–% of revenues	47.3%	69.5%		(22.2)%
Operating expenses	3,771,008	2,908,468	$862,540	29.7%
Other income, net	224,417	135,895	$88,522	65.1%
Net loss	$(3,029,574)	$(1,574,174)	$1,455,400	92.5%
Net loss per common share	$(1.67)	$(1.64)	$0.03	1.8%

Revenues

Revenues for the first quarter of 2024 decreased by $631 thousand or 36.6% from the first quarter of 2023. DPNCheck sales accounted for the majority of revenues in both quarters and were the primary contributor to the revenue decline in the first quarter of 2024. The DPNCheck sales decline was primarily attributable to adverse CMS reimbursement changes in the Medicare Advantage market initiated in 2023 and scheduled to be phased in over a three year period which have reduced patient screening by healthcare providers for various conditions, including neuropathy. Sales of Quell - Fibromyalgia, Quell – lower extremity chronic pain and ADVANCE consumables have made a small contribution to offsetting the DPNCheck sales reduction.

Gross Profit

Gross profit for the first quarter of 2024 decreased by $681 thousand or 56.9% from the first quarter of 2023. Gross profit reflected a 47.3% gross margin rate in comparison with 69.5% in the prior year quarter. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. The gross profit rate contraction reflected reduced weighting by DPNCheck, the Company’s highest margin product line and lower absorption of indirect manufacturing costs. In addition, the Company recorded a $74,209 charge to reserve ADVANCE inventory and a $50,000 charge to record the estimated liability to discontinue the ADVANCE product line within cost of revenues.

Operating Expenses

Operating expenses increased in the first quarter of 2024 by $863 thousand or 29.7% from the first quarter of 2023. The primary contributor across all operating expense categories was increased personnel costs reflecting employee severance costs due to a reduction in headcount. Research and development spending in the first quarter of 2024 of $944 thousand increased by $244 thousand from the first quarter of 2023 due to employee severance costs of $310 thousand offset by a reduction in clinical work of $47 thousand. Sales and marketing spending of $1.1 million in the first quarter of 2024 increased by $245 thousand from the first quarter of 2023, primarily attributable to increased personnel costs including employee severance costs of $235 thousand. General and administrative costs of $1.8 million in the first quarter of 2024 increased by $373 thousand from the first quarter of 2023, due to increased professional fees of $268 thousand, taxes, licenses and fees of $164 thousand, offset by lower personnel costs of $66 thousand.

Net loss

The net loss in the first quarter of 2024 increased by $1.5 million from the first quarter of 2023. Similarly, net loss per common share increased to ($1.67) per common share in the first quarter of 2024 from ($1.64) per common share in the first quarter of 2023.

Liquidity and Capital Resources

The following table contains certain metrics relating to our liquidity and key performance indicators:

	March 31,		December 31,
	2024	2023	2023

Cash, cash equivalents and marketable securities	$17,599,110	$20,253,382	$17,997,151
Working capital	$18,304,763	$21,669,214	$19,613,803
Current ratio	10.9	16.3	16.8
Net debt position	$(15,690,994)	$(18,656,082)	$(16,664,027)
Days sales outstanding	40.7	31.9	35.6
Inventory turnover	1.5	1.3	1.2

Our primary sources of liquidity are cash and cash equivalents, securities, revenues from the sales of our products, and net proceeds from equity sales. Our expected cash outlays relate to funding operations. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements. As indicated above, we have initiated a review of our strategic options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction, which could affect our future liquidity.

As of March 31, 2024, we had, working capital of $18.3 million, including $17.6 million in cash, cash equivalents and marketable securities, and a current ratio of 10.9. We had no term debt or borrowings. Net debt, defined as short and long-term debts, less cash, cash equivalents and securities, continues to be negative.

Days sales outstanding ("DSO") reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO in 2024 in comparison with the prior year reflects a greater weighting during 2024 of sales with terms of 30 to 60 days plus extended payment terms provided to a long-term DPNCheck customer related to a volume-based contract. Inventory turnover rate increased during the quarter ended March 31, 2024 due to reduced inventory on-hand.

Cash Flows

	Three months ended March 31,
	2024	2023	Change

Net cash provided by (used in):
–Operating activities	$(2,081,401)	$(1,121,417)	$(959,984)
–Investing activities	138,286	(836,984)	975,270
–Financing activities	1,471,099	—	1,471,099
Net change in cash and cash equivalents	$(472,016)	$(1,958,401)

Operating activities
Operations cash usage in the first quarter of 2024 increased by $960 thousand from the first quarter of 2023, reflecting an increase in net loss of $1.5 million partially offset by the benefits of working capital which included a reduction in inventory of $210 thousand, an increase to accrued expenses of $399 thousand, and a reduction to accounts receivable of $21 thousand.
Investing activities

Investing activities in the first quarter of 2024 reflect $7.4 million in purchases of AFS securities offset by proceeds from maturity of AFS securities of $7.5 million.

Financing activities

During the first quarter of 2024, net proceeds from financing activities totaled $1.5 million from the sale of common stock to investors, under a shelf registration statement for the Company’s ATM facility and administered by an investment bank. As of April 18, 2024, the Company terminated the ATM program. There were no financing activities for the first quarter of 2023.

Cautionary Note Regarding Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity and our expectations regarding our needs for and ability to raise additional capital; our plan to pursue strategic alternatives to maximize shareholder value and the outcome of such pursuant; our ability to maintain the listing of our common stock on the Nasdaq Capital Market; our ability to manage our expenses effectively and raise the funds needed to continue our business; our belief that there are unmet needs and our estimates regarding the addressable market for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding our commercialized neurostimulation and neuropathy diagnostic products; our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; our estimate of our customer returns of our products; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third party payers; and other factors discussed elsewhere in this Quarterly Report on Form 10-Q. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this quarterly report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors” in our Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We are not aware of and do not expect any such potential issues. However, should they occur, we would not expect them to have a significant impact on our financial position.

Item 1A. Risk Factors

We are supplementing the risk factors described in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 to add the following new risk factor.

In February 2024, the Company announced that it would undertake a review of its strategic options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction. We have engaged Lucid Capital Markets as financial advisor to the Company to assist in the process. A timetable for completion of this evaluation process has not been established, and even if certain strategic alternatives may be available, the Company cannot provide any assurance that the strategic alternatives review process will result in the successful realization of any particular alternative, transaction or value. We do not expect to disclose developments with respect to any strategic transaction or other alternatives unless and until our board of directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

During the first quarter of 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and none of our directors or executive officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

On April 25, 2024, the Company entered into addenda to the Employment Agreements with each of Dr. Shai N. Gozani and Thomas T. Higgins to extend such agreements for an additional term of one (1) year, beyond the initial term of three (3) years commencing on January 1, 2021, and ending on December 31, 2023.

Item 6.    Exhibits

Exhibit No.	Description

10.1	NeuroMetrix, Inc. Form of Indemnification Agreement, as amended on April 24, 2024, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 19, 2024 (SEC File No. 001-33351).

10.2	Addendum dated April 25, 2024 to Employment Agreement, dated December 30, 2020, by and between Shai N. Gozani, M.D.,Ph.D and NeuroMetrix, Inc.

10.3	Addendum dated April 25, 2024 to Employment Agreement, dated December 30, 2020, by and between Thomas T. Higgins and NeuroMetrix, Inc.

31.1	Certification of Principal Executive Officer Under Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350. Furnished herewith.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document). Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document. Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document. Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document. Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101). Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEUROMETRIX, INC.

May 15, 2024	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

May 15, 2024	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer