Form 10-Q
period 2024-06-30
NeuroMetrix, Inc.
filed 2024-08-06
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,025,874 shares of common stock, par value $0.0001 per share, were outstanding as of August 5, 2024.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2024

All share amounts in the Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for-8 reverse stock split that was effected on November 21, 2023.
3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,606,974	$1,731,946
Available-for-sale securities	14,822,982	16,265,205
Accounts receivable, net	280,566	518,824
Inventories	1,450,405	1,559,428
Prepaid expenses and other current assets	315,662	779,039
Total current assets	18,476,589	20,854,442

Fixed assets, net	243,634	293,449
Right of use asset	183,160	250,150
Other long-term assets	26,400	26,400
Total assets	$18,929,783	$21,424,441

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$314,000	$215,509
Accrued expenses and compensation	1,127,359	876,739
Lease obligation, current	148,391	148,391
Total current liabilities	1,589,750	1,240,639

Lease obligation, net of current portion	28,210	92,485
Total liabilities	1,617,960	1,333,124

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at June 30, 2024 and December 31, 2023; 2,016,537 and 1,524,939 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	202	152
Additional paid-in capital	231,826,308	229,960,346
Accumulated other comprehensive income	112,171	240,171
Accumulated deficit	(214,626,859)	(210,109,353)
Total stockholders’ equity	17,311,823	20,091,317
Total liabilities and stockholders’ equity	$18,929,783	$21,424,441

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$769,148	$1,655,744	$1,862,704	$3,380,515

Cost of revenues	277,229	536,486	853,768	1,062,858

Gross profit	491,919	1,119,258	1,008,936	2,317,657

Operating expenses:
Research and development	266,932	753,509	1,210,484	1,452,934
Sales and marketing	435,014	744,963	1,496,743	1,560,835
General and administrative	1,618,628	1,244,241	3,384,355	2,637,412

Total operating expenses	2,320,574	2,742,713	6,091,582	5,651,181

Loss from operations	(1,828,655)	(1,623,455)	(5,082,646)	(3,333,524)

Other income:
Interest income	13,005	86,426	32,167	222,321
Other income	327,718	—	532,973	—

Total other income	340,723	86,426	565,140	222,321

Net loss	$(1,487,932)	$(1,537,029)	$(4,517,506)	$(3,111,203)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.74)	$(1.56)	$(2.37)	$(3.20)

Weighted average number of common shares outstanding, basic and diluted	2,001,400	985,719	1,906,927	973,504

Statements of Comprehensive Loss
(Unaudited)

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss	$(1,487,932)	$(1,537,029)	$(4,517,506)	$(3,111,203)

Other comprehensive income:

Unrealized gain on available-for-sale securities, net	192,712	102,847	404,973	168,721
Reclassification of realized gain on available-for-sale securities to other income	$(327,718)	$—	$(532,973)	$—

Comprehensive loss	$(1,622,938)	$(1,434,182)	$(4,645,506)	$(2,942,482)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2023	200.00	$1	1,518,717	$152	$229,960,346	$240,171	$(210,109,353)	$20,091,317
Stock-based compensation expense	—	—	—	$—	216,164	—	—	216,164
Issuance of common stock under at the market offering	—	—	458,380	$46	1,471,053	—	—	1,471,099
Vesting of restricted stock under equity plan	—	—	6,699	$1	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	$—	—	212,261	—	212,261
Realized gain on available-for-sale securities	—	—	—	$—	—	(205,255)	—	(205,255)
Net loss	—	—	—	$—	—	—	(3,029,574)	(3,029,574)
Balance at March 31, 2024	200.00	1	1,983,796	199	231,647,562	247,177	(213,138,927)	18,756,012
Stock-based compensation expense	—	—	—	—	176,148	—	—	176,148
Issuance of common stock under employee stock purchase plan	—	—	850	—	2,601	—	—	2,601
Vesting of restricted stock under equity plan	—	—	29,453	3	(3)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	192,712	—	192,712
Realized gain on available-for-sale securities	—	—	—	—	—	(327,718)	—	(327,718)
Net loss	—	—	—	—	—	—	(1,487,932)	(1,487,932)
Balance at June 30, 2024	200	$1	2,014,099	$202	$231,826,308	$112,171	$(214,626,859)	$17,311,823

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2022	200.00	$1	959,460	$96	$226,935,456	$—	$(203,579,866)	$23,355,687
Stock-based compensation expense	—	—	—	—	165,361	—	—	165,361
Vesting of restricted stock under equity plan	—	—	2,439	—	—	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	65,874	—	65,874
Net loss	—	—	—	—	—	—	(1,574,174)	(1,574,174)
Balance at March 31, 2023	200.00	1	961,899	96	227,100,817	65,874	(205,154,040)	22,012,748
Stock-based compensation	—	—	—	—	132,745	—	—	132,745
Issuance of common stock under at the market offering	—	—	90,661	9	691,396	—	—	691,405
Issuance common stock under employee stock purchase plan	—	—	1,316	—	8,713	—	—	8,713
Vesting of restricted stock under equity plan	—	—	9,015	1	(1)	—	—	—
Unrealized gain on available-for-sale securities	—	—	—	—	—	102,847	—	102,847
Net loss	—	—	—	—	—	—	(1,537,029)	(1,537,029)
Balance at June 30, 2023	200	$1	1,062,891	$106	$227,933,670	$168,721	$(206,691,069)	$21,411,429
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,517,506)	$(3,111,203)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	49,815	20,444
Amortization of right-of-use assets, operating lease	66,990	58,087
Stock-based compensation	392,312	298,106
Inventory reserve charged to cost of revenue	74,209	63,420
Amortization of premiums and discounts on held-to-maturity securities	—	(131,127)
Realized gain on available-for-sale securities	(532,973)	—
Changes in operating assets and liabilities:
Accounts receivable	238,258	(99,954)
Inventories	34,814	(32,418)
Prepaid expenses and other current and long-term assets	463,377	254,015
Accounts payable	98,491	(186,620)
Accrued expenses and compensation	250,620	350,137
Operating lease liability	(64,275)	(55,373)
Net cash used in operating activities	(3,445,868)	(2,572,486)

Cash flows from investing activities:
Purchases of available-for-sale securities	(18,652,804)	(16,599,705)
Proceeds from maturities of available-for-sale securities	20,500,000	—
Proceeds from maturities of held-to-maturity securities	—	16,000,000
Net cash provided by (used in) investing activities	1,847,196	(599,705)

Cash flows from financing activities:
Net proceeds from issuance of stock	1,473,700	700,120
Net cash provided by financing activities	1,473,700	700,120

Net decrease in cash and cash equivalents	(124,972)	(2,472,071)
Cash and cash equivalents, beginning of period	1,731,946	4,335,020
Cash and cash equivalents, end of period	$1,606,974	$1,862,949

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
June 30, 2024

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

The Company held cash, cash equivalents and investment grade securities totaling $16.4 million as of June 30, 2024. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

During February 2024, the Company announced that it would undertake a review of its strategic options to maximize shareholder value. These options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction. This review process remains ongoing. A timetable for completion of this process has not been established, and even if certain strategic alternatives may be available, the Company cannot provide any assurance that the strategic alternatives review process will result in the successful realization of any particular alternative, transaction or value. Accordingly, the unaudited financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of June 30, 2024, unaudited statements of operations, statements of comprehensive loss, changes in stockholders' equity and cash flows for the quarters ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 included in the Company's Form 10-K referenced below and does not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC"), on March 1, 2024 (File No. 001-33351).

Prior period reclassification

Certain items in the Statements of Cash Flows from prior year were reclassified to conform with the current presentation.

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

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for credit losses. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses was $25,000 as of June 30, 2024 and December 31, 2023.

Two customers accounted for 25% of total revenues in the quarter ended June 30, 2024 and two different customers accounted for 34% of total revenues in the quarter ended June 30, 2023. No customer accounted for more than 10% of revenue for the six months ended June 30, 2024 and one customer accounted for 26% of total revenues in the six months ended June 30, 2023. Four customers accounted for 79% and three customers accounted for 74% of accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either "held-to-maturity" ("HTM") or “available-for-sale” ("AFS") at the point of investment. Securities classified as short-term have maturities of less than one year. As of June 30, 2024, all marketable securities held by the Company are classified as available for sale and had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss. An AFS security is impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non-credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non-credit-related impairment is recognized in other comprehensive loss. For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio as of June 30, 2024 or December 31, 2023.

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

2.     Comprehensive Loss

For the quarter and six months ended June 30, 2024, the Company had comprehensive loss of $135,006 and $128,000, respectively, for net unrealized gains on AFS, in addition to net loss of $1,487,932 and $4,517,506, respectively, in the statement of operations. For the quarter and six months ended June 30, 2023, the Company had comprehensive income of $102,847 and $168,721 for net unrealized gains on AFS, in addition to net loss of $1,537,029 and $3,111,203, respectively, for the quarter and six months ended June 30, 2023.

3.     Net Loss Per Common Share

Basic and diluted net loss per common share were as follows:

	Quarters Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders	$(1,487,932)	$(1,537,029)	$(4,517,506)	$(3,111,203)
Weighted average number of common shares outstanding, basic and diluted	2,001,400	985,719	1,906,927	973,504
Net loss per common share applicable to common stockholders, basic and diluted	$(0.74)	$(1.56)	$(2.37)	$(3.20)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	June 30,
	2024	2023
Options	62,898	65,683
Unvested restricted stock awards	2,438	9,459
Unvested restricted stock units	110,185	15,020
Convertible preferred stock	8	8
Total	175,529	90,170

4. Securities

The Company's marketable debt securities are classified as either HTM or AFS pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of June 30, 2024 and December 31, 2023. The Company held no HTM securities as of June 30, 2024 and December 31, 2023.

	June 30, 2024
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$7,866,852	$29,883	$—	$—	$7,896,735
Commercial paper	6,843,959	82,288	—	—	6,926,247
Total	$14,710,811	$112,171	$—	$—	$14,822,982

	December 31, 2023
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$4,412,935	$5,665	$—	$—	$4,418,600
Commercial paper	11,612,099	234,506	—	—	$11,846,605
Total	$16,025,034	$240,171	$—	$—	$16,265,205

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at June 30, 2024 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of June 30, 2024.

5. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,297,058	$1,297,058	$—	$—
U.S. government bonds	7,896,735	7,896,735	—	—
Commercial paper	6,926,247	—	6,926,247	—
Total	$16,120,040	$9,193,793	$6,926,247	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,284,290	$1,284,290	$—	$—
U.S. government bonds	4,418,600	4,418,600	—	—
Commercial paper	11,846,605	—	11,846,605	—
Total	$17,549,495	$5,702,890	$11,846,605	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6.     Inventories

Inventories consist of the following:

	June 30, 2024	December 31, 2023
Purchased components	$1,129,688	$1,151,381
Finished goods	320,717	408,047
	$1,450,405	$1,559,428

The Company recorded a charge of $74,209 in the six months ended June 30, 2024 to write down the value of its discontinued ADVANCE inventory within cost of revenues on the Company's statements of operations. The Company also recorded a charge of $63,420 in the six months ended June 30, 2023 to reduce the carrying value of inventory to net realizable value.

7.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	June 30, 2024	December 31, 2023
Professional services	$610,840	$298,534
Compensation	107,410	346,245
Severance	221,000	—
Clinical	19,891	39,000
Warranty	8,000	9,400
Sales tax	132,708	141,672
Other	27,510	41,888
	$1,127,359	$876,739
In the six months ended June 30, 2024, the Company recorded a $15,000 liability included in "Other" in the table above, associated with additional costs incurred related to a discontinued product line within cost of revenues. In addition during the six months ended June 30, 2024, the Company recorded severance costs of approximately $580,000 of which approximately $221,000 remains unpaid as of June 30, 2024. See Note 10 - Employee Headcount Reduction.

8.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities extends through mid-September 2025 at a monthly base rent of $13,846 and with a 5-year extension option.

Future minimum lease payments under this non-cancellable operating lease as of June 30, 2024 are as follows:

2024	$82,892
2025	117,431
Total minimum lease payments	$200,323

Interest, based on a 15% discount rate	$23,722
Lease obligation, current portion	148,391
Lease obligation, net of current portion	28,210
$200,323

Total recorded rent expense was $50,377 and $49,232, for the quarters ended June 30, 2024 and 2023, respectively. Total recorded rent expense was $100,754 and $98,464 for the six-month periods ended June 30, 2024 and 2023, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term. The remaining operating lease term was 1.2 years as of June 30, 2024.

9.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	June 30, 2024	December 31, 2023
Preferred stock, $0.001 par value; 5,000,000 shares authorized at June 30, 2024 and December 31, 2023; no shares issued and outstanding at June 30, 2024 and December 31, 2023	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at June 30, 2024 and December 31, 2023; 200 shares issued and outstanding at June 30, 2024 and December 31, 2023	$1	$1

2024 equity activity

In the first quarter of 2024, the Company issued 458,380 shares of its common stock, under its at-the-market ("ATM") program and realized net proceeds of $1,471,099. As of April 18, 2024, the Company terminated its ATM program.

In March 2024, 1,015 unvested restricted stock awards and 5,912 unvested restricted stock units were forfeited due to the employee reduction described in Note 10.

In June 2024, the Company issued 850 shares of fully vested common stock with a value of $2,601 pursuant to the Company's Employee Stock Purchase Plan.

In the quarter ended June 30, 2024, the Company issued 91,577 restricted stock units under its 2022 Equity Incentive Plan with a value of $376,027.

As of June 30, 2024, the Company had outstanding 2,438 unvested restricted stock awards and 110,185 unvested restricted stock units. At December 31, 2023 the Company had outstanding 6,222 unvested restricted stock awards and 60,492 unvested restricted stock units.

2023 equity activity

In May 2023, the Company issued 1,563 restricted stock units under its 2022 Equity Incentive Plan with a value of $12,625.

In June 2023, the Company issued 90,661 shares of its common stock, under its ATM program and realized net proceeds of $691,405. It also issued 1,316 shares of fully vested common stock with a value of $8,715 pursuant to the Company's Employee Stock Purchase Plan.

10.     Employee Headcount Reduction

The Company's previously described review of its strategic options to maximize shareholder value is underway. Strategic options include changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction.

The Company incurred severance charges related to a reduction of 10 full time employees in the first quarter of 2024. This reduction was implemented in order to better align staffing with work responsibilities and to reduce operating expenses. Total severance related charges of approximately $580,000 were recorded in the quarter ended March 31, 2024 and cash payments of approximately $25,000 were made at that time. During the quarter ended June 30, 2024 additional severance payments of approximately $334,000 were made and the remaining accrued severance obligation was approximately $221,000. This remaining severance balance will be paid during the second half of 2024 in accordance with employee contractual agreements.

The following table sets forth the activity during the quarter in accrued severance.

Six months ended June 30, 2024
Severance
Beginning balance	$—
Additions	580,427
Amounts paid out	(25,427)
Balance, March 31, 2024	555,000
Amounts paid out	(334,000)
Balance, June 30, 2024	$221,000

Within the Company's Statements of Operations for the six months ended June 30, 2024, total severance charges of $580,427 were recorded in the first quarter as follows: $310,200 within research and development, $234,527 within sales and marketing, $4,200 within general and administrative and $31,500 within cost of revenues.

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

Quell is our wearable neuromodulation technology for chronic pain. It has been refined over the past seven years with feedback from over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies, gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription ("Rx") wearable neurotherapeutics.

Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication in 2021 leading to the FDA granting a De Novo marketing authorization for the use of Quell as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022 under a controlled, strategic commercial launch with the objectives to develop an effective Rx fulfillment process, identify the higher-potential market sectors and an efficient marketing approach, and implement a cost-effective sales model. This led to the engagement of Health Warehouse as our on-line pharmacy, the introduction of a telemedicine option to facilitate patient prescriptions, higher electrode refill pricing, a focus on Veterans Administration patients and a shift to variable cost contractor sales versus an employee sales force. Many of these commercial efforts are being implemented and we see encouraging results in Quell-fibromyalgia sales volumes and gross margins. The Company plans to reactive its promotion of Quell OTC for lower extremity chronic pain during the fourth quarter of 2024.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy ("CIPN"). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the National Cancer Institute and the NIH, was completed in 2023. A 510(k) marketing application was submitted to FDA in late 2023; however, after evaluating the unique characteristics of the oncology market, the Company decided to follow the De Novo model that we used for Quell-fibromyalgia. A De Novo application for marketing Quell-CIPN to patients with moderate to severe neuropathic pain and cramps is planned for filing during the second half of 2024. This would be the second product in our emerging portfolio of Quell-based Rx wearable therapeutics. We anticipate a similar approach to other disease indications involving chronic pain. These potentially include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and Chronic Overlapping Pain Conditions.

DPNCheck is our well-established testing technology for peripheral neuropathies. This technology has been evaluated in multiple clinical studies and promoted both in the domestic Medicare Advantage ("MA") market and also in the Asian markets of Japan and China. MA has historically contributed the majority of DPNCheck revenue and been the driver of product-line growth.

During 2023, the Centers for Medicare and Medicaid ("CMS") implemented significant changes to its MA Hierarchical Condition Categories ("HCC") risk adjustment payments and to its MA Risk Adjustment Data Validation ("RADV") audit practices. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy, and resulted in a significant reduction in our DPNCheck sales. As a result, we have reduced our commercial sales team while continuing to support our customer base and attract new accounts. It is unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business. DPNCheck sales in Asian markets are not affected by the reimbursement changes in MA.

Production and marketing of ADVANCE, a legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for carpal tunnel syndrome, was discontinued in 2012. We continued to support an eroding customer base; however, in the first quarter of 2024 we concluded that the remaining business was not viable. Sales of ADVANCE accessories ended as of June 30, 2024 and product support was terminated on July 31, 2024.

Strategy Review

The Company has initiated a review of its strategic options to promote growth of Quell and DPNCheck and to maximize shareholder value. The review covers a wide range of options including potential changes in marketing strategies, the acquisition of new assets, potential sale of Company assets, and a merger or other strategic transaction. A timetable for completion of this process has not been set and the Company will continue to promote its commercial operations while the review is being conducted. The Company has utilized outside professional services in conducting its review, expanded its Board of Directors, curtailed its equity offerings, and implemented a reduction-in-force to reduce its operating costs. As of the date of this Quarterly Report on Form 10-Q, there have been no other material strategic transactions or decisions that would warrant disclosure.

Results of Operations

Comparison of Quarters Ended June 30, 2024 and 2023

	Quarter ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$769,148	$1,655,744	$(886,596)	(53.5)%
Gross profit	491,919	1,119,258	$(627,339)	(56.0)%
–% of revenues	64.0%	67.6%		(3.6)%
Operating expenses	2,320,574	2,742,713	$(422,139)	(15.4)%
Other income, net	340,723	86,426	$254,297	294.2%
Net loss	$(1,487,932)	$(1,537,029)	$(49,097)	(3.2)%
Net loss per common share	$(0.74)	$(1.56)	$(0.82)	(52.6)%

Revenues

Revenues for the second quarter of 2024 decreased by $887 thousand or 53.5% from the second quarter of 2023. DPNCheck sales accounted for the majority of revenues in both quarters and were the primary contributor to the revenue decline in the second quarter of 2024. The DPNCheck sales decline was primarily attributable to adverse CMS reimbursement changes in the Medicare Advantage market initiated in 2023 and scheduled to be phased in over a three year period which have reduced patient screening by healthcare providers for various conditions, including neuropathy. International sales of DPNCheck also declined from the prior year quarter due to excess inventory at the Japan distributor. The Company believes this situation is transient, and these biosensor orders should resume later this year. Quell sales made a small contribution to offsetting the DPNCheck sales reduction in the second quarter of 2024.

Gross Profit

Gross profit for the second quarter of 2024 decreased by $627 thousand or 56.0% from the second quarter of 2023. Gross profit reflected a 64.0% gross margin rate in comparison with 67.6% in the prior year quarter. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. The gross profit rate contraction reflected reduced weighting by DPNCheck, the Company’s highest margin product line offset by a reduction of $35 thousand of a contingent liability related to the discontinued ADVANCE product line.

Operating Expenses

Operating expenses declined in the second quarter of 2024 by $422 thousand or 15.4% from the second quarter of 2023. The primary contributors were cost benefits from the employee headcount restructuring in the first quarter of 2024 partially offset by increased professional service fees related to the business strategy review. Research and development spending in the second quarter of 2024 of $267 thousand decreased by $487 thousand from 2023 due primarily to a reduction in personnel costs of $386 thousand. Sales and marketing spending of $435 thousand decreased by $310 thousand from 2023 due primarily to a reduction of personnel costs of $287 thousand from 2023. General and administrative costs of $1.6 million increased by $374 thousand from 2023 reflecting higher professional fees of $512 thousand largely attributable to the business strategy review (legal and banking fees) partially offset by a reduction in personnel costs of $227 thousand.

Net loss

The net loss in the second quarter of 2024 of $1.5 million decreased by $49 thousand from the second quarter of 2023. Net loss per common share was ($0.74) versus ($1.56) per common share in the second quarter of 2024. Per share amounts reflect 2.0 million shares outstanding in the second quarter of 2024 versus 1.0 million shares outstanding in the second quarter of 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six months ended June 30,		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$1,862,704	$3,380,515	$(1,517,811)	(44.9)%
Gross profit	$1,008,936	$2,317,657	$(1,308,721)	(56.5)%
–% of revenues	54.2%	68.6%		(14.4)%
Operating expenses	$6,091,582	$5,651,181	$440,401	7.8%
Other income, net	$565,140	$222,321	$342,819	154.2%
Net loss	$(4,517,506)	$(3,111,203)	$1,406,303	45.2%
Net loss per common share	$(2.37)	$(3.20)	$(0.83)	(25.9)%

Revenues

Revenues for the first half of 2024 decreased by $1.5 million or 44.9% compared to the first half of 2023. DPNCheck sales, primarily focused on MA, accounted for the majority of revenues in both quarters and the decline in DPNCheck sales was the primary contributor to the revenue decline in the first half of 2024.

Gross Profit

Gross profit for the first half of 2024 decreased by $1.3 million or 56.5% compared to the first half of 2023. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. The Company recorded a $90 thousand charge within cost of revenues, that had a (4.8%) impact on the gross margin during the first half of 2024 related to the discontinued ADVANCE product line.

Operating Expenses

Operating expenses increased in the first half of 2024 by $440 thousand or 7.8% compared to the first half of 2023. Increased G&A spending of $747 thousand was offset by reduced R&D spending of $243 thousand and reduced S&M spending of $64 thousand. Higher G&A spending was largely attributable to costs associated with the strategic review process.

Net loss

The net loss for the first half of 2024 increased by $1.4 million compared to 2023. Net loss per common share was ($2.37) in the first half of 2024 versus ($3.20) per common share in the first half of 2023. The increase in the number of common shares outstanding in the first half of 2024 (2.0 million) versus common shares outstanding in in the first half of 2023 (1.0 million) offset the effect of a greater net loss in the current year period.

Liquidity and Capital Resources

	June 30,		December 31,
	2024	2023	2023

Cash, cash equivalents and marketable securities	$16,429,956	$19,627,209	$17,997,151
Working capital	$16,886,839	$21,079,477	$19,613,803
Current ratio	11.6	18.4	16.8
Net debt position	$(14,811,996)	$(18,265,137)	$(16,664,027)
Days sales outstanding	43.9	36.0	35.6
Inventory turnover	0.8	1.3	1.2

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

As of June 30, 2024, we had working capital of $16.9 million, including $16.4 million in cash, cash equivalents and marketable securities, and a current ratio of 11.6. We had no term debt or borrowings. Net debt, defined as short and long-term debts, less cash, cash equivalents and securities, continues to be negative.

Days sales outstanding ("DSO") reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO in 2024 in comparison with the prior year reflects a greater weighting during 2024 of sales with terms of 30 to 60 days plus extended payment terms provided to DPNCheck customers related to a volume-based contracts. Inventory turnover rate declined during the quarter ended June 30, 2024 due to the lower DPNCheck sales.

Cash Flows

	Six months ended June 30,
	2024	2023	Change

Net cash provided by (used in):
Operating activities	$(3,445,868)	$(2,572,486)	$(873,382)
Investing activities	1,847,196	(599,705)	2,446,901
Financing activities	1,473,700	700,120	773,580
Net change in cash and cash equivalents	$(124,972)	$(2,472,071)

Operating activities
Cash used in operating activities in the first half of 2024 increased by $873 thousand from the comparable period in 2023. This primarily reflects the increased net loss in the period.

Investing activities

Investing activities in the first half of 2024 reflect $18.7 million in purchases of AFS securities offset by proceeds from maturity of AFS securities of $20.5 million. Investing activities in the first half of 2023 reflect the deployment of cash to purchase investment grade securities in the amount of $16.6 million offset by the maturity of HTM securities of $16.0 million. The cash deployed is invested for the short term, and while it is not forecasted to be essential to the Company’s near-term operations requirements, provides a cushion if necessary.

Financing activities

Equity sales in the first half of 2024 and 2023 contributed $1.5 million and $700 thousand, respectively. Shares of our common stock were sold to investors pursuant to the Company's at-the-market ("ATM") facility.
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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We are not aware of and do not expect any such potential issues. However, should they occur, we would not expect them to have a significant impact on our financial position.

Item 1A. Risk Factors

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024, and to Item 1A of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 During the second quarter of 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and none of our directors or executive officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

NEUROMETRIX, INC.

August 6, 2024	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

August 6, 2024	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer