Form 10-Q
period 2024-09-30
NeuroMetrix, Inc.
filed 2024-11-05
CIK 1289850

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐     No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,042,689 shares of common stock, par value $0.0001 per share, were outstanding as of November 4, 2024.

NeuroMetrix, Inc.
Form 10-Q
Quarterly Period Ended September 30, 2024

All share amounts in the Quarterly Report on Form 10-Q have been adjusted to reflect a 1-for-8 reverse stock split that was effected on November 21, 2023.
3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

NeuroMetrix, Inc.
Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$921,520	$1,731,946
Available-for-sale securities	13,913,080	16,265,205
Accounts receivable, net	149,092	518,824
Inventories	1,430,122	1,559,428
Prepaid expenses and other current assets	381,876	779,039
Total current assets	16,795,690	20,854,442

Fixed assets, net	219,106	293,449
Right of use asset	147,824	250,150
Other long-term assets	26,400	26,400
Total assets	$17,189,020	$21,424,441

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	$347,641	$215,509
Accrued expenses and compensation	719,609	876,739
Lease obligation, current	142,621	148,391
Total current liabilities	1,209,871	1,240,639

Lease obligation, net of current portion	—	92,485
Total liabilities	1,209,871	1,333,124

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 shares authorized at September 30, 2024 and December 31, 2023; 2,033,306 and 1,524,939 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	203	152
Additional paid-in capital	232,030,177	229,960,346
Accumulated other comprehensive income	83,853	240,171
Accumulated deficit	(216,135,085)	(210,109,353)
Total stockholders’ equity	15,979,149	20,091,317
Total liabilities and stockholders’ equity	$17,189,020	$21,424,441

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Operations
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$587,314	$1,203,164	$2,450,018	$4,583,679

Cost of revenues	275,357	421,382	1,129,125	1,484,240

Gross profit	311,957	781,782	1,320,893	3,099,439

Operating expenses:
Research and development	299,739	592,654	1,510,223	2,045,588
Sales and marketing	441,171	943,795	1,937,914	2,504,630
General and administrative	1,313,095	1,206,231	4,697,450	3,843,643

Total operating expenses	2,054,005	2,742,680	8,145,587	8,393,861

Loss from operations	(1,742,048)	(1,960,898)	(6,824,694)	(5,294,422)

Other income:
Interest income	8,412	25,378	40,579	247,699
Other income	225,410	166,783	758,383	166,783

Total other income	233,822	192,161	798,962	414,482

Net loss	$(1,508,226)	$(1,768,737)	$(6,025,732)	$(4,879,940)

Net loss per common share applicable to common stockholders, basic and diluted	$(0.75)	$(1.66)	$(3.10)	$(4.86)

Weighted average number of common shares outstanding, basic and diluted	2,023,280	1,065,003	1,945,995	1,004,339

Statements of Comprehensive Loss
(Unaudited)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss	$(1,508,226)	$(1,768,737)	$(6,025,732)	$(4,879,940)

Other comprehensive income:

Unrealized gain on available-for-sale securities, net	197,092	204,931	602,065	373,652
Reclassification of realized gain on available-for-sale securities to other income	$(225,410)	$(166,783)	$(758,383)	$(166,783)

Comprehensive loss	$(1,536,544)	$(1,730,589)	$(6,182,050)	$(4,673,071)

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Changes in Stockholders' Equity
(Unaudited)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2023	200.00	$1	1,518,717	$152	$229,960,346	$240,171	$(210,109,353)	$20,091,317
Stock-based compensation expense	—	—	—	$—	216,164	—	—	216,164
Issuance of common stock under at the market offering	—	—	458,380	$46	1,471,053	—	—	1,471,099
Vesting of restricted stock under equity plan	—	—	6,699	$1	(1)	—	—	—
Other comprehensive income	—	—	—	$—	—	7,006	—	7,006
Net loss	—	—	—	$—	—	—	(3,029,574)	(3,029,574)
Balance at March 31, 2024	200.00	1	1,983,796	199	231,647,562	247,177	(213,138,927)	18,756,012
Stock-based compensation expense	—	—	—	—	176,148	—	—	176,148
Issuance of common stock under employee stock purchase plan	—	—	850	—	2,601	—	—	2,601
Vesting of restricted stock under equity plan	—	—	29,453	3	(3)	—	—	—
Other comprehensive income	—	—	—	—	—	(135,006)	—	(135,006)
Net loss	—	—	—	—	—	—	(1,487,932)	(1,487,932)
Balance at June 30, 2024	200	$1	2,014,099	$202	$231,826,308	$112,171	$(214,626,859)	$17,311,823
Stock-based compensation expense	—	—	—		203,870	—	—	203,870
Vesting of restricted stock under equity plan	—	—	17,610	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	(28,318)	—	(28,318)
Net loss	—	—	—	—	—	—	(1,508,226)	(1,508,226)
Balance at September 30, 2024	200	1	2,031,709	203	232,030,177	83,853	(216,135,085)	15,979,149

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Number of Shares	Amount	Number of Shares	Amount
Balance at December 31, 2022	200.00	$1	959,460	$96	$226,935,456	$—	$(203,579,866)	$23,355,687
Stock-based compensation expense	—	—	—	—	165,361	—	—	165,361
Vesting of restricted stock under equity plan	—	—	2,439	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	65,874	—	65,874
Net loss	—	—	—	—	—	—	(1,574,174)	(1,574,174)
Balance at March 31, 2023	200.00	1	961,899	96	227,100,817	65,874	(205,154,040)	22,012,748
Stock-based compensation	—	—	—	—	132,745	—	—	132,745
Issuance of common stock under at the market offering	—	—	90,661	9	691,396	—	—	691,405
Issuance common stock under employee stock purchase plan	—	—	1,316	—	8,713	—	—	8,713
Vesting of restricted stock under equity plan	—	—	9,015	1	(1)	—	—	—
Other comprehensive income	—	—	—	—	—	102,847	—	102,847
Net loss	—	—	—	—	—	—	(1,537,029)	(1,537,029)
Balance at June 30, 2023	200	$1	1,062,891	$106	$227,933,670	$168,721	$(206,691,069)	$21,411,429
Stock-based compensation	—	—	—	—	221,268	—	—	221,268
Issuance of common stock under at the market offering	—	—	184	—	1,426	—	—	1,426
Vesting of restricted stock under equity plan	—	—	2,820	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	38,148	—	38,148
Net loss	—	—	—	—	—	—	(1,768,737)	(1,768,737)
Balance at September 30, 2023	200	$1	1,065,895	$106	$228,156,364	$206,869	$(208,459,806)	$19,903,534
The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,025,732)	$(4,879,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,343	30,957
Amortization of right-of-use assets, operating lease	102,326	58,087
Stock-based compensation	596,182	519,374
Inventory reserve charged to cost of revenue	74,209	63,420
Amortization of premiums and discounts on held-to-maturity securities	—	(135,293)
Realized gain on available-for-sale securities	(758,383)	(166,783)
Changes in operating assets and liabilities:
Accounts receivable	369,732	32,390
Inventories	55,097	(115,042)
Prepaid expenses and other current and long-term assets	363,183	(200,118)
Accounts payable	132,132	(142,608)
Accrued expenses and compensation	(157,130)	356,562
Operating lease liability	(64,275)	(55,373)
Net cash used in operating activities	(5,238,316)	(4,634,367)

Cash flows from investing activities:
Purchases of available-for-sale securities	(29,045,810)	(22,898,470)
Proceeds from maturities of available-for-sale securities	32,000,000	7,095,000
Proceeds from maturities of held-to-maturity securities	—	17,000,000
Purchases of fixed assets	—	(138,176)
Net cash provided by (used in) investing activities	2,954,190	1,058,354

Cash flows from financing activities:
Net proceeds from issuance of stock	1,473,700	701,546
Net cash provided by financing activities	1,473,700	701,546

Net decrease in cash and cash equivalents	(810,426)	(2,874,467)
Cash and cash equivalents, beginning of period	1,731,946	4,335,020
Cash and cash equivalents, end of period	$921,520	$1,460,553

The accompanying notes are an integral part of these interim financial statements.

NeuroMetrix, Inc.
Notes to Unaudited Financial Statements
September 30, 2024

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

The Company held cash, cash equivalents and investment grade securities totaling $14.8 million as of September 30, 2024. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management's projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company's projected uses of cash.

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

Unaudited Interim Financial Statements

The accompanying unaudited balance sheet as of September 30, 2024, unaudited statements of operations, statements of comprehensive loss, changes in stockholders' equity and cash flows for the quarters ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. The accompanying balance sheet as of December 31, 2023 has been derived from the audited balance sheet as of December 31, 2023 included in the Company's Form 10-K referenced below and does not include all disclosures required by U.S. GAAP. In the opinion of management, the financial statements include all normal and recurring adjustments considered necessary for a fair presentation of the Company’s financial position and operating results. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any other period. These financial statements and notes should be read in conjunction with the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission (the "SEC"), on March 1, 2024 (File No. 001-33351).

Prior period reclassification

Certain items in the Statements of Cash Flows from the prior year were reclassified to conform with the current presentation.

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

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for credit losses. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses was $25,000 as of September 30, 2024 and December 31, 2023.

Two customers accounted for 28% of total revenues in the quarter ended September 30, 2024 and two different customers accounted for 28% of total revenues in the quarter ended September 30, 2023. One customer accounted for 10% of total revenues for the nine months ended September 30, 2024 and two customers accounted for 26% of total revenues in the nine months ended September 30, 2023. Four customers accounted for 74% and three customers accounted for 74% of accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in U.S. government securities.

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either "held-to-maturity" ("HTM") or “available-for-sale” ("AFS") at the point of investment. Securities classified as short-term have maturities of less than one year. As of September 30, 2024, all marketable securities held by the Company are classified as AFS and had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss. An AFS security may be impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non-credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non-credit-related impairment is recognized in other comprehensive loss. For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio as of September 30, 2024 or December 31, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires enhanced disclosures on both an annual and interim basis about significant segment expenses, including for companies with only one reportable segment. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of the adoption of this standard on the Company’s Financial Statements and disclosures.

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

2.     Net Loss Per Common Share

Basic and diluted net loss per common share were as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss applicable to common stockholders	$(1,508,226)	$(1,768,737)	$(6,025,732)	$(4,879,940)
Weighted average number of common shares outstanding, basic and diluted	2,023,280	1,065,003	1,945,995	1,004,339
Net loss per common share applicable to common stockholders, basic and diluted	$(0.75)	$(1.66)	$(3.10)	$(4.86)

Shares underlying the following potentially dilutive weighted average number of common stock equivalents were excluded from the calculation of diluted net loss per common share because their effect was anti-dilutive for each of the periods presented:

	September 30,
	2024	2023
Options	62,898	65,037
Unvested restricted stock awards	1,597	7,662
Unvested restricted stock units	92,991	37,706
Convertible preferred stock	8	8
Total	157,494	110,413

3. Securities

The Company's marketable debt securities are classified as either HTM or AFS pursuant to ASC 320 - Investments - Debt Securities. HTM securities are valued at amortized cost. The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of September 30, 2024 and December 31, 2023. The Company held no HTM securities as of September 30, 2024 and December 31, 2023.

	September 30, 2024
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$13,829,227	$84,435	$(582)	$—	$13,913,080

	December 31, 2023
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$4,412,935	$5,665	$—	$—	$4,418,600
Commercial paper	11,612,099	234,506	—	—	$11,846,605
Total	$16,025,034	$240,171	$—	$—	$16,265,205

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at September 30, 2024 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of September 30, 2024.

4. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$666,939	$666,939	$—	$—
U.S. government bonds	13,913,080	13,913,080	—	—
Total	$14,580,019	$14,580,019	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,284,290	$1,284,290	$—	$—
U.S. government bonds	4,418,600	4,418,600	—	—
Commercial paper	11,846,605	—	11,846,605	—
Total	$17,549,495	$5,702,890	$11,846,605	$—

The Company's accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

5.     Inventories

Inventories consist of the following:

	September 30, 2024	December 31, 2023
Purchased components	$1,130,180	$1,151,381
Finished goods	299,943	408,047
	$1,430,122	$1,559,428

The Company recorded a charge of $74,209 in the nine months ended September 30, 2024 to write down the value of its discontinued ADVANCE inventory within cost of revenues on the Company's statements of operations. The Company also recorded a charge of $63,420 in the nine months ended September 30, 2023 to reduce the carrying value of inventory to net realizable value.

6.     Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	September 30, 2024	December 31, 2023
Professional services	$376,840	$298,534
Compensation	99,312	346,245
Severance	54,000	—
Clinical	39,782	39,000
Warranty	8,000	9,400
Sales tax	130,308	141,672
Other	11,367	41,888
	$719,609	$876,739
During the nine months ended September 30, 2024, the Company recorded severance costs of approximately $580,000 of which approximately $54,000 remained unpaid as of September 30, 2024. See Note 10 - Employee Headcount Reduction.

7.     Operating Leases

The Company's lease on its Woburn, Massachusetts corporate office and manufacturing facilities extends through mid-September 2025 at a monthly base rent of $13,846 and with a 5-year extension option.

Future minimum lease payments under this non-cancellable operating lease as of September 30, 2024 are as follows:

2024	$41,446
2025	117,431
Total minimum lease payments	$158,877

Interest, based on a 15% discount rate	$16,256
Lease obligation, current portion	142,621
$158,877

Total recorded rent expense was $50,377 and $49,232, for the quarters ended September 30, 2024 and 2023, respectively. Total recorded rent expense was $151,132 and $147,696 for the nine month periods ended September 30, 2024 and 2023, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term. The remaining operating lease term was 11.5 months as of September 30, 2024.

8.     Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	September 30, 2024	December 31, 2023
Preferred stock, $0.001 par value; 5,000,000 shares authorized at September 30, 2024 and December 31, 2023; no shares issued and outstanding at September 30, 2024 and December 31, 2023	$—	$—
Series B convertible preferred stock, $0.001 par value; 147,000 shares designated at September 30, 2024 and December 31, 2023; 200 shares issued and outstanding at September 30, 2024 and December 31, 2023	$1	$1

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

As of September 30, 2024, the Company had outstanding 1,597 unvested restricted stock awards and 92,991 unvested restricted stock units. At December 31, 2023 the Company had outstanding 6,222 unvested restricted stock awards and 60,492 unvested restricted stock units.

2023 equity activity

In May 2023, the Company issued 1,563 restricted stock units under its 2022 Equity Incentive Plan with a value of $12,625.

In June 2023, the Company issued 90,661 shares of its common stock under its ATM program and realized net proceeds of $691,405. It also issued 1,316 shares of fully vested common stock with a value of $8,715 pursuant to the Company's Employee Stock Purchase Plan.

In July 2023, the Company issued 1,470 shares of its common stock, under ATM program for net proceeds of $1,426 and issued 24,500 restricted stock units under its 2004 Stock Option Plan with a value of $22,883.

In August 2023, the Company issued 172,660 restricted stock units with a value of $240,000 as long term incentives to its directors under its 2022 Equity Incentive Plan.

9.     Employee Headcount Reduction

The Company incurred severance charges related to a reduction of 10 full time employees in the first quarter of 2024. This reduction was implemented in order to better align staffing with work responsibilities and to reduce operating expenses. Total severance related charges of approximately $580,000 were recorded in the quarter ended March 31, 2024 and cash payments of approximately $25,000 were made at that time. During the quarter ended June 30, 2024 and September 30, 2024, additional severance payments of approximately $334,000 and $167,000, respectively, were made and the remaining accrued severance obligation was approximately $54,000 which will be paid during the remainder of 2024 in accordance with employee contractual agreements.

The following table sets forth the quarterly activity in accrued severance.

Nine months ended September 30, 2024
Severance
Beginning balance	$—
Additions	580,427
Amounts paid out	(25,427)
Balance, March 31, 2024	555,000
Amounts paid out	(334,000)
Balance, June 30, 2024	221,000
Amounts paid out	(167,000)
Balance, September 30, 2024	$54,000

Within the Company's Statements of Operations for the nine months ended September 30, 2024, total severance charges of $580,427 were recorded in the first quarter as follows: $310,200 within research and development, $234,527 within sales and marketing, $4,200 within general and administrative and $31,500 within cost of revenues.

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

Chronic pain is a significant public health problem. It is defined by the National Institutes of Health (the "NIH") as pain lasting more than 12 weeks. This contrasts with acute pain which is a normal bodily response to injury or trauma. Chronic pain conditions include low back pain, arthritis, fibromyalgia, neuropathic pain, and cancer pain, among many others. Chronic pain may be triggered by an injury or there may be an ongoing cause such as disease or illness. There may also be no clear cause. Chronic pain can also lead to other health problems including fatigue, sleep disturbance and mood changes, which cause difficulty in carrying out important activities and contribute to disability and despair. In general, chronic pain cannot be cured. Treatment of chronic pain is focused on reducing pain and improving function. The goal is effective pain management.

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

Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication in 2021 leading to the FDA granting a De Novo marketing authorization for the use of Quell as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022 under a controlled, strategic commercial launch with the objectives to develop an effective Rx fulfillment process, identify the higher-potential market sectors and an efficient marketing approach, and implement a cost-effective sales model. This led to the engagement of Health Warehouse as our on-line pharmacy, the introduction of a telemedicine option to facilitate patient prescriptions, higher electrode refill pricing, a focus on Veterans Administration patients and a shift to variable cost contractor sales versus an employee sales force. Many of these commercial efforts are being implemented. The Company is considering the reactivation of its promotion of Quell OTC for lower extremity chronic pain during the fourth quarter of 2024 or early 2025.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy ("CIPN"). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the National Cancer Institute and the NIH, was completed in 2023. A 510(k) marketing application was submitted to FDA in late 2023; however, after evaluating the unique characteristics of the oncology market, the Company decided to follow the De Novo model that was used for Quell-fibromyalgia. A De Novo application for marketing Quell-CIPN to patients with moderate to severe neuropathic pain and cramps is planned for filing in late 2024 or early 2025. This would be the second product in our emerging portfolio of Quell-based Rx wearable therapeutics. We anticipate a similar approach to other disease indications involving chronic pain. These potentially include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and Chronic Overlapping Pain Conditions.

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

Production and marketing of ADVANCE, a legacy, point-of-care neurodiagnostic technology primarily used for the diagnosis and screening for carpal tunnel syndrome, was discontinued in 2012. Our support to an eroding customer base of ADVANCE was terminated on July 31, 2024.

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

Results of Operations

Comparison of Quarters Ended September 30, 2024 and 2023

	Quarter ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$587,314	$1,203,164	$(615,850)	(51.2)%
Gross profit	311,957	781,782	$(469,825)	(60.1)%
–% of revenues	53.1%	65.0%		(11.9)%
Operating expenses	2,054,005	2,742,680	$(688,675)	(25.1)%
Other income, net	233,822	192,161	$41,661	21.7%
Net loss	$(1,508,226)	$(1,768,737)	$(260,511)	(14.7)%
Net loss per common share	$(0.75)	$(1.66)	$(0.91)	(54.8)%

Revenues

Revenues for the third quarter of 2024 decreased by $616 thousand or 51.2% from the third quarter of 2023. DPNCheck sales accounted for the majority of revenues in both quarters and were the primary contributor to the revenue decline in the third quarter of 2024. The DPNCheck sales decline was primarily attributable to adverse CMS reimbursement changes in the Medicare Advantage market initiated in 2023 and scheduled to be phased in over a three year period which have reduced patient screening by healthcare providers for various conditions, including neuropathy. International sales of DPNCheck also declined from the prior year quarter due to excess inventory at the Japan distributor. The Company believes this situation is transient, and these biosensor orders should resume in the first quarter of 2025. Quell sales made a small contribution to offsetting the DPNCheck sales reduction in the third quarter of 2024.

Gross Profit

Gross profit for the third quarter of 2024 decreased by $470 thousand or 60.1% from the third quarter of 2023. Gross profit reflected a 53.1% gross margin rate in comparison with 65.0% in the prior year quarter. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit. The gross profit rate contraction reflected reduced weighting by DPNCheck, the Company’s highest margin product line.

Operating Expenses

Operating expenses declined in the third quarter of 2024 by $689 thousand or 25.1% from the third quarter of 2023. The primary contributors were cost benefits from the reduction in employee headcount in the first quarter of 2024 partially offset by increased professional service fees related to the business strategy review. Research and development spending in the third quarter of 2024 of $300 thousand decreased by $293 thousand from 2023 due primarily to a reduction in personnel costs of $275 thousand. Sales and marketing spending of $441 thousand decreased by $503 thousand from 2023 due primarily to a reduction of personnel costs of $374 thousand from 2023. General and administrative costs of $1.3 million increased by $107 thousand from 2023 reflecting higher professional fees of $122 thousand largely attributable to the business strategy review (legal and banking fees).

Net loss

The net loss in the third quarter of 2024 of $1.5 million decreased by $261 thousand from the third quarter of 2023. Net loss per common share was ($0.75) versus ($1.66) per common share in the third quarter of 2024. Per share amounts reflect 2.0 million shares outstanding in the third quarter of 2024 versus 1.1 million shares outstanding in the third quarter of 2023.

Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine months ended September 30,		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$2,450,018	$4,583,679	$(2,133,661)	(46.5)%
Gross profit	$1,320,893	$3,099,439	$(1,778,546)	(57.4)%
–% of revenues	53.9%	67.6%		(13.7)%
Operating expenses	$8,145,587	$8,393,861	$(248,274)	(3.0)%
Other income, net	$798,962	$414,482	$384,480	92.8%
Net loss	$(6,025,732)	$(4,879,940)	$1,145,792	23.5%
Net loss per common share	$(3.10)	$(4.86)	$(1.76)	(36.2)%

Revenues

Revenues for the nine months ended September 30, 2024 decreased by $2.1 million or 46.5% compared to the nine months ended September 30, 2023. DPNCheck sales, primarily focused on MA, accounted for the majority of revenues in both quarters and the decline in DPNCheck sales was the primary contributor to the revenue decrease.

Gross Profit

Gross profit for the nine months ended September 30, 2024 decreased by $1.8 million or 57.4% compared to the nine months ended September 30, 2023. The decline in revenue, particularly DPNCheck revenue, was the largest contributor to the reduction in gross profit.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 decreased by $248 thousand or 3.0% compared to the nine months ended September 30, 2023. Increased general and administrative spending of $854 thousand was offset by reduced research and development spending of $535 thousand and reduced sales and marketing spending of $567 thousand. Higher general and administrative spending was largely attributable to costs associated with the strategic review process.

Net loss

The net loss for the nine months ended September 30, 2024 increased by $1.1 million compared to 2023. Net loss per common share was ($3.10) in the nine months ended September 30, 2024 versus ($4.86) per common share in 2023. The increase in the number of common shares outstanding in the nine months ended September 30, 2024 (2.0 million) versus common shares outstanding in the nine months ended September 30, 2023 (1.0 million) offset the effect of a greater net loss in the current year period.

Liquidity and Capital Resources

	September 30,		December 31,
	2024	2023	2023

Cash, cash equivalents and marketable securities	$14,834,600	$17,637,675	$17,997,151
Working capital	$15,585,819	$19,445,277	$19,613,803
Current ratio	13.9	16.4	16.8
Net debt position	$(13,624,729)	$(16,254,439)	$(16,664,027)
Days sales outstanding	32.9	50.9	35.6
Inventory turnover	0.8	1.0	1.2

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

As of September 30, 2024, we had working capital of $15.6 million, including $14.8 million in cash, cash equivalents and marketable securities, and a current ratio of 13.9. We had no term debt or borrowings. Net debt, defined as short and long-term debts, less cash, cash equivalents and securities, continues to be negative.

Days sales outstanding ("DSO") reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The decrease in DSO in 2024 in comparison with the prior year reflects a greater weighting during 2024 of cash sales as compared to credit sales. Inventory turnover rate declined during the quarter ended September 30, 2024 due to the lower DPNCheck sales.

Cash Flows

	Nine months ended September 30,
	2024	2023	Change

Net cash provided by (used in):
Operating activities	$(5,238,316)	$(4,634,367)	$(603,949)
Investing activities	2,954,190	1,058,354	1,895,836
Financing activities	1,473,700	701,546	772,154
Net change in cash and cash equivalents	$(810,426)	$(2,874,467)

Operating activities
Cash used in operating activities in the nine months ended September 30, 2024 increased by $604 thousand from the comparable period in 2023. This primarily reflects the increased net loss in the period.

Investing activities

Investing activities in the nine months ended September 30, 2024 reflect $29.0 million in purchases of AFS securities offset by proceeds from maturity of AFS securities of $32.0 million. During the comparable period in 2023, investing activities reflected $22.9 million in purchases of AFS securities offset by proceeds from maturity of AFS and HTM securities of $24.1 million. The differences in investing activities between the two periods are due to variations in duration and maturity of individual securities in the Company’s securities portfolio as well as shifts in portfolio assets to fund operating activities.

Financing activities

Equity sales in the nine months ended September 30, 2024 and 2023 contributed $1.5 million and $701 thousand, respectively. Shares of our common stock were sold to investors pursuant to the Company's at-the-market facility which was terminated during the second quarter of 2024.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

While we are not currently a party to any material legal proceedings, we could become subject to legal proceedings in the ordinary course of business. We are not aware of and do not expect any such potential issues. However, should they occur, we would not expect them to have a significant impact on our financial position.

Item 1A. Risk Factors

Please refer to the complete Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2024, and to Item 1A of the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2024, filed with the SEC on May 15, 2024, for risks and uncertainties facing the Company that may have a material adverse effect on the Company’s business prospects, financial condition and results of operations. As of September 30, 2024, the risk factors of the Company have not changed materially from those disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

 During the third quarter of 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), and none of our directors or executive officers adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

NEUROMETRIX, INC.

November 5, 2024	/s/	SHAI N. GOZANI, M.D., PH. D.
Shai N. Gozani, M.D., Ph. D.
Chairman, President and Chief Executive Officer

November 5, 2024	/s/	THOMAS T. HIGGINS
Thomas T. Higgins
Senior Vice President, Chief Financial Officer and Treasurer