Form 10-K
period 2024-12-31
NeuroMetrix, Inc.
filed 2025-03-31
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐

Non-accelerated filer ☒ Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was $6.9 million based on the closing sale price of the common stock as reported on the Nasdaq Capital Market on June 28, 2024.

As of March 28, 2025, there were 2,059,693 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required by Part III of this Annual Report on Form 10-K will be incorporated from either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

NEUROMETRIX, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

“NEUROMETRIX”, “NC-STAT”, “OptiTherapy”, “ADVANCE”, “SENSUS”, “Quell”, stylized “Q”, “DPNCheck” and “NC-stat DPNCHECK” are the subject of either a trademark registration or application for registration in the United States. Other brands, names and trademarks contained in this Annual Report on Form 10-K are the property of their respective owners.

PART I

The statements contained in this Annual Report on Form 10-K, including under the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), including, without limitation, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future, such as our estimates regarding anticipated operating losses, future revenues and projected expenses, our future liquidity; the proposed Merger (as defined below), our belief that there are unmet needs for the management of chronic pain and in the diagnosis and treatment of diabetic neuropathy; our expectations surrounding Quell and DPNCheck (including in connection with the Fukuda Asset Purchase Agreement (as defined below)); our expected timing and our plans to develop and commercialize our products; our ability to meet our proposed timelines for the commercial availability of our products; our ability to obtain and maintain regulatory approval of our existing products and any future products we may develop; regulatory and legislative developments in the United States and foreign countries; the performance of our third-party manufacturers; our ability to obtain and maintain intellectual property protection for our products; the successful development of our sales and marketing capabilities; the size and growth of the potential markets for our products and our ability to serve those markets; the rate and degree of market acceptance of any future products; our reliance on key scientific management or personnel; the payment and reimbursement methods used by private or government third-party payers; our ability to maintain the listing of shares of our common stock on the Nasdaq Capital Market; and other factors discussed elsewhere in this Annual Report on Form 10-K or any document incorporated by reference herein. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “plan” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section titled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. Unless the context otherwise requires, all references to “we”, “us”, the “Company”, or “NeuroMetrix” in this Annual Report on Form 10-K refer to NeuroMetrix, Inc.

ITEM 1. BUSINESS

Our Business

Overview

NeuroMetrix, Inc., is a Delaware corporation headquartered in Woburn, Massachusetts. The Company is a commercial stage neurotechnology company whose mission is to improve individual and population health through innovative medical devices and technology solutions for pain syndromes and neurological disorders. The Company has created the market for point-of-care nerve testing and introduced sophisticated wearable technology for chronic pain syndrome. The Company’s two leading commercial products treat chronic pain syndromes through wearable neuromodulation technology (Quell®) and assess peripheral neuropathy with point-of-care diagnostic technology (DPNCheck®). The Company holds extensive, proprietary intellectual property on its products.

Recent Developments

In early 2024, the Company initiated a review of its strategic options with the objective of enhancing shareholder value. The review focused on the Company’s commercial activities and structure as well as business combination opportunities. The undertaking contributed to several outcomes:

●	A substantial reduction-in-force was implemented at the end of Q1 2024. Employee headcount was reduced by 50%. This had the effect of reducing operating expenses and shifting personnel costs toward a more variable cost structure.

●	Our legacy ADVANCE business was terminated in Q2 2024. This business had ceased to be a positive contributor of cashflow.

●	The Board of Directors was strengthened in Q2 2024. A new, independent director, Joshua S. Horowitz, was added to the Board. Mr. Horowitz brings valuable experience in financial management, business strategy, investor relations and business combinations.

●	The Company’s at-the-market (ATM) common stock facility pursuant to an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. was terminated.

●	The Company entered into a definitive Agreement and Plan of Merger on December 17, 2024 with electroCore, Inc. (Nasdaq: ECOR) (electroCore) and Nexus Merger Sub Inc. (Merger Sub). electroCore is a commercial stage bioelectronic medicine and general wellness company dedicated to improving health and quality of life through its proprietary vagus nerve stimulation (nVNS) technology platform. It is focused on delivering non-invasive neuromodulation via its nVNS platform technology to deliver better health and treatment of certain medical conditions such as primary headache and to promote general wellness and human performance.

●	Following the signing of the Merger Agreement, the Company entered into an Asset Purchase Agreement on January 16, 2025 with Fukuda Denshi Co., Ltd. (Fukuda) for the sale of the Company’s DPNCheck business in Japan (the Fukuda Asset Purchase Agreement). The Fukuda Asset Purchase Agreement has the potential to deliver approximately $2 million in sales proceeds, comprised of an initial upfront payment of $400,000 to the Company and up to $1.5 million in subsequent milestone payments.

The Proposed Merger

Merger Agreement

On December 17, 2024, the Company entered into the Merger Agreement with electroCore and Merger Sub, a wholly owned subsidiary of electroCore, providing for the merger (the Merger) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of electroCore.

Subject to the terms of the Merger Agreement, if the Merger is completed, each share of common stock of the Company outstanding immediately prior to the effective time of the Merger (the Effective Time), will be cancelled and converted into the right to receive (i) an amount in cash (the Per Share Cash Consideration) equal to a pro rata share of the Company’s balance of Net Cash (as defined in and determined pursuant to the Merger Agreement) at the Effective Time, after deduction of certain pro rata payments that will be due in accordance with the Company’s Amended and Restated Management Retention and Incentive Plan (the MRIP), without interest and (ii) one contingent value right (a CVR), representing the right to receive contingent payments subject to the terms and conditions set forth in the CVR Agreement (as defined below) (the consideration contemplated by (i) and (ii), together, the Merger Consideration).

In addition, at the Effective Time, each share of preferred stock of the Company outstanding immediately prior to the Effective Time will continue to be outstanding after the Effective Time, except that thereafter, such shares of preferred stock will, in accordance with their own terms and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company, no longer be convertible into common stock, but will instead be converted into the right to receive the Merger Consideration payable in respect of the shares of common stock into which such shares of preferred stock would have been convertible.

As of the Effective Time, each award of restricted stock (RSA) with respect to shares of common stock that is then outstanding and unvested will be converted into the right to receive consideration as follows (notwithstanding any vesting conditions, restrictions or risk of forfeiture): each RSA for which the holder thereof made a timely and valid election (a Section 83(b) Election) under Section 83(b) of the Internal Revenue Code of 1986, as amended, will be cancelled and converted into the right to receive the Merger Consideration with respect to each share of common stock subject to such RSA in accordance with the Merger Agreement and the CVR Agreement, and each RSA for which the holder thereof did not make a timely and valid Section 83(b) Election will be cancelled and converted into the right to receive cash consideration and one CVR with respect to each share of common stock subject to such RSA immediately prior to the Effective Time.

At the Effective Time, each option to purchase common stock that is outstanding and unvested immediately prior to the Effective Time (whether time- or performance-based) will fully vest and become exercisable, and (i) each option that is then outstanding and unexercised and which has a per share exercise price that is less than the Per Share Cash Consideration will be cancelled and converted into the right to receive an amount in cash equal to: (a) the excess, if any, of the Per Share Cash Consideration over the exercise price per share of such option, multiplied by the number of shares of common stock underlying such option and (b) one CVR with respect to each share of common stock subject to such option immediately prior to the Effective Time; and (ii) each option that is then outstanding and unexercised and that has an exercise price per share that is equal to or greater than the Per Share Cash Consideration will be cancelled with no consideration payable in respect thereof.

At the Effective Time, each restricted stock unit (RSU) that is then outstanding will automatically be cancelled and converted into the right to receive (i) an amount in cash equal to the product of (A) the number of shares of common stock then underlying such RSU multiplied by (B) the Per Share Cash Consideration, without any interest thereon and (ii) one CVR with respect to each share of common stock subject to such RSU immediately prior to the Effective Time.

Effective as of the Effective Time, subject to the MRIP and subject to the Company’s receipt of an executed general release of claims, each eligible participant in the MRIP (Participant) will have the right to receive (a) an amount in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the aggregate amount of Net Cash, as determined pursuant to the Merger Agreement; and (b) upon the making of any distributions pursuant to the CVR Agreement, such amounts in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the gross proceeds in respect of the applicable distribution period under the CVR Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of certain legal impediments, the approval by the holders of a majority of the outstanding shares of common stock entitled to vote on the Merger, the determination of Net Cash pursuant to the Merger Agreement, the filing by the Company of this Annual Report on Form 10-K, the parties having performed, or complied with, in all material respects its agreements, covenants and other obligations required to be performed or complied with by the Merger Agreement at or prior to the closing date of the Merger, the representations and warranties of the parties being true and correct (subject in certain instances to materiality qualifiers), there having been no material adverse effect on the Company since the signing of the Merger Agreement, and the Company having Net Cash of at least $8,000,000.

The Merger Agreement includes covenants customary for a transaction of this nature, including non-solicitation covenants as well as covenants regarding the operation of the business of the Company and its subsidiaries between signing of the Merger Agreement and the Effective Time.

The Merger Agreement contains certain termination rights for the Company and electroCore. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay electroCore a termination fee of $500,000 or, in certain other specified circumstances, reimburse electroCore for all reasonable out-of-pocket fees and expenses (up to a maximum of $250,000 or $500,000, depending on the circumstances upon which such termination occurs) incurred by electroCore in connection with the Merger Agreement and the transactions contemplated thereby.

On March 21, 2025, the Company held a special meeting of stockholders, where it obtained approval of the Merger Agreement and the transactions contemplated thereunder by the holders of a majority of the outstanding shares of common stock. If the Merger is consummated, our common stock will be delisted from the Nasdaq Capital Market and deregistered under the Exchange Act, and we will cease to be a publicly traded company. The Merger is expected to close early in the second quarter of 2025.

Voting and Support Agreement

In connection with the execution of the Merger Agreement, electroCore entered into a Voting and Support Agreement (the Voting Agreement) with certain of the Company’s stockholders, including all of the Company’s directors and executive officers (collectively, the Stockholders). Pursuant to the Voting Agreement, the Stockholders have agreed, among other things, to (i) vote or cause to be voted all of their shares of common stock in favor of the adoption of the Merger Agreement and (ii) subject to limited exceptions, not to sell or otherwise transfer any of their shares of common stock other than with the consent of electroCore.

Contingent Value Rights Agreement

At the Effective Time, electroCore will enter into a contingent value rights agreement (the CVR Agreement) with a rights agent, pursuant to which the holders of common stock, RSAs, RSUs and, if and when applicable pursuant to the terms of the Merger Agreement, preferred stock and options may become entitled to receive cash payments contingent upon and subject to the receipt by the Company of payments in connection with the sale of our products under the Quell product line or proceeds from one or more agreements providing for disposition of our DPNCheck product line and upon the achievement of certain milestones related thereto.

When issued, each CVR will entitle the holder, over the term of the CVR Agreement, to receive a contingent payment in the form of a distribution calculated as a portion of the proceeds, if any, during the applicable distribution period under the CVR Agreement, subject to certain adjustments and deduction of certain expenses pursuant to the CVR Agreement.

The CVR Agreement has a term commencing on the Effective Date and ending on the earlier of (a) December 31 of the calendar year in which electroCore will have caused to be paid to the holders pursuant to the terms of the CVR Agreement all distributions with respect to all payments (including any contingent payments) contemplated to be made, and (b) December 31 of the calendar year in which the five-year anniversary of the Effective Time shall have occurred (provided that if such five-year anniversary is during the month of December, such date will be extended until March 31 of the immediately subsequent calendar year).

The Company’s Board of Directors has unanimously (i) determined that the Merger Agreement, the CVR Agreement, the Voting Agreement and the transactions contemplated thereby, including the Merger, are fair to and in the best interests of the Company and its stockholders, (ii) approved, adopted and declared advisable the execution, delivery, and performance of the Merger Agreement and the consummation of the transactions contemplated thereby, including the Merger, (iii) directed that the Merger Agreement be submitted to the Company’s stockholders for their adoption, and (iv) recommended that the Company’s stockholders adopt the Merger Agreement.

For additional information related to the Merger, refer to the filings made by the Company with the Securities and Exchange Commission (the SEC), including the definitive proxy statement filed on February 14, 2025. We have prepared this Form 10-K as if we are going to remain an independent company. If the Merger is consummated, many of the forward-looking statements contained in this Form 10-K will no longer be applicable.

Amendment No. 17 to Shareholder Rights Agreement

In connection with the Merger Agreement, on December 17, 2024, the Company entered into Amendment No. 17 (Amendment No. 17) to the Shareholder Rights Agreement with Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), dated as of March 7, 2007 (the Shareholder Rights Agreement). Amendment No. 17 amends the Shareholder Rights Agreement such that, among other things, (i) the signing of the Merger Agreement does not cause electroCore or any of its affiliates to be deemed to be an Acquiring Person (pursuant to and as defined in the Shareholder Rights Agreement) or otherwise deem a triggering event to have occurred that would allow holders to exercise their rights under the Shareholder Rights Agreement and (ii) provides that such rights may not be exercised after the Effective Time.

DPNCheck Sale to Fukuda

Following the signing of the Merger Agreement, on January 16, 2025, the Company entered the Fukuda Asset Purchase Agreement, pursuant to which the Company has agreed to sell its rights, title and interest in the assets related to its DPNCheck product line for use in the Japanese market, including relevant intellectual property rights.

In connection with the Company’s entry into the Fukuda Asset Purchase Agreement, the Company and Fukuda also entered into a Patent Assignment Agreement, dated January 16, 2025, whereby the Company assigned to Fukuda certain intellectual property rights in Japan relating to its DPNCheck product line, as well as an Intellectual Property License Agreement, dated January 16, 2025, whereby the Company granted to Fukuda a limited, non-exclusive, royalty-free license in Japan to certain materials and know-how in connection with the use of the intellectual property purchased pursuant to the Fukuda Asset Purchase Agreement.

Pursuant to the Fukuda Asset Purchase Agreement, Fukuda agreed to pay the Company an initial payment of $400,000 in cash and two milestone payments totaling up to $1.5 million after such closing payable upon the achievement of certain milestones. The Company anticipates the completion of the first milestone and milestone payment by March 31, 2025 and the second milestone and milestone payment during April 2025.

Background of the Company

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

Quell, our wearable neuromodulation technology for chronic pain, has been refined over the past eight years with feedback from over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies, gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics.

In 2021, Quell received Breakthrough Device Designation from the U.S. Food and Drug Administration (FDA) for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell - Fibromyalgia was completed, and a De Novo marketing authorization was obtained from the FDA in 2022. Quell – Fibromyalgia is indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was introduced to the domestic market in late 2022.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic Chemotherapy Induced Peripheral Neuropathy (CIPN). A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the National Cancer Institute (NCI) and the NIH, was completed in 2023. The Company intends to initiate a De Novo regulatory submission for Quell – CIPN and is evaluating the potential timing. A successful De Novo regulatory review by FDA could lead to market introduction of Quell - CIPN approximately nine months to one year following submission. This would be the second product in the Company’s emerging portfolio of Quell-based Rx wearable therapeutics. A similar approach to other disease indications involving chronic pain could include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and Chronic Overlapping Pain Conditions (COPC).

DPNCheck, our testing technology for peripheral neuropathies, has been evaluated in multiple clinical studies and promoted both in the domestic Medicare Advantage (MA) market and also in the Asian markets of Japan and China. MA has historically contributed the majority of DPNCheck revenue and been the driver of product-line growth.

In early 2023, the Centers for Medicare and Medicaid (CMS) adopted significant changes to its MA Hierarchical Condition Categories (HCC) risk adjustment payments and to its MA Risk Adjustment Data Validation (RADV) audit practices. These changes created significant uncertainty in the market among participating healthcare providers and insurers. Subsequently, CMS confirmed that RADV changes would be implemented immediately and applied retroactively, and that changes in HCC payments would be phased in over a three-year period. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy. During 2023 and 2024 we experienced significant reductions in MA sales resulting from CMS reimbursement changes. It is unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business.

Commercial Model

Our products consist of a medical device used in conjunction with a consumable electrode or biosensor. Other accessories and consumables are also available to customers. Our objective is to grow active, installed user bases regularly ordering or subscribing to aftermarket products. Our DPNCheck and Quell products conform to this business model.

Marketed Products

Quell

Quell is a wearable device for symptomatic relief and management of chronic pain indications. It incorporates a collection of proprietary approaches designed to optimize the effectiveness of nerve stimulation. These include high power electrical stimulation hardware with precise control, algorithms that automatically determine therapeutic stimulation intensity and compensate for nerve desensitization, and automated detection of user sleep and appropriate adjustment of stimulation level. Quell is comprised of (1) an electronic device that is placed in a flexible band worn on the upper calf; (2) an electrode that attaches to the device and is the interface between the device and the skin; and (3) a smartphone app to control the device and visualize, understand and optimize data relating to chronic pain and health. The app is integrated with the Quell Health Cloud for storage of user data, data analytics and scientific research. An Apple Watch® app provides many of the functions of the smartphone app with the convenience of a smartwatch. The Quell device is lightweight and can be worn during the day while active, and at night while sleeping. It has been authorized by the FDA for symptomatic relief and management of lower extremity chronic pain and as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. Cumulatively through 2024, over 205,000 Quell devices have been shipped to customers.

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

DPNCheck is a modified version of our previously marketed NC-stat nerve testing device that has the same clinical indications with respect to peripheral neuropathies. While lower in cost than the original device, DPNCheck has the same functionality with respect to sural nerve testing. Over 4 million patient studies have been performed using our NC-stat technology. Our nerve testing technology has been the subject of over 50 peer-reviewed publications, including over 30 studies specifically addressing the accuracy and clinical utility of the DPNCheck device in the assessment of DPN and other peripheral neuropathies. Cumulatively through 2024, over 9,300 DPNCheck devices have been shipped to customers.

The following chart summarizes our previously and currently marketed products.

Product	Time on Market	Technology	Primary Clinical Indications	No. Patients Tested/Treated
Quell	Q2 2015 – present	Transcutaneous Electrical Nerve Stimulation	Symptomatic and management relief of lower extremity chronic pain (OTC) and fibromyalgia (Rx)	> 205,000
SENSUS	Q1 2013 – Q4 2020	Transcutaneous Electrical Nerve Stimulation	Symptomatic relief and management of chronic pain (Rx)	> 11,000
DPNCheck	Q4 2011 – present	Nerve Conduction	Evaluation of peripheral neuropathies	> 2,600,000
ADVANCE	Q2 2008 – present	Nerve Conduction	Evaluation of entrapment and systemic neuropathies	> 1,960,000 (ADVANCE and NC-stat)
NC-stat	Q2 1999 – Q3 2010	Nerve Conduction	Evaluation of entrapment and systemic neuropathies

Customers

DPNCheck customers include managed care organizations, health assessment providers, endocrinologists, podiatrists and primary care physicians in the United States and distributors in Japan and China. Through December 31, 2024, over 9,300 DPNCheck devices have been shipped to customers. Quell customers are primarily located in the United States. Through December 31, 2024, over 205,000 Quell devices have been shipped.

At December 31, 2024, two customers accounted for 66% of accounts receivable and one customer accounted for 14% of revenue.

Sales, Marketing, and Distribution

Our U.S. sales efforts for DPNCheck primarily focus on MA organizations and providers who assume financial responsibility and the associated risks for the health care costs of their patients. We believe that DPNCheck presents an attractive clinical case with detection of peripheral neuropathy allowing for earlier clinical intervention to help mitigate the effects of peripheral neuropathy on both patient quality of life and cost of care. Outside the United States, DPNCheck has been sold in Japan by our distribution partner Fukuda and in China by Omron Medical (Beijing) Ltd. The Company entered the Fukuda Asset Purchase Agreement on January 16, 2025, which, upon full execution, will transfer DPNCheck rights to the Japan market to Fukuda. For additional information about the Fukuda Asset Purchase Agreement, see “DPNCheck Sale to Fukuda” above.

Sales and marketing efforts for DPNCheck are led by our Senior Vice President, Population Health and Value Based Care.

Quell – Fibromyalgia is available in the United States via HealthWarehouse.com, an online pharmacy. An Rx is required for purchase. Quell (OTC) for lower extremity chronic pain is available to customers via our website. Sales and marketing efforts for Quell are led by our National Sales Director, Neuromodulation.

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

A New England regional supplier has been manufacturing devices and providing sub-assemblies to us since 2005. The supplier currently manufactures sub-assemblies for Quell and DPNCheck. A full-service original equipment manufacturer (OEM) based in the central United States and specializing in medical and cosmetic devices, manufactures DPNCheck biosensors and Quell electrodes.

We are registered with the FDA and subject to compliance with FDA quality system regulations. As a registered device manufacturer, we undergo scheduled FDA quality system inspections, are subject to inspections by state agencies and, if deemed necessary by the FDA, additional inspections may occur. We are also ISO registered and undergo annual quality system audits for regulatory compliance by TÜV SÜD. DPNCheck is cleared for marketing within the United States and Canada. DPNCheck is also cleared for marketing in Japan and China. Quell is authorized for marketing in the United States.

Research and Development

Our research and development (R&D) team has over two decades of experience in developing diagnostic and therapeutic devices involving the precision nerve stimulation and measurement of nerve signals for clinical purposes. Our company has extensive experience in neurophysiology, biomedical instrumentation, signal processing, biomedical sensors, and information systems.

Our R&D team works closely with regulatory, marketing and customers to design and support products that are focused on improving clinical outcomes. The team of five engineers (including employees and contractors) includes one member who holds an M.D. Our founder and Chief Executive Officer leads the R&D team and coordinates our clinical program. He holds both an M.D. and a Ph.D.

During 2025, R&D will continue to support customer usage of our lead diagnostic, DPNCheck Gen 2, the latest version of the technology. Our next therapeutic target is Quell - CIPN, which was the subject of a multi-center, double blind, randomized, sham-controlled trial. We are evaluating the filing of an De Novo marketing application with the FDA for moderate to severe neuropathic pain and muscle cramps in patients with CIPN. R&D efforts will encompass participation in drafting the De Novo application, supporting the FDA review process, and developing CIPN-specific product features including a customized mobile app and digital health integration which will be essential to marketing launch.

Clinical Program

Our clinical program operates under the direction of our Chief Executive Officer. This may from time to time be comprised of internal, collaborative, and external clinical studies. Internal clinical studies are designed and implemented directly by us for the purposes of product design and early clinical validation. Collaborative studies are conducted with leading researchers to provide clinical validation and to explore the clinical utility of our products. External studies are entirely independent of us, although in many cases the researchers request unrestricted grants for financial and/or material support, such as providing devices and consumables. External studies may examine the clinical performance and utility of our products or use our products for outcomes measures. We actively seek to publish clinical study results in leading peer-reviewed journals while also encouraging our clinical collaborators and clinical study grant recipients to do the same. In 2025, we expect that our clinical program will be limited to external studies.

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

Nerve stimulation is an established treatment for chronic pain. It is available through implantable spinal cord stimulation; however, this approach requires surgery and has attendant risks. Non-invasive approaches to neurostimulation have achieved limited success in practice due to device limitations, inadequate dosing and low patient adherence. We believe that our Quell – Fibromyalgia wearable technology whose Rx indications make it the only FDA authorized non-pharmaceutical treatment for fibromyalgia, and its personalized features including app control, high power and automation, and digital health integration characteristics place it in a unique neurostimulation category without direct competition. Further, we expect that our initiative to build a portfolio of Quell-based Rx wearable neurotherapeutics will, if successful, significantly reduce direct competition from TENS devices.

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

Patents

As of December 31, 2024, we had 46 issued U.S. patents, 43 issued foreign patents, and 16 patent applications. Our wearable therapeutic products have 28 issued U.S. utility patents, 25 foreign utility patents, 10 issued U.S. design patents plus 11 issued foreign design patents. We also have 15 patent applications related to our wearable therapeutic products 7 U.S. and 8 foreign. For our DPNCheck diagnostic device, 11 utility patents (4 U.S. and 7 foreign) were issued that cover the core technology.

With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. We have additional patents and patent applications directed to other novel inventions that extend patent terms into 2027.

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

A patent infringement suit brought against us may force us or any strategic partners or licensees to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property, unless that party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue to commercialize our products. However, we may not be able to obtain any licenses required under any patents or proprietary rights of third parties on acceptable terms, or at all. Even if we were able to obtain rights to the third party’s intellectual property, these rights may be non-exclusive, thereby giving our competitors access to the same intellectual property. Ultimately, we may be unable to commercialize some of our potential products or may have to cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Trademarks

We hold domestic registrations for the trademarks NEUROMETRIX, Quell, stylized Q, Quell Health Cloud, DPNCheck, NC-stat, ADVANCE, and NC-stat DPNCheck. We use a trademark for Wearable Pain Relief Technology and Therapy Autopilot. We hold certain foreign registrations for the marks NEUROMETRIX, Quell, OptiTherapy, and NC-stat.

Third-Party Reimbursement

Procedures performed with our DPNCheck neurodiagnostic medical device may be paid for by third-party payers, including government health programs, such as Medicare, and private insurance and managed care organizations. The 2024 Physicians Fee Schedule published by the CMS includes CPT 95905 for nerve conduction studies performed with pre-configured electrode arrays such as those used with the DPNCheck device.

We believe that physicians are generally receiving reimbursement under CPT 95905 from Medicare for nerve conduction studies performed for CTS using pre-configured electrode arrays that meet the medical necessity requirements in their local Medicare region but that commercial insurers are generally not providing reimbursement. Reimbursement by third-party payers is an important element of success for medical device companies. We do not foresee a significant near-term improvement in reimbursement for procedures performed with DPNCheck.

In the United States, some insured individuals receive their medical care through managed care programs which monitor and, for payment purposes, often require pre-approval of the services that a member’s provider prescribes. Some managed care programs pay their providers a predetermined annual payment per member which puts the providers at financial risk for the services provided to their members. Our domestic sales efforts for DPNCheck have been focused on the MA program. The MA program is administered by CMS and operated by private managed care organizations or insurers referred to as Medicare Advantage organizations (MAOs). CMS pays these MAOs capitated fees that are adjusted under CMS’s risk adjustment model, which uses health status indicators, or risk scores, to ensure the adequacy of payment. Members with higher risk codes generally require more healthcare resources than those with lower risk codes. In turn, the MAOs fully absorb the risk of patient health care costs. MAOs may share a portion of the risk with provider organizations such as independent practice associations with whom they contract to provide medical services to their members. Proper assessment of each member’s health status and accurate coding helps to assure that MAOs receive capitation fees consistent with the CMS risk adjustment model.

The MA program experienced significant change during 2023 as CMS issued a new rule regarding the MA RADV program that is used to recover improper risk adjustment payments made to MAOs and also issued its 2024 Medicare Advantage Advance Notice, which confirmed substantial changes to the HCC risk adjustment model for calendar year 2024. These changes to RADV and to HCC significantly limited patient screening for various conditions, including for peripheral neuropathy, which had an adverse effect on DPNCheck testing and revenue during 2023 and 2024. We do not expect any further changes during 2025 in the CMS risk adjustment model as it relates to neuropathy.

Our success in selling DPNCheck will depend upon, among other things, our customers receiving, and our potential customers’ expectation that they will receive sufficient reimbursement or patient capitated premium adjustments from third-party payers for procedures or therapies using these products. We expect that Quell will generally not be reimbursed by third-party payers in the near future. See “Risk Factors - If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of DPNCheck, their adoption and our future product sales will be materially adversely affected.”

FDA and Other Governmental Regulation

FDA Regulation

Our products are medical devices that are subject to extensive regulation by the U.S. FDA under the Federal Food, Drug, and Cosmetic Act (FDCA), and the regulations promulgated thereunder, as well as by other regulatory bodies in the United States and abroad. The FDA classifies medical devices into one of three classes based on the risks associated with the medical device and the controls deemed necessary to reasonably ensure the device’s safety and effectiveness. Those three classes are:

●	Class I: The lowest risk products, which require compliance with medical device general controls, including labelling, establishment registration, device product listing, adverse event reporting and, for some products, adherence to good manufacturing practices through the FDA’s quality system regulations.
●	Class II: Comprising moderate-risk devices, which also require compliance with general controls and in some cases, so-called special controls that may include performance standards, particular labelling requirements, or post-market surveillance obligations; typically a Class II device also requires pre-market review and clearance by FDA of a pre-market notification (510(k) application) as well as adherence to the quality system regulations/good manufacturing practices for devices; and
●	Class III: High-risk devices that are often implantable or life-sustaining, which also require compliance with the medical device general controls and quality system regulations, but which generally must be approved by FDA before entering the market, through a more-lengthy pre-market approval (PMA) application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

Before being introduced into the U.S. market, our products must obtain marketing clearance or approval from FDA through the 510(k) pre-market notification process, or the De Novo classification process (summarized below under De Novo Classification Process (the PMA process)), unless they are determined to be Class I devices or to otherwise qualify for an exemption from one of these available forms of pre-market review and authorization by the FDA. To date, our products have all been classified as Class II, moderate-risk medical devices and have been subject to the 510(k) or the De Novo review and clearance process. See “Risk Factors - We are subject to extensive regulation by the FDA which could restrict the sales and marketing of Quell and DPNCheck, as well as other products for which we may seek FDA clearance or approval and could cause us to incur significant costs.”

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

Post-Marketing Compliance Obligations

Regardless of which pre-market pathway a medical device uses to reach the U.S. market, after a device is placed on the market, numerous regulatory requirements continue to apply. These include:

●	the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other good manufacturing practice and quality assurance procedures during all aspects of the manufacturing process (unless a device category is exempt from this requirement by the FDA, such as in the case of many Class I devices);
●	labeling regulations and FDA prohibitions against the promotion of products for uncleared or unapproved uses (known as off-label uses), as well as requirements to provide adequate information on both risks and benefits;
●	medical device reporting regulations, which require that manufacturers report to FDA any event that the company learns of in which a device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
●	correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and device recalls or removals if undertaken to reduce a risk to health by the device or to remedy a violation of the FDA caused by the device that may present a risk to health;
●	post-market surveillance regulations, which apply to Class II or III devices if the FDA has issued a post-market surveillance order and the failure of the device would be reasonably likely to have serious adverse health consequences, the device is expected to have significant use in the pediatric population, the device is intended to be implanted in the human body for more than one year, or the device is intended to be used to support or sustain life and to be used outside a user facility;
●	regular and for-cause inspections by FDA to review a manufacturer’s facility and its compliance with applicable FDA requirements; and
●	the FDA’s recall authority, whereby it can ask, or order, device manufacturers to recall from the market a product that is in violation of applicable laws and regulations.

Regulatory Approvals and Clearances

The ADVANCE System received 510(k) clearance as a Class II medical device in April 2008 for its intended use by physicians to perform nerve conduction studies and needle electromyography procedures. The ADVANCE System is no longer marketed and, where possible, we have transitioned customers to DPNCheck.

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

MDSAP participating international partners include:

●	MDSAP Members

■	Therapeutic Goods Administration of Australia
■	Brazil’s Agência Nacional de Vigilância Sanitária
■	Health Canada
■	Japan’s Ministry of Health, Labour and Welfare, and the Japanese Pharmaceuticals and Medical Devices Agency
■	U.S. Food and Drug Administration

●	MDSAP Official Observers:

■	The World Health Organization (WHO) Prequalification of In Vitro Diagnostics (IVDs) Programme
■	United Kingdom’s Medicines and Healthcare products Regulatory Agency (MHRA)
■	European Union (EU)

●	MDSAP Affiliate Members:

■	Republic of Korea’s Ministry of Food and Drug Safety
■	Argentina’s National Administration of Drugs, Foods, and Medical Devices (ANMAT)
■	Federal Commission for Protection from Sanitary Risks (COFEPRIS) of Mexico
■	Ministry of Health of Israel
■	Singapore’s Health Sciences Authority (HSA)
■	TFDA – Taiwan Food and Drug Administration

Based on its evaluation of the MDSAP Final Pilot Report, the MDSAP Regulatory Authority Council (the international MDSAP governing body) determined that the MDSAP Pilot had satisfactorily demonstrated the viability of the Medical Device Single Audit Program.

In May 2024, we underwent a MDSAP audit by the registrar TÜV SÜD. There was one minor non-conformance noted during the audit, which was satisfactorily resolved. The FDA accepts MDSAP audit reports as a substitute for routine Agency inspections.

Human Capital Resources

As of December 31, 2024, we had 13 full time employees. Of these employees, two were in research and development, five in sales and marketing, three in production/distribution, and three in general and administrative services. One employee holds both an M.D. and a Ph.D. Our employees are not represented by a labor union and are not subject to a collective bargaining agreement. We have never experienced a work stoppage and believe that we have good employee relations.

We recruit employees with the skills and training relevant to functional responsibilities. As a small, innovative company focused on growth, we believe that our future success largely depends on our continued ability to attract and retain highly skilled employees. We assess the likelihood that a particular candidate will contribute to the Company’s overall goals, and beyond their specifically assigned tasks. Depending on the position, our recruitment reach can be national or local. We aim to provide market-based compensation and stretch incentives. We work to retain our employees for many years, as evidenced by the average of over 15 years’ tenure of our workforce. New employees are provided industry-relevant compliance training and are introduced to our Code of Business Conduct and Ethics, with which all employees are required to annually confirm compliance.

Available Information

Access to our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC may be obtained through the Investor Relations section of our website at www.neurometrix.com/investor as soon as reasonably practical after we electronically file or furnish these reports. We do not charge for access to and viewing these reports. Information on our Investor Relations page and on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein by reference. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Also, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Corporate Information

NeuroMetrix was founded in June 1996 by our President and Chief Executive Officer, Shai N. Gozani, M.D., Ph.D. We were originally incorporated in Massachusetts in 1996 and were reincorporated in Delaware in 2001. Our offices and production facilities are located at 4-B Gill Street, Woburn, Massachusetts 01801. Our website is www.neurometrix.com.

ITEM 1A. Risk Factors

You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K and our other public filings before making any investment decisions with respect to our securities. If any of the following risks occurs, our business, prospects, reputation, results of operations, or financial condition could be harmed. In that case, the trading price of our securities could decline, and our stockholders could lose all or part of their investment. This Annual Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below and elsewhere in this Annual Report on Form 10-K

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in this section below, that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in more detail in the risk factors below, alone or in combination with other events or circumstances, may have an adverse effect on our business, prospects, reputation, results of operations, or financial condition. Such risks include, but are not limited to:

●	While the Merger Agreement is in effect, we are subject to certain interim covenants.
●	The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.
●	The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.
●	Litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.
●	We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.
●	Our future capital needs are uncertain. Our operations could be curtailed if we are unable to obtain the required additional funding when needed. The terms of any financings may not be advantageous to us.
●	We hold an investment portfolio of securities that could experience losses.
●	We are focused on growing sales of Quell, our wearable device for chronic pain, and DPNCheck, our test for peripheral neuropathy. We cannot assure you that we will be successful with these products or future product candidates or product enhancements in our development pipeline.
●	Our current and future revenue is dependent upon commercial acceptance of our products in the marketplace. If our products are not accepted by prescribers and customers, our operations will be materially and adversely affected.
●	If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of DPNCheck, their adoption and our future product sales will be materially adversely affected.
●	The clinical study process is lengthy and expensive with uncertain outcomes. Results of earlier studies may not be predictive of future clinical study results, or the safety profile for such products or products under development.
●	We rely on third parties to conduct clinical trials and perform data collection and analysis, which may result in costs and delays that prevent us from successfully commercializing our product candidates.
●	We depend on several single source manufacturers to produce components of our products. Any material adverse changes in our relationships with these manufacturers, or material supply chain delays, could prevent us from delivering products to our customers in a timely manner and may adversely impact our future revenues or costs.
●	If our manufacturers are unable to supply us with an adequate supply of product components, we could lose customers, our potential future growth could be limited and our business could be harmed.
●	The success of our business depends upon our ability to advance our pipeline products to commercialization.
●	Our ability to achieve profitability depends in part on maintaining or increasing our gross margins on product sales which we may not be able to achieve.
●	If we lose any of our officers or key employees, our management and technical expertise could be weakened significantly.

●	If we are unable to recruit, hire and retain skilled and experienced personnel, our ability to manage and expand our business will be harmed, which would impair our future revenues and profitability.
●	Failure to develop or enter into relationships to sell products other than our existing products or enhance our existing products could have an adverse effect on our business prospects.
●	If we are unable to develop new products or enhance existing products, we may be unable to attract or retain customers.
●	We currently compete, and may in the future need to compete, against other medical device and consumer companies with greater resources, more established distribution channels and other competitive advantages, and the success of these competitors may harm our ability to generate revenues.
●	Cybersecurity incidents, security breaches and other disruptions could compromise our information, hinder our ability to perform essential activities and expose us to financial claims and liabilities, which could cause our business and reputation to suffer.
●	If future clinical studies or other articles are published, or physician associations or other organizations announce positions that are unfavorable to our products, our sales efforts and revenues may be negatively affected.
●	If we expand in foreign markets, we will be affected by new business risks that may adversely impact our financial condition or results of operations.
●	We are subject to extensive regulation by the FDA and other federal and state regulators which could restrict the sales and marketing of Quell and DPNCheck, as well as other products for which we may seek FDA clearance or approval and could cause us to incur significant costs.
●	If we or our manufacturers fail to comply with the FDA’s quality system regulation, the manufacturing and distribution of our products could be interrupted, and our product sales and operating results could suffer.
●	We are subject to Federal Trade Commission regulatory oversight. Exercise of this regulatory oversight could lead to an outcome which would constrain our marketing of Quell, cause us to incur significant costs and penalties, and adversely affect our financial results.
●	Our products may be subject to recalls, even after receiving FDA clearance or approval, which would harm our reputation, business and financial results.
●	We are subject to federal and state laws prohibiting “kickbacks” and false or fraudulent claims, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.
●	If we are found to have violated laws protecting the confidentiality of patient health information, we could be subject to civil or criminal penalties, which could increase our liabilities, damage our reputation and harm our business.
●	The use of our products could result in product liability claims that could be expensive, damage our reputation and harm our business.
●	Our products are complex in design, and defects may not be discovered prior to shipment to customers, which could result in warranty obligations or product liability or other claims, reducing our revenues and increasing our costs and liabilities.
●	The patent rights we rely upon to protect the intellectual property underlying our products may not be adequate, which could enable third parties to use our technology and would harm our ability to compete in the market.
●	Other rights and measures we have taken to protect our intellectual property may not be adequate, which would harm our ability to compete in the market.
●

We may need to initiate lawsuits to protect or enforce our patents and other intellectual property rights, which could be expensive and, if we lose, could cause us to lose some of our intellectual property rights, which would harm our ability to compete in the market.

●	Claims that our products infringe on the proprietary rights of others could adversely affect our ability to sell our products and increase our costs.
●	Future sales of securities may cause our stock price to decline as a result of the dilution which will occur to existing stockholders.
●	The trading price of our common stock has been volatile and is likely to be volatile in the future.
●	We have, in the past, failed to satisfy certain continued listing requirements on The Nasdaq Stock Market LLC (Nasdaq) and could fail to satisfy those requirements again in the future which could affect the market price of our common stock and liquidity and reduce our ability to raise capital.
●

Anti-takeover provisions in our organizational documents and Delaware law, and the shareholder rights plan that we adopted in 2007 and updated in 2021, may discourage or prevent a change of control, even if an acquisition would be beneficial to our stockholders, which could affect our stock price adversely and prevent attempts by our stockholders to replace or remove our current management.

●	We do not intend to pay cash dividends.

Risks Related to the Proposed Merger

While the Merger Agreement is in effect, we are subject to certain interim covenants.

The Merger Agreement generally requires us to operate our business in the ordinary course, subject to certain exceptions, including as required by applicable law, pending consummation of the Merger, and subjects us to customary interim operating covenants that restrict us, without electroCore’s approval (such approval not to be unreasonably conditioned, withheld or delayed), from taking certain specified actions until the Merger is completed or the Merger Agreement is terminated in accordance with its terms. These restrictions could prevent us from pursuing certain business opportunities that may arise prior to the consummation of the Merger and may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

The announcement and pendency of the Merger may result in disruptions to our business, and the Merger could divert management’s attention, disrupt our relationships with third parties and employees, and result in negative publicity or legal proceedings, any of which could negatively impact our operating results and ongoing business.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel and other employees while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.

The proposed Merger may cause disruptions to our business or business relationships with our existing and potential suppliers and other business partners, and this could have an adverse impact on our results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes to or alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the proposed Merger has placed an increased burden on management and internal resources, which may have a negative impact on our ongoing business. It also diverts management’s time and attention from the day-to-day operation of our remaining businesses and the execution of our other strategic initiatives. This could adversely affect our financial results. In addition, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the pending Merger is consummated.

Any of the foregoing, individually or in combination, could materially and adversely affect our business, our financial condition and our results of operations and prospects.

The Merger may not be completed within the expected timeframe, or at all, for a variety of reasons, including the possibility that the Merger Agreement is terminated, and the failure to complete the Merger could adversely affect our business, results of operations, financial condition and the market price of our common stock.

There can be no assurance that the Merger will be completed in the expected timeframe or at all. The Merger Agreement contains a number of customary closing conditions that must be satisfied or waived prior to the completion of the Merger, including, among others, the receipt of the required approvals from NeuroMetrix’s stockholders. If any of these closing conditions are not satisfied or waived and the Merger has not been consummated on or before June 15, 2025, it is possible that the Merger Agreement may be terminated. The Merger Agreement also provides both NeuroMetrix and electroCore certain termination rights.

If the Merger is not consummated within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the Merger will be completed. In addition, some costs, expenses and fees related to the Merger must be paid whether or not the Merger is completed, and we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, as well as the direction of management resources towards the Merger, for which we will have received little or no benefit if the closing of the Merger does not occur. We may also experience negative reactions from our stockholders and other investors, employees and other parties with which we maintain business relationships. In addition, if the Merger Agreement is terminated, in specified circumstances, we may be required to pay a termination fee. If the Merger is not consummated, there can be no assurance that any other transaction acceptable to us will be offered or that our business, prospects or results of operations will not be adversely affected.

Litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly traded companies, we (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger or seeking to have the Merger rescinded after its consummation.

One of the conditions to the consummation of the Merger is the absence of any order issued by certain governmental authorities of competent jurisdiction prohibiting the Merger. If any future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed in the immediately above risk factor. In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

Risks Related to Our Business

We have incurred significant operating losses since inception and cannot assure you that we will achieve profitability.

We have incurred recurring losses from operations and negative cash flows from operating activities. At December 31, 2024, we had an accumulated deficit of $218 million. The extent of our future operating income or losses is highly uncertain, and we cannot assure you that we will be able to achieve or maintain profitability.

Our future capital needs are uncertain. Our operations could be curtailed if we are unable to obtain the required additional funding when needed. The terms of any financing may not be advantageous to us.

We held cash, cash equivalents and investment grade securities of $13 million as of December 31, 2024. We believe that these resources, and the cash to be generated from future product sales will be sufficient to meet our projected operating requirements for at least the next twelve months from the day of issuance of the financial statements. However, we may still need to raise additional funds to support our future operating and capital needs.

We expect to incur further losses as we work to grow sales of our products. We continue to face significant challenges and uncertainties and, as a result, our available capital resources may be consumed more rapidly than currently expected due to (a) decreases in sales of our products and the uncertainty of future revenues from new products; (b) the effect of supply chain issues on our ability to obtain parts and materials from our suppliers; (c) changes we may make to the business that affect ongoing operating expenses; (d) changes we may make in our business strategy; (e) regulatory developments and inquiries affecting our existing products; (f) changes in our research and development spending plans; and (g) other items affecting our forecasted level of expenditures and use of cash resources. We may attempt to obtain additional funding through public or private financing, collaborative arrangements with strategic partners, asset divestitures, or through additional credit lines or other debt financing sources to increase the funds available to fund operations. However, we may not be able to secure such financing in a timely manner or on favorable terms, if at all. Furthermore, if we issue equity or debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies, or to grant licenses on terms that are not favorable to us. Without additional funds, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

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

Quell was launched in June 2015 and is a wearable neuromodulation device for the symptomatic relief and management of chronic pain indications. We are leveraging our core Quell technology into a portfolio of Rx wearable neurotherapeutics. Quell - Fibromyalgia, the first product in this emerging portfolio, was launched in late 2022 as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. We are evaluating plans to file a De Novo marketing application with FDA for Quell – CIPN.

DPNCheck was launched in 2011 and is a nerve conduction test for peripheral neuropathies such as DPN. Our sales strategy for DPNCheck has focused primarily on the U.S. MA sector through our own commercial team.

The MA market experienced substantial change during 2023 when CMS issued new rules on the MA RADV program that is used to recover improper risk adjustment payments made to MA plans and also issued its 2024 Medicare Advantage Advance Notice, which confirmed substantial changes to the HCC risk adjustment model limiting HCC codes for many types of peripheral neuropathies. The impact of these factors on 2023 and 2024 DPNCheck revenue was materially adverse. While we continue to support our customers and work to acquire new accounts, we do not expect a near-term recovery from the decline in DPNCheck revenue.

Our future prospects are closely tied to our success with Quell and DPNCheck, which, in turn, depend upon market acceptance and growth in future revenues and margins. We cannot assure you that our commercialization strategy will be successful. If our strategy is not successful, it could materially affect our revenues and results of operations.

Our future success could be adversely affected by a number of factors, including:

●	inability to increase adoption of DPNCheck within the MA market and other market segments in the United States;
●	regulatory inquiries or issues affecting our products;
●	unfavorable changes to current Medicare, Medicare Advantage and commercial payer payment policies;
●	changes to payor policies under the Patient Protection and Affordable Care Act;
●	inability to efficiently create market demand for prescription wearable neurotherapeutics based on Quell technology at profitable pricing and with efficient marketing;
●	manufacturing issues with Quell or DPNCheck;
●	unfavorable experiences by patients and physicians using DPNCheck, Quell and our other products; and,
●	physicians’ or patients’ reluctance to alter their existing practices and adopt the use of our devices.

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

We will continue to incur operating losses until such time as sales of Quell and DPNCheck reach a mature level and we are able to generate sufficient revenue from their sale to meet our operating expenses. There can be no assurance that customers will adopt our technology and products, or that prospective customers will agree to pay for our products. In the event that we are not able to significantly increase the number of customers that purchase our products, or if we are unable to charge the necessary prices, our financial condition and results of operations will be materially and adversely affected.

If health care providers are unable to obtain sufficient reimbursement or other financial incentives from third-party health care payers related to the use of DPNCheck, their adoption and our future product sales will be materially adversely affected.

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

We rely on third-party manufacturers to manufacture components of our Quell and DPNCheck systems. In the event that our manufacturers cease to manufacture sufficient quantities of our products or components in a timely manner and on terms acceptable to us, we would be forced to locate alternate manufacturers. Additionally, if our manufacturers experience a failure in their production process, are unable to obtain sufficient quantities of the components necessary to manufacture our products, experience extraordinary price increases on parts essential to our products or otherwise fail to meet our quality requirements, we may be forced to delay the manufacture and sale of our products or to locate an alternative manufacturer. We may be unable to locate suitable alternative manufacturers for our products or components for which the manufacturing process is relatively specialized, on terms acceptable to us, or at all. While we have long-standing relationships with our primary suppliers for device components, electrodes and biosensors, these suppliers are, in turn, dependent on other manufacturers of electronic parts and components, and are therefore subject to supply and demand risks of the electronic parts and components marketplace, and the potential for parts obsolescence. As a result, there is a risk that certain parts and components could be in short supply at a time when required by us or they could be discontinued and no longer available to us.

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

A number of factors may adversely impact our gross margins on product sales and services, including:

●	shortages of electronic components resulting in higher prices or an inability to supply key parts;
●	low production volume which will result in high levels of overhead cost per unit of production;
●	increased material or labor costs;
●	increased service or warranty costs or the failure to reduce service or warranty costs;
●	increased price competition;
●	variation in the margins across products in a particular period; and
●	how well we execute on our strategic and operating plans.

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

We are a small company with 13 employees as of December 31, 2024, and our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining our future performance. We may not be able to meet our future hiring needs or retain existing personnel, particularly given the challenges faced by our business. We will face challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel would materially harm our ability to compete effectively and grow our business.

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

Our success depends on the successful development, regulatory clearance or approval (if required), introduction and commercialization of new generations of products, treatment systems, and enhancements to and/or simplification of existing products. Quell and DPNCheck must keep pace with, among other things, the products of our competitors. We are making investments in long-term growth initiatives. Such initiatives require capital commitments, involvement of senior management and other investments on our part, which we may be unable to recover. Our timeline for the development of new products or enhancements may not be achieved and price and profitability targets may not prove feasible. Commercialization of new products may prove challenging, and we may be required to invest more time and money than expected to successfully introduce them. Once introduced, new products may adversely impact orders and sales of our existing products, or make them less desirable or even obsolete. Compliance with regulations, competitive alternatives, and shifting market preferences may also impact the successful implementation of new products or enhancements.

Our ability to successfully develop and introduce new products and product enhancements, and the revenues and costs associated with these efforts, may be affected by our ability to:

●	properly identify customer needs;
●	prove feasibility of new products in a timely manner;
●	educate physicians about the use of new products and procedures;
●	comply with internal quality assurance systems and processes timely and efficiently;
●	comply with regulatory requirements relating to our products, and limit the timing and cost of obtaining required regulatory approvals or clearances;
●	accurately predict and control costs associated with inventory overruns caused by phase-in of new products and phase-out of old products;
●	price new products competitively;
●	manufacture and deliver our products in sufficient volumes on time, and accurately predict and control costs associated with manufacture of the products; and
●	meet our product development plan and launch timelines.

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

We currently do, and in the future may need to, compete directly and indirectly with a number of other companies that may have competitive advantages over us. Our diagnostic devices for nerve testing compete with companies that sell traditional nerve conduction study and electromyography equipment including Cadwell Laboratories, Inc. and Natus Medical Incorporated. These companies enjoy significant competitive advantages, including:

●	greater resources for product development, sales and marketing;
●	more established distribution networks;
●	greater name recognition;
●	more established relationships with health care professionals, customers and third-party payers; and
●	additional lines of products and the ability to offer rebates or bundle products to offer discounts or incentives.

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

Foreign markets represented approximately 17% and 20% of our revenues in 2024 and 2023, respectively. Expansion in foreign markets will subject us to the possibility of new business risks, including:

●	failure to fulfill foreign regulatory requirements, if applicable, to market our products;
●	availability of, and changes in, reimbursement within prevailing foreign health care payment systems;
●	adapting to the differing business practices and laws in foreign countries;
●	difficulties in managing foreign relationships and operations, including any relationships that we establish with foreign distributors or sales or marketing agents;
●	limited protection for intellectual property rights in some countries;
●	difficulty in collecting accounts receivable and longer collection periods;
●	costs of enforcing contractual obligations in foreign jurisdictions;
●	recessions in economies outside of the United States;
●	political instability and unexpected changes in diplomatic and trade relationships;
●	currency exchange rate fluctuations; and
●	potentially adverse tax consequences.

If we are successful in expansion in foreign markets, we will be affected by these additional business risks, which may adversely impact our financial condition or results of operations. In addition, expansion into foreign markets imposes additional burdens on our executive and administrative personnel, research and sales departments, and general managerial resources. Any efforts to introduce our products into foreign markets may not be successful, in which case we may have expended significant resources without realizing the expected benefit.

Risks Related to Government Regulation and Other Legal Compliance Matters

We are subject to extensive regulation by the FDA and other federal and state regulators which could restrict the sales and marketing of Quell and DPNCheck, as well as other products for which we may seek FDA clearance or approval and could cause us to incur significant costs.

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

We also are subject to numerous post-marketing regulatory requirements, including the FDA’s (i) quality system regulations, which relate to the design, manufacture, packaging, labeling, storage, installation and servicing of our products; (ii) labeling regulations, medical device reporting regulations; and (iii) correction and removal reporting regulations. Third-party pharmacies, including online pharmacies, and other distributors of our products may also be subject to federal, state and local licensing, accreditation and other regulatory requirements. Our failure or the failure by any manufacturer, pharmacy or distributor of our products to comply with applicable regulatory requirements could result in enforcement action by the FDA or other regulators or it could result in delays in the distribution of our products. FDA enforcement actions relating to post-marketing regulatory requirements or other issues may include any of the following:

●	warning letters, untitled letters, fines, injunctions, product seizures, consent decrees and civil penalties;
●	requiring repair, replacement, refunds, customer notifications or recall of our products;
●	imposing operating restrictions, suspension or shutdown of production;
●	refusing our requests for 510(k) clearance or PMA approval of new products, new intended uses, or modifications to existing products;
●	requesting voluntary rescission of 510(k) clearances or withdrawing PMA approvals that have already been granted; and
●	criminal prosecution.

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

If our products contain defects that cannot be repaired quickly, easily and inexpensively, we may experience:

●	loss of customer orders and delay in order fulfillment;
●	damage to our brand reputation;
●	increased cost of our warranty program due to product repair or replacement;
●	inability to attract new customers;
●	diversion of resources from our manufacturing and research and development departments into our service department; and
●	legal action.

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

Our success will depend in part on our ability to develop or acquire commercially valuable patent rights and to protect these rights adequately. The risks and uncertainties that we face with respect to our patents and other related rights include the following:

●	the pending patent applications we have filed or to which we have exclusive rights may not result in issued patents or may take longer than we expect to result in issued patents;
●	the claims of any patents that are issued may not provide meaningful protection;
●	we may not be able to develop additional proprietary technologies that are patentable;
●	other parties may challenge patents, patent claims or patent applications licensed or issued to us; and
●	other companies may design around technologies we have patented, licensed or developed.

Our issued and filed patents for our wearable therapeutic products are recent. With regard to our legacy neurodiagnostic products, our issued design patents began to expire in 2015, and our issued utility patents began to expire in 2017. In particular, seven of our issued U.S. utility patents covering various aspects of the legacy neurodiagnostic business expired on the same day in 2017. Although the patent protection for material aspects of these products covered by the claims of the patents were lost at that time, we have additional patents and patent applications directed to other novel inventions that have patent terms extending into 2027 and beyond

In addition, the laws of other countries may not protect our patent rights to the same extent as the laws of the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Many companies have encountered significant difficulties in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, including certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to medical devices, which could make it difficult for us to stop the infringement of our patent rights or the marketing of competing products in violation of our intellectual property and proprietary rights generally. For this or other reasons, we may not pursue or obtain patent protection in all major markets or may not obtain protection that enables us to prevent the entry of third parties onto the market.

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

In addition to patents, we rely on a combination of trade secrets, copyright and trademark laws, confidentiality, nondisclosure and assignment of invention agreements and other contractual provisions and technical measures to protect our intellectual property rights. We rely on trade secrets to protect the technology and algorithms we use in our customer data processing and warehousing information system. While we currently require employees, consultants and other third parties to enter into confidentiality, non-disclosure or assignment of invention agreements or a combination thereof where appropriate, any of the following could still occur:

●	the agreements may be breached or not enforced in a particular jurisdiction;
●	we may have inadequate remedies for any breach;
●	trade secrets and other proprietary information could be disclosed to our competitors; or
●	others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technologies.

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

We rely on patents to protect a portion of our intellectual property and our competitive position. Patent law relating to the scope of claims in the technology fields in which we operate is still evolving and, consequently, patent positions in the medical device industry are generally uncertain. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. Litigation may be necessary to:

●	assert claims of infringement;
●	enforce our patents;
●	protect our trade secrets or know-how; or
●	determine the enforceability, scope and validity of the proprietary rights of others.

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

The trading price of our common stock has been highly volatile. For the two-year period ended December 31, 2024, our stock price has fluctuated from a low of $2.66 to a high of $17.44. The market price for our common stock will be affected by a number of factors, including:

●	the denial or delay of regulatory clearances or approvals for our products under development or receipt of regulatory approval of competing products;
●	our ability to accomplish clinical, regulatory and other product development and commercialization milestones and to do so in accordance with our timing estimates;
●	changes in policies affecting third-party coverage and reimbursement in the United States and other countries;
●	changes in government regulations and standards affecting the medical device industry and our products;
●	ability of our products to achieve market success;
●	the performance of third-party contract manufacturers and component suppliers;
●	actual or anticipated variations in our results of operations or those of our competitors;
●	announcements of new products, technological innovations or product advancements by us or our competitors;
●	developments with respect to patents and other intellectual property rights;
●	sales of common stock or other securities by us or our stockholders in the future;
●	additions or departures of key scientific or management personnel;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	trading volume of our common stock;
●	regulatory inquiries or developments affecting our products;
●	changes in earnings estimates or recommendations by securities analysts, failure to obtain or maintain analyst coverage of our common stock or our failure to achieve analyst earnings estimates;
●	public statements by analysts or clinicians regarding their perceptions of our clinical results or the effectiveness of our products;
●	decreases in market valuations of medical device companies; and
●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

Our certificate of incorporation and bylaws contain provisions that could delay or prevent a change of control of our Company or changes in our Board of Directors that our stockholders might consider favorable. Some of these provisions:

●	authorize the issuance of preferred stock which can be created and issued by the Board of Directors without prior stockholder approval, with rights senior to those of our common stock;
●	provide for a classified Board of Directors, with each director serving a staggered three-year term;
●	prohibit our stockholders from filling board vacancies, calling special stockholder meetings, or taking action by written consent;
●	provide for the removal of a director only with cause and by the affirmative vote of the holders of 75% or more of the shares then entitled to vote at an election of our directors; and
●	require advance written notice of stockholder proposals and director nominations.

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

We have adopted various tools and methodologies to manage cybersecurity risk that perform testing and scrutiny on a regular cadence. We have also adopted a process of monitoring and evaluating our cybersecurity posture and performance on an ongoing basis through scheduled vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.

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

ITEM 2. PROPERTIES

Our headquarters, engineering activities, and manufacturing and fulfillment activities are located in an approximately 10,000 square foot leased facility in Woburn, Massachusetts. This facility is adequate for our needs during the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not party to or aware of any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “NURO”.

Stockholders

On March 28, 2025, there were approximately 40 stockholders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name. On March 28, 2025, the last reported sale price per share of our common stock on the Nasdaq Capital Market was $4.43.

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

Our Business

NeuroMetrix is a commercial stage neurotechnology company based in Woburn, MA whose mission is to improve individual and population health through innovative medical devices and technology solutions for pain syndromes and neurological disorders. The Company has created the market for point-of-care nerve testing and introduced sophisticated wearable technology for chronic pain syndrome. The Company’s two leading commercial products treat chronic pain syndromes through wearable neuromodulation technology (Quell®) and assess peripheral neuropathy with point-of-care diagnostic technology (DPNCheck®). The Company holds extensive, proprietary intellectual property on its products.

Recent Developments

In early 2024, the Company initiated a review of its strategic options with the objective of enhancing shareholder value. The review focused on the Company’s commercial activities and structure as well as business combination opportunities. The undertaking contributed to several outcomes:

●	A substantial reduction-in-force was implemented at the end of Q1 2024. Employee headcount was reduced by 50%. This had the effect of reducing operating expenses and shifting personnel costs toward a more variable cost structure.

●	Our legacy ADVANCE business was terminated in Q2 2024. This business had ceased to be a positive contributor of cash flow.

●	The Board of Directors was strengthened in Q2 2024. A new, independent director, Joshua S. Horowitz, was added to the Board. Mr. Horowitz brings valuable experience in financial management, business strategy, investor relations and business combinations.

●	The Company’s ATM common stock facility pursuant to an At Market Issuance Sales Agreement with Ladenburg Thalmann & Co. Inc. was terminated.

●	The Company entered into the Merger Agreement on December 17, 2024 with electroCore and Merger Sub. electroCore is a commercial stage bioelectronic medicine and general wellness company dedicated to improving health and quality of life through its nVNS technology platform. It is focused on delivering non-invasive neuromodulation via its nVNS platform technology to deliver better health and treatment of certain medical conditions such as primary headache and to promote general wellness and human performance.

●	Following the signing of the Merger Agreement, the Company entered into the Fukuda Asset Purchase Agreement on January 16, 2025 with Fukuda for the sale of the Company’s DPNCheck business in Japan. The Fukuda Asset Purchase Agreement has the potential to deliver approximately $2 million in sales proceeds, comprised of an initial upfront payment of $400,000 to the Company and up to $1.5 million in subsequent milestone payments.

Proposed Merger

Merger Agreement

On December 17, 2024, the Company entered into the Merger Agreement with electroCore and Merger Sub, a wholly owned subsidiary of electroCore, providing for Merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of electroCore.

Subject to the terms of the Merger Agreement, if the Merger is completed, each share of common stock of the Company outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive (i) Per Share Cash Consideration equal to a pro rata share of the Company’s balance of Net Cash at the Effective Time, after deduction of certain pro rata payments that will be due in accordance with the MRIP, without interest and (ii) one CVR, representing the right to receive contingent payments subject to the terms and conditions set forth in the CVR Agreement (the consideration contemplated by (i) and (ii), together, the Merger Consideration).

In addition, at the Effective Time, each share of preferred stock of the Company outstanding immediately prior to the Effective Time will continue to be outstanding after the Effective Time, except that thereafter, such shares of preferred stock will, in accordance with their own terms and the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock of the Company, no longer be convertible into common stock, but will instead be converted into the right to receive the Merger Consideration payable in respect of the shares of common stock into which such shares of preferred stock would have been convertible.

As of the Effective Time, each RSA with respect to shares of common stock that is then outstanding and unvested will be converted into the right to receive consideration as follows (notwithstanding any vesting conditions, restrictions or risk of forfeiture): each RSA for which the holder thereof made a Section 83(b) Election will be cancelled and converted into the right to receive the Merger Consideration with respect to each share of common stock subject to such RSA in accordance with the Merger Agreement and the CVR Agreement, and each RSA for which the holder thereof did not make a timely and valid Section 83(b) Election will be cancelled and converted into the right to receive cash consideration and one CVR with respect to each share of common stock subject to such RSA immediately prior to the Effective Time.

At the Effective Time, each option to purchase common stock that is outstanding and unvested immediately prior to the Effective Time (whether time- or performance-based) will fully vest and become exercisable, and (i) each option that is then outstanding and unexercised and which has a per share exercise price that is less than the Per Share Cash Consideration will be cancelled and converted into the right to receive an amount in cash equal to: (a) the excess, if any, of the Per Share Cash Consideration over the exercise price per share of such option, multiplied by the number of shares of common stock underlying such option and (b) one CVR with respect to each share of common stock subject to such option immediately prior to the Effective Time; and (ii) each option that is then outstanding and unexercised and that has an exercise price per share that is equal to or greater than the Per Share Cash Consideration will be cancelled with no consideration payable in respect thereof.

At the Effective Time, each RSU that is then outstanding will automatically be cancelled and converted into the right to receive (i) an amount in cash equal to the product of (A) the number of shares of common stock then underlying such RSU multiplied by (B) the Per Share Cash Consideration, without any interest thereon and (ii) one CVR with respect to each share of common stock subject to such RSU immediately prior to the Effective Time.

Effective as of the Effective Time, subject to the MRIP and subject to the Company’s receipt of an executed general release of claims, each eligible Participant will have the right to receive (a) an amount in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the aggregate amount of Net Cash, as determined pursuant to the Merger Agreement; and (b) upon the making of any distributions pursuant to the CVR Agreement, such amounts in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the gross proceeds in respect of the applicable distribution period under the CVR Agreement.

Consummation of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, without limitation, the absence of certain legal impediments, the approval by the holders of a majority of the outstanding shares of common stock entitled to vote on the Merger, the determination of Net Cash pursuant to the Merger Agreement, the filing by the Company of this Annual Report on Form 10-K, the parties having performed, or complied with, in all material respects its agreements, covenants and other obligations required to be performed or complied with by the Merger Agreement at or prior to the closing date of the Merger, the representations and warranties of the parties being true and correct (subject in certain instances to materiality qualifiers), there having been no material adverse effect on the Company since the signing of the Merger Agreement, and the Company having Net Cash of at least $8,000,000.

The Merger Agreement includes covenants customary for a transaction of this nature, including non-solicitation covenants as well as covenants regarding the operation of the business of the Company and its subsidiaries between signing of the Merger Agreement and the Effective Time.

The Merger Agreement contains certain termination rights for the Company and electroCore. Upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay electroCore a termination fee of $500,000 or, in certain other specified circumstances, reimburse electroCore for all reasonable out-of-pocket fees and expenses (up to a maximum of $250,000 or $500,000, depending on the circumstances upon which such termination occurs) incurred by electroCore in connection with the Merger Agreement and the transactions contemplated thereby.

On March 21, 2025, the Company held a special meeting of stockholders, where it obtained approval of the Merger Agreement and the transactions contemplated thereunder by the holders of a majority of the outstanding shares of common stock. If the Merger is consummated, our common stock will be delisted from the Nasdaq Capital Market and deregistered under the Exchange Act, and we will cease to be a publicly traded company. The Merger is expected to close early in the second quarter of 2025.

Contingent Value Rights Agreement

At the Effective Time, electroCore will enter into the CVR Agreement with a rights agent, pursuant to which the holders of common stock, RSAs, RSUs and, if and when applicable pursuant to the terms of the Merger Agreement, preferred stock and options may become entitled to receive cash payments contingent upon and subject to the receipt by the Company of payments in connection with the sale of our products under the Quell product line or proceeds from one or more agreements providing for disposition of our DPNCheck product line and upon the achievement of certain milestones related thereto.

When issued, each CVR will entitle the holder, over the term of the CVR Agreement, to receive a contingent payment in the form of a distribution calculated as a portion of the proceeds, if any, during the applicable distribution period under the CVR Agreement, subject to certain adjustments and deduction of certain expenses pursuant to the CVR Agreement.

The CVR Agreement has a term commencing on the Effective Date and ending on the earlier of (a) December 31 of the calendar year in which electroCore will have caused to be paid to the holders pursuant to the terms of the CVR Agreement all distributions with respect to all payments (including any contingent payments) contemplated to be made, and (b) December 31 of the calendar year in which the five-year anniversary of the Effective Time shall have occurred (provided that if such five-year anniversary is during the month of December, such date will be extended until March 31 of the immediately subsequent calendar year).

DPNCheck Sale to Fukuda

Following the signing of the Merger Agreement, on January 16, 2025, the Company entered the Fukuda Asset Purchase Agreement, pursuant to which the Company has agreed to sell its rights, title and interest in the assets related to its DPNCheck product line for use in the Japanese market, including relevant intellectual property rights.

In connection with the Company’s entry into the Fukuda Asset Purchase Agreement, the Company and Fukuda also entered into a Patent Assignment Agreement, dated January 16, 2025, whereby the Company assigned to Fukuda certain intellectual property rights in Japan relating to its DPNCheck product line, as well as an Intellectual Property License Agreement, dated January 16, 2025, whereby the Company granted to Fukuda a limited, non-exclusive, royalty-free license in Japan to certain materials and know-how in connection with the use of the intellectual property purchased pursuant to the Fukuda Asset Purchase Agreement.

Pursuant to the Fukuda Asset Purchase Agreement, Fukuda agreed to pay the Company an initial payment of $400,000 in cash and two milestone payments totaling up to $1.5 million after such closing payable upon the achievement of certain milestones. The Company anticipates the completion of the first milestone and milestone payment by March 31, 2025 and the second milestone and milestone payment by April 2025.

Background of the Company

Early detection of peripheral neuropathies, such as DPN, is important because there are no treatment options once the nerves have degenerated. Currently available diagnostic methods for peripheral neuropathies range from a simple monofilament test for lack of sensory perception in the feet to a nerve conduction study performed by a specialist. Our DPNCheck nerve conduction technology provides a rapid, low cost, quantitative test for peripheral neuropathies, including DPN. It addresses an important medical need and is particularly effective in screening large populations. DPNCheck has been validated in multiple clinical studies

In early 2023, CMS adopted significant changes to its MA HCC risk adjustment payments and to its MA RADV audit practices. These changes created significant uncertainty in the market among participating healthcare providers and insurers. Subsequently, CMS confirmed that RADV changes would be implemented immediately and applied retroactively, and that changes in HCC payments would be phased in over a three-year period. The changes to HCC risk factor coding significantly reduced CMS payments for population screening for various conditions, including for neuropathy. During 2023 and 2024 we experienced significant reductions in MA sales as a result of these CMS reimbursement changes. It is unlikely that there will be a near-term recovery from the decline in revenue of the DPNCheck MA business.

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

Quell is our wearable neuromodulation technology for chronic pain. It has been refined over the past eight years with feedback from over 200,000 chronic pain patients and is protected by over 20 U.S. utility patents. Patients control and personalize the technology with a mobile phone app, and their utilization of the devices and certain clinical metrics may be tracked in the Quell Health Cloud. The degree of technological sophistication, combined with our extensive consumer experience and the compelling results of clinical studies, gives us the opportunity to leverage this technology base into a portfolio of Quell-based prescription (Rx) wearable neurotherapeutics.

In 2021, Quell received Breakthrough Device Designation from the FDA for a fibromyalgia indication. A pivotal double-blind, randomized, sham-controlled clinical study of Quell - Fibromyalgia was completed, and a De Novo marketing authorization was obtained from the FDA in 2022. Quell – Fibromyalgia is indicated for use as an aid for reducing the symptoms of fibromyalgia in adults with high pain sensitivity. This Rx product was launched into the domestic market in late 2022.

Quell also received FDA Breakthrough Device Designation in early 2022 for the treatment of chronic CIPN. A CIPN double-blind, randomized, sham-controlled clinical study employing Quell, funded by the NCI and the NIH, was completed in 2023. The Company intends to initiate a De Novo regulatory submission for Quell – CIPN and is evaluating the potential timing. A successful De Novo regulatory review by FDA could lead to market introduction of Quell - CIPN approximately nine months to one year following submission. This would be the second product in the Company’s emerging portfolio of Quell-based Rx wearable therapeutics. A similar approach to other disease indications involving chronic pain could include Fibromyalgia-like Long COVID, Chronic Low Back Pain, and COPC.

Results of Operations

Comparison of Years Ended December 31, 2024 and December 31, 2023

	Fiscal Year		Increase (Decrease)
	2024	2023	Amount	Percent

Revenues	$3,032,837	$5,901,425	$(2,868,588)	(48.6)%
Gross profit	$1,679,667	$3,947,413	$(2,267,746)	(57.4)%
–% of revenues	55.4%	66.9%
Operating expenses	$10,461,704	$11,098,934	$(637,230)	(5.7)%
Other income	$975,982	$622,034	$353,948	56.9%
Net loss	$(7,806,055)	$(6,529,487)	$(1,276,568)	19.6%
Net loss per share of common stock	$(3.96)	$(6.27)	$2.31	(36.8)%

Revenues

Revenues for 2024 decreased by $2.9 million, or 48.6%, from 2023. DPNCheck contributed the majority of revenues in both years. It posted a revenue drop of 55.0% in 2024 following a revenue drop of 25.2% in 2023. The reductions in DPNCheck revenue were primarily attributable to adverse CMS reimbursement changes in the Medicare Advantage market which were introduced in 2023. This caused many healthcare providers to reduce patient screening for various conditions, including for peripheral neuropathy. Also, sales of accessories for the legacy ADVANCE business were terminated in mid-2024 due to erosion of sales activity and cash flow. This was partially offset by Quell revenues which increased 21.1% from 2023 and constituted 23.5% of revenue in 2024.

Gross Profit

Gross profit for 2024 decreased by $2.3 million or 57.4% from 2023 primarily due to the drop in DPNCheck sales and the termination of ADVANCE sales. The gross margin rate contracted by 11.5 percentage points to 55.4% reflecting decreased production efficiency, higher unabsorbed costs relative to production volume and unfavorable revenue mix from the decline in DPNCheck sales.

Operating Expenses

Operating expenses declined in 2024 by $0.6 million or 5.7% from 2023. The decrease reflected actions taken by the Company to reduce operating expenses and conserve cash due to the impact of changes in CMS reimbursement, partially offset by costs associated with the Company’s evaluation of strategic alternatives.

Research and development spending in 2024 of $1.8 million decreased by 35.5% or $1.0 million from 2023, with reduced engineering staff and a shift to variable cost contractor outsourcing support. Sales and marketing spending of $2.3 million in 2024 decreased by $1.0 million or 30.5% from 2023 due primarily to a reduction in personnel for DPNCheck and Quell promotion. General and administrative costs of $6.3 million increased by $1.4 million or 27.8% from 2023, primarily reflecting outside professional services for legal, banking and financial support during the strategic process which led to the proposed Merger described above under “—Proposed Merger”. Personnel costs (including equity compensation) declined by $372 thousand or 18.2% and professional services costs increased by $1.6 million or 236.4%.

Other Income

Other income increased by $354 thousand or 56.9% from 2023, reflecting the offsetting effects of the timing of investment maturity in the Company’s securities portfolio and the $4.6 million contraction of the portfolio to support operating costs.

Net loss

Net loss in 2024 was $7.8 million or $3.96 per share of common stock versus a net loss in 2023 of $6.5 million or $6.27 per share of common stock. Shares of common stock outstanding were 2,051,028 at December 31, 2024 versus 1,524,939 at December 31, 2023.

Liquidity and Capital Resources

The following table contains certain key performance indicators we believe depict our liquidity and cash flow position:

	Years Ended December 31,
	2024	2023

Cash, cash equivalents and marketable securities	$13,095,034	$17,997,151
Working capital	$14,001,035	$19,613,803
Current ratio	14.8	16.8
Net debt position	$(12,082,558)	$(16,664,027)
Days sales outstanding	42.2	35.6
Inventory turnover	0.9	1.2

Our primary sources of liquidity are cash, cash equivalents and marketable securities, collections on sales of our products, and net proceeds from equity sales. We believe that our resources are sufficient to fund our cash requirements over at least the next twelve months from the date of issuance of the financial statements.

As of December 31, 2024, we had $13.1 million in cash, cash equivalents and marketable securities, working capital of $14 million, and a current ratio of 14.8. We had no term debt or borrowings at the end of 2024 and 2023, which contributed to a negative net debt position at each year end. (Net debt position is defined as short-term and long-term financial obligations, less cash, cash equivalents and marketable securities.) These measures indicate adequate liquidity and capitalization of the company.

Days sales outstanding (DSO) reflect our customer payment terms which vary from payment on order to 60 days from shipment date. The increase in DSO in 2024 in comparison to 2023 reflects a greater weighting during 2024 of DPNCheck sales with terms of 30 to 60 days. Inventory turnover rate declined during 2024 due to reduced sales volume.

Cash Flows

	Years Ended December 31,
	2024	2023	Change

Net cash provided by (used in):
–Operating activities	$(7,128,353)	$(6,084,868)	$(1,043,485)
–Investing activities	$5,437,890	$1,156,353	$4,191,537
–Financing activities	$1,476,301	$2,325,441	$(849,140)
Net decrease in cash and cash equivalents	$(304,162)	$(2,603,074)

Operating activities

Operations cash usage in 2024 increased by $1.0 million from 2023. This reflected an increased net loss of $1.3 million in 2024 partially offset by net reductions in non-cash elements of the net loss plus changes in operating assets and liabilities from 2023.

Investing activities

Proceeds from maturities of marketable securities, net of reinvestments were $5.3 million in 2024. Investing activities in 2023 include cash deployment of cash reserves into marketable securities valued at $1.2 million. Fixed asset purchases were $0 in 2024 and $184 thousand in 2023.

Financing activities

During 2024 we raised net proceeds of $1.5 million from the sale of shares of common stock, registered under a shelf registration statement, to investors utilizing our ATM facility and administered by an investment bank. This amount compared with $2.3 million raised under the ATM in 2023. As a result of the Company’s evaluation of strategic options, and in response to shareholder concerns with dilution, we terminated the ATM facility in 2024.

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

Recently Issued or Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our balance sheets, results of operations and cash flows.

ITEM 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-21 of this Annual Report on Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2024 based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under the framework in Internal Control – Integrated Framework (2013) issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. Other Information

On March 28, 2025, we entered into Amendment No. 18 to our Shareholder Rights Agreement (Amendment No. 18) with Equiniti Trust Company, LLC dated as of March 7, 2007, as amended. Amendment No. 18 extends the term of the Shareholder Rights Agreement by an additional year. The foregoing description of Amendment No. 18 is subject to, and is qualified in its entirety by reference to, the full text of Amendment No. 18, a copy of which is set forth as Exhibit 4.3.19 to this Annual Report on Form 10-K and is incorporated herein by reference.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Information Regarding the Directors and Executive Officers

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	60	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	73	Senior Vice President, Chief Financial Officer and Treasurer
David E. Goodman, M.D.	68	Director
Joshua S. Horowitz	47	Director
Nancy E. Katz	65	Director
David Van Avermaete	73	Director

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

Joshua S. Horowitz has served as a member of our Board of Directors since April 2024. Mr. Horowitz is a professional investor with over 23 years of investing experience. Since January 2012, he has served as a portfolio manager and Managing Director at various Palm entities, first with Palm Ventures LLC and currently with Palm Management (US) LLC, where he manages the Palm Global Small Cap Master Fund. He was formerly Director of Research at Berggruen Holdings, a multi-billion dollar family office, and was a research analyst at Crossway Partners LP, a value strategy investment partnership. In addition to his experience in the financial industry, Mr. Horowitz brings extensive public company board experience. Earlier in his career, he served as a director of The Lincoln General Insurance Company, a private company) from October 2011 to November 2015, 1347 Capital Corp (Nasdaq: TFSC) from July 2014 to July 2016, and 1347 Property Insurance Holdings, Inc. (Nasdaq: PIH) from April 2015 to April 2018. He served as both Director, and ultimately, Interim Chairman of the Board of Directors of Birner Dental Management Services, Inc. (OTC: BDMS) from December 2017 until the Company’s sale to Mid Atlantic Dental Partners in January 2019. At the time of his service, Birner was the only publicly traded dental service organization in the country with 67 offices and over 500 employees. Since December 2023, Mr. Horowitz has served as Chairman of the Board of BK Technologies, Inc. (NYSE: BKTI), a leading critical communications company serving public safety professionals and government agencies. In June of 2024, he was named Chairman of the Board of Limbach Holdings (NASDAQ: LMB), a leading mechanical engineering concern where he has served on the Board since April of 2020. He has served as a Director of Barnwell, Inc. (NYSE: BRN), a holding company with diverse investments in oil and gas assets, since February 2023. The Board has concluded that Mr. Horowitz’s should serve as a director because of his executive management experience with Palm Management (US) LLC, his background in investment management, corporate strategy, governance, consensus building, investor communications, and his extensive experience serving on the boards of both private and publicly traded companies.

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

Other information required by this item will be incorporated by reference from the discussion responsive thereto under the captions “Board Matters and Corporate Governance,” “Information Regarding the Directors and Executive Officers,” “Code of Business Conduct and Ethics” and “Delinquent Section 16(a) Reports” in either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 11. Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Directors’ Compensation” and “Compensation of Executive Officers” in either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Certain Relationships and Related Person Transactions” and “Board Matters and Corporate Governance” in either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

ITEM 14. Principal Accounting Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Accounting Fees” in either an amendment to this Annual Report on Form 10-K or a proxy statement to be filed within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

3. Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Agreement and Plan of Merger, dated as of December 17, 2024, by and among electroCore, Inc., Nexus Merger Sub Inc., and NeuroMetrix, Inc.		8-K (Exhibit 2.1)	12/17/2024	001-33351
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Amendment of Restated Certificate of Incorporation of NeuroMetrix, Inc. dated May 11, 2017		8-K (Exhibit 3.1)	5/12/2017	001-33351

3.1.7	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 18, 2019	8-K (Exhibit 3.1)	11/18/2019	001-33351
3.1.8	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 20, 2023	8-K (Exhibit 3.1)	11/20/2023	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013	8-K (Exhibit 3.1)	6/6/2013	001-33351
3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013	8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014	8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014	8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.13	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015	8-K (Exhibit 3.1)	5/29/2015	001-33351
3.1.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015	8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.15	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016	8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.16	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016	8-K (Exhibit 3.1)	12/29/2016	001-33351
3.1.17	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, par value $0.001 per share, dated July 10, 2017	8-K (Exhibit 3.1)	7/11/2017	001-33351

3.2.1	Amended and Restated Bylaws of NeuroMetrix, Inc.	8-K (Exhibit 3.1)	12/10/2021	001-33351
4.1	Description of Securities of the Registrant	10-K (Exhibit 4.1)	1/28/2022	001-33351
4.2	Specimen Certificate for Shares of Common Stock	S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.3.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.3.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.1)	9/14/2009	001-33351
4.3.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/6/2013	001-33351
4.3.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/25/2014	001-33351
4.3.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.3.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.3)	12/30/2015	001-33351
4.3.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016,between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/3/2016	001-33351

4.3.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	12/29/2016	001-33351
4.3.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.3.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	7/11/2017	001-33351
4.3.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.3.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.11)	1/24/2019	001-33351
4.3.13	Amendment No. 12 to Shareholder Rights Agreement, dated January 27, 2020, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.3.13)	1/28/2020	001-33351
4.3.14	Amendment No. 13 to Shareholder Rights Agreement, dated January 25, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.3.14)	1/29/2021	001-33351

4.3.15	Amendment No. 14 to Shareholder Rights Agreement, dated July 20, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		10-Q (Exhibit 4.1)	7/22/2021	001-33351
4.3.16	Amendment No. 15 to Shareholder Rights Agreement, dated March 6, 2023, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent		8-K (Exhibit 4.1)	3/10/2023	001-33351
4.3.17	Amendment No. 16 to Shareholder Rights Agreement, dated February 20, 2024, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		8-K/A (Exhibit 4.1)	2/27/2024	001-33351
4.3.18	Amendment No. 17 to Shareholder Rights Agreement, dated December 17, 2024, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		8-K (Exhibit 4.1)	12/17/2024	001-33351
4.3.19	Amendment No. 18 to Shareholder Rights Agreement, dated March 28, 2025, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent	X
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Extension #1, dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	7/19/2018	011-33351
Credit Facilities, Loan and Equity Agreements
10.5.3	Promissory Note with Comerica Bank dated April 27, 2020		8-K (Exhibit 10.1)	4/30/2020	001-33351
10.5.4	Loan Agreement by and between NeuroMetrix, Inc. and Comerica Bank, dated April 27, 2020		8-K (Exhibit 10.2)	4/30/2020	001-33351
10.5.5	At Market Issuance Sales Agreement by and between NeuroMetrix, Inc. and Ladenburg Thalmann & Co. Inc., dated October 22, 2021		S-3 (Exhibit 1.2)	10/22/2021	333-260438

Equity Compensation Plans
10.6+	Twelfth Amended and Restated 2004 Stock Option and Incentive Plan	14A (Appendix A)	3/16/2021	001-33351
10.7+	2009 Non-Qualified Inducement Stock Plan	S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.8+	Employee Stock Purchase Plan, as amended	S-8 (Exhibit 99.1)	5/19/2022	333-265080
10.9.1+	2022 Equity Incentive Plan	S-8 (Exhibit 99.2)	5/19/2022	333-265080
10.9.2+	Form of Stock Option Agreement under 2022 Equity Incentive Plan	S-8 (Exhibit 99.3)	5/19/2022	333-265080
10.9.3+	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan	S-8 (Exhibit 99.4)	5/19/2022	333-265080
Agreements with Executive Officers and Directors
10.10+	NeuroMetrix, Inc. Form of Indemnification Agreement	8-K (Exhibit 10.1)	4/19/2024	001-33351
10.11.1+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.	S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.11.2+	Employment Agreement dated December 30, 2020, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, as amended	10-K (Exhibit 10.12.2)	1/28/2022	001-33351
10.11.3+	Addendum, dated April 4, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.	8-K (Exhibit 10.1)	4/5/2024	001-33351
10.11.4+	Addendum, dated April 25, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.	10-Q (Exhibit 10.2)	5/15/2024	001-33351
10.12.1+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins	8-K (Exhibit 10.2)	9/15/2009	001-33351
10.12.2+	Employment Agreement, dated December 30, 2020 by and between NeuroMetrix, Inc. and Thomas T. Higgins, as amended	10-K (Exhibit 10.13.2)	1/28/2022	001-33351
10.12.3+	Addendum, dated April 5, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Thomas T. Higgins	8-K (Exhibit 10.2)	4/5/2024	001-33351

10.12.4+	Addendum, dated April 25, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.3)	5/15/2024	001-33351
10.13+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351
10.14+	Amended and Restated Management Retention and Incentive Plan, as modified, dated January 20, 2020		10-K (Exhibit 10.16.2)	1/28/2020	001-33351
10.15+	Amended and Restated Management Retention and Incentive Plan, as modified, dated		8-K (Exhibit 10.2)	12/17/2024	001-33351
Agreements with Respect to Collaborations, Licenses, Research and Development
10.15†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
10.16	Asset Purchase Agreement, dated as of January 16, 2025, by and between NeuroMetrix, Inc. and Fukuda Denshi Co., Ltd.	X
Other
19.1	NeuroMetrix, Inc. Insider Trading Policy	X
23.1	Consent of Baker Tilly US, LLP, an independent registered public accounting firm.	X

31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Compensation Recovery Policy		10-K (Exhibit 97)	3/1/2024	001-33351
101.1	The following materials from NeuroMetrix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) Balance Sheets as of December 31, 2024 and 2023, (ii) Statements of Operations for the years ended December 31, 2024 and 2023, (iii) Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024 and 2023, (iv) Statements of Cash Flows for the years ended December 31, 2024 and 2023, and (v) Notes to Financial Statements.	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

+	Indicates management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

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
Shai N. Gozani, M.D., Ph.D.
Chairman, President and Chief Executive Officer

Date: March 31, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2025 in the capacities indicated below.

Name	Title
/s/ SHAI N. GOZANI, M.D., PH.D.	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Shai N. Gozani, M.D., Ph.D.
/s/ THOMAS T. HIGGINS	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Thomas T. Higgins
/s/ DAVID E. GOODMAN, M.D.	Director
David E. Goodman, M.D.
/s/ JOSHUA S. HOROWITZ	Director
Joshua S. Horowitz
/s/ NANCY E. KATZ	Director
Nancy E. Katz
/s/ DAVID VAN AVERMAETE	Director
David Van Avermaete

INDEX TO FINANCIAL STATEMENTS

NeuroMetrix, Inc.

Years ended December 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NeuroMetrix, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NeuroMetrix, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and schedule (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

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

We have served as the Company’s auditor since 2017.

/s/ Baker Tilly US, LLP

Tewksbury, Massachusetts

March 31, 2025

NeuroMetrix, Inc.

Balance Sheets

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,427,784	$1,731,946
Available-for-sale securities	11,667,250	16,265,205
Accounts receivable, net of allowances of $25,000 at December 31, 2024 and 2023	192,916	518,824
Inventories	1,347,507	1,559,428
Prepaid expenses and other current assets	378,054	779,039
Total current assets	15,013,511	20,854,442
Fixed assets, net	199,419	293,449
Right of use asset	111,197	250,150
Other long-term assets	—	26,400
Total assets	$15,324,127	$21,424,441
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$363,304	$215,509
Accrued expenses and compensation	541,820	876,739
Lease obligation, current portion	107,352	148,391
Total current liabilities	1,012,476	1,240,639
Lease obligation, net of current portion	—	92,485
Total liabilities	1,012,476	1,333,124
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock	—	—
Convertible preferred stock	1	1
Common stock, $0.0001 par value; 25,000,000 authorized at December 31, 2024 and 2023; 2,051,028 and 1,524,939 shares issued and outstanding at December 31, 2024 and 2023, respectively	205	152
Additional paid-in capital	232,165,904	229,960,346
Accumulated other comprehensive income	60,949	240,171
Accumulated deficit	(217,915,408)	(210,109,353)
Total stockholders’ equity	14,311,651	20,091,317
Total liabilities and stockholders’ equity	$15,324,127	$21,424,441

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Operations

	Years Ended December 31,
	2024	2023
Revenues, net	$3,032,837	$5,901,425
Cost of revenues	1,353,170	1,954,012
Gross profit	1,679,667	3,947,413
Operating expenses:
Research and development	1,792,610	2,777,960
Sales and marketing	2,337,644	3,365,265
General and administrative	6,331,450	4,955,709
Total operating expenses	10,461,704	11,098,934
Loss from operations	(8,782,037)	(7,151,521)
Other income:
Interest income	46,825	257,105
Other income	929,157	364,929
Total other income	975,982	622,034
Net loss:	$(7,806,055)	$(6,529,487)
Net loss per share of common stock applicable to common stockholders, basic and diluted	$(3.96)	$(6.27)
Weighted average number of common shares outstanding, basic and diluted	1,969,858	1,041,991

The accompanying notes are an integral part of these financial statements.

F-4

Statements of Comprehensive Loss

	Years Ended December 31,
	2024	2023
Net loss	$(7,806,055)	$(6,529,487)
Other comprehensive income:
Unrealized gain on available-for-sale securities	749,935	605,100
Reclassification of realized gain on available-for-sale securities to other income	(929,157)	(364,929)
Comprehensive loss	$(7,985,277)	$(6,289,316)

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Changes in Stockholders’ Equity

	Series B Convertible Preferred Stock		Common Stock		Additional	Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Comprehensive Income	Accumulated Deficit	Total
Balance at December 31, 2022	200	1	959,460	96	226,935,456	—	(203,579,866)	23,355,687
Stock-based compensation expense	—	—	—	—	699,505	—	—	699,505
Issuance of common stock under at the market offering	—	—	537,094	54	2,305,699	—	—	2,305,753
Issuance of common stock under employee stock purchase plan	—	—	4,902	—	19,688	—	—	19,688
Vesting of restricted stock under equity plan	—	—	17,261	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	—	240,171	—	240,171
Net loss	—	—	—	—	—	—	(6,529,487)	(6,529,487)
Balance at December 31, 2023	200	$1	1,518,717	$152	$229,960,346	$240,171	$(210,109,353)	$20,091,317
Stock-based compensation expense	—	—	—	—	729,310	—	—	729,310
Issuance of common stock under at the market offering	—	—	458,380	46	1,471,053	—	—	1,471,099
Issuance of common stock under employee stock purchase plan	—	—	1,679	—	5,202	—	—	5,202
Vesting of restricted stock under equity plan	—	—	71,390	7	(7)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(179,222)	—	(179,222)
Net loss	—	—	—	—	—	—	(7,806,055)	(7,806,055)
Balance at December 31, 2024	200	$1	2,050,166	$205	$232,165,904	$60,949	$(217,915,408)	$14,311,651

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Statements of Cash Flows

	Years Ended December 31,
	2024	2023
Cash flows for operating activities:
Net loss	$(7,806,055)	$(6,529,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,030	55,712
Amortization of right-of-use assets, operating lease	138,953	120,459
Stock-based compensation	729,310	699,505
Inventory provision charged to cost of revenue	74,209	63,420
Amortization of premiums and discounts on held-to-maturity securities	—	(135,293)
Realized gain on available-for-sale securities	(929,157)	(364,929)
Changes in operating assets and liabilities:
Accounts receivable	325,908	127,947
Inventories	137,712	(7,861)
Prepaid expenses and other current and long-term assets	427,385	(133,537)
Accounts payable	147,795	(152,573)
Operating lease liability	(133,524)	(115,031)
Accrued expenses and compensation	(334,919)	286,800
Net cash used in operating activities	(7,128,353)	(6,084,868)
Cash flows for investing activities:
Purchases of available-for-sale securities	(40,652,110)	(29,755,105)
Proceeds from maturities of available-for-sale securities	46,000,000	14,095,000
Proceeds from maturities of held-to-maturity securities	—	17,000,000
Purchases of fixed assets	—	(183,542)
Net cash provided by investing activities	5,347,890	1,156,353
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,476,301	2,325,441
Net cash provided by financing activities	1,476,301	2,325,441
Net decrease in cash and cash equivalents	(304,162)	(2,603,074)
Cash and cash equivalents, beginning of year	1,731,946	4,335,020
Cash and cash equivalents, end of year	$1,427,784	$1,731,946

The accompanying notes are an integral part of these financial statements.

NeuroMetrix, Inc.

Notes to Financial Statements

1. Description of Business and Basis of Presentation

NeuroMetrix, Inc. (the “Company” or “NeuroMetrix”) develops and commercializes health care products that utilize non-invasive neurostimulation. Revenues are derived from the sale of medical devices and after-market consumable products and accessories. The Company’s products are sold in the United States and select overseas markets. They are cleared by the U.S. Food and Drug Administration (“FDA”) and regulators in foreign jurisdictions where appropriate. The Company has two primary products. DPNCheck® is a point-of-care test for diabetic peripheral neuropathy, which is the most common long-term complication of Type 2 diabetes. Quell is an app-enabled, wearable device for lower extremity chronic pain and for the symptoms of fibromyalgia.

The Company held cash, cash equivalents and investment grade securities totaling $13.1 million on December 31, 2024. The Company believes that its present balance of cash resources and securities coupled with cash inflows from product sales will enable the Company to fund its operations for at least the next twelve months from the date of issuance of the financial statements. Actual cash requirements could differ from management’s projections for many reasons, including changes the Company may make to its business strategy, commercial challenges, regulatory developments, changes to research and development programs, supply chain issues, staffing challenges and other items affecting the Company’s projected uses of cash. The Company’s Financial Statement reflect its status as an independent, NASDAQ listed, Delaware registered company.

In early 2024, the Company initiated a review of its strategic options with the objective of enhancing shareholder value. The review focused on the Company’s commercial activities and structure as well as business combination opportunities. The undertaking contributed to several outcomes, including a substantial reduction in employee headcount to reduce operating expenses, termination of the legacy ADVANCE business, strengthening its Board of Directors, and termination of its ATM common stock facility.

On December 17, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with electroCore, Inc. (“electroCore”) and Nexus Merger Sub Inc, a wholly owned subsidiary of electroCore (“Merger Sub”), providing for the merger (the “Merger”) of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of electroCore.

The Merger is expected to close early in the second quarter of 2025 On March 21, 2025, the Company held a special meeting of stockholders, where it obtained approval of the Merger Agreement and the transactions contemplated thereunder by the holders of a majority of the outstanding shares of common stock. The completion of the Merger remains subject to the satisfaction of other closing conditions. If the Merger is consummated, the Company’s common stock will be delisted from Nasdaq and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and NeuroMetrix will cease to be a publicly traded company (See Note 17 — Proposed Merger).

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

NeuroMetrix, Inc.

Notes to Financial Statements

Securities

The Company invests in highly liquid, marketable debt securities with high credit ratings and typically with maturities of two years or less. Individual securities are designated by the Company as either “held-to-maturity” (“HTM”) or “available-for-sale” (“AFS”) at the point of investment. Securities classified as short-term have maturities of less than one year. As of December 31, 2024, all marketable securities held by the Company are classified as available for sale and had remaining contractual maturities of one year or less.

HTM securities are valued on an amortized cost basis and reviewed to determine if an allowance for credit losses should be recorded in the statements of operations. AFS securities are valued at fair value. Unrealized gains and losses on AFS securities are included as a component of accumulated other comprehensive income in the balance sheets and statements of stockholders’ equity and a component of total comprehensive loss in the statements of comprehensive loss. An AFS security may be considered impaired if its fair value is less than amortized cost. Unrealized losses are evaluated to determine if the impairment is credit-related or non credit-related. Credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings, and a non credit-related impairment is recognized in other comprehensive loss. For certain types of securities, such as U.S. Treasuries, the Company generally expects zero credit losses. No allowance for credit losses was recorded on its securities portfolio for the years ended December 31, 2024 and 2023.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash equivalents, trade receivables, and securities. The Company invests its cash equivalents and securities in highly rated institutions.

At December 31, 2024 and 2023, two customers accounted for 66% and three customers accounted for 74% of accounts receivable, respectively. One customer accounted for 14% of revenues for the year ended December 31, 2024 and two customers accounted for 34% of revenues for the year ended December 31, 2023.

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

Leases

The Company presents the lease obligations on the balance sheet, by recording a right-of-use asset and a lease liability for all leases other than those that, at lease commencement, have a lease term of 12 months or less. On the lease commencement date, the Company measures and records a lease liability equal to the present value of the remaining lease payments, discounted using the rate implicit in the lease or if that cannot be readily determined, the Company’s incremental borrowing rate.

Fair Value

The Company follows the provisions of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”), which defines fair value, establishes a framework for measuring fair value in GAAP and requires certain disclosures about fair value measurements. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

NeuroMetrix, Inc.

Notes to Financial Statements

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

Note 5 presents the Company’s financial assets or liabilities measured at fair value as of December 31, 2024 and 2023. The carrying amounts of the Company’s cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value at December 31, 2024 and 2023 due to their short-term nature.

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

Accounts Receivable

Accounts receivable are recorded in the amount the Company expects to collect, net of the allowance for credit losses. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses based on customer past payment history, product usage activity, and recent communications with the customer. Individual customer balances which are over 90 days past due are reviewed individually for collectability and written-off when recovery is not probable. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses was $25,000 as of December 31, 2024 and December 31, 2023.

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

Product Warranty Costs

Product warranty costs are estimated based on historical experience, product failure rates, repair volume and labor costs. Warranty costs are accrued at the time of sale within cost of revenue and periodically reviewed in the aggregate. The liabilities for product warranty costs of $5,700 and $9,400 at December 31, 2024 and 2023, respectively, are included in accrued expenses and compensation in the accompanying balance sheets.

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

NeuroMetrix, Inc.

Notes to Financial Statements

Net Loss per Share of Common Stock

Basic and dilutive net loss per share of common stock were as follows:

	Years Ended December 31,
	2024	2023
Net loss applicable to common stockholders	$(7,806,055)	$(6,529,487)
Weighted average number of shares of common stock outstanding, basic and dilutive	1,969,858	1,041,991
Net loss per share of common stock applicable to common stockholders, basic and diluted	$(3.96)	$(6.27)

Shares underlying the following securities were excluded from the calculation of diluted net loss per share of common stock because their effect was anti-dilutive for each of the periods presented:

	Years Ended December 31,
	2024	2023
Options	62,898	64,659
Unvested restricted stock awards	862	6,222
Unvested restricted stock units	62,069	60,492
Convertible preferred stock	8	8
Total	125,837	131,381

Advertising and Promotional Costs

Advertising and promotional costs are expensed as incurred. Advertising and promotion expense were $179,422 and $132,806, in 2024 and 2023, respectively.

Accumulated Other Comprehensive Items

As of December 31, 2024, the Company had $(179,222) components of accumulated other comprehensive income (loss) other than net loss in the statement of operations. As of December 31, 2023, the Company had $240,171 components of accumulated other comprehensive income or loss other than net loss.

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

The Company relies on in-house assembly and third-party manufacturers to manufacture the major portion of its current products and product components. The disruption or termination of the supply of these products or a significant increase in the cost of these products from these sources could have an adverse effect on the Company’s business, financial position, and result of operations.

Prior period reclassifications

Certain items in the Statement of Cash Flows from the prior year were reclassified to conform with the current presentation.

NeuroMetrix, Inc.

Notes to Financial Statements

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently adopted and recently issued accounting pronouncements will not have a material impact on our balance sheets, results of operations and cash flows.

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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 amends ASC 280, Segment Reporting (“ASC 280”) to expand segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the Company’s chief operating decision maker (“CODM”), the amount and description of other segment items, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 further permits disclosure of more than one measure of segment profit or loss and extends the full disclosure requirements of ASC 280 to companies with single reportable segments. The Company has a single reportable segment. See footnote 13—Segment reporting below for additional information.

3. Stock-Based Compensation

The Company’s 2022 Equity Incentive Plan (the “Stock Plan”) provides for granting of incentive and nonqualified stock option and stock bonus awards to officers, employees and outside consultants. Outstanding options under the Stock Plan generally vest over four years and terminate 10 years after the grant date, or earlier if the option holder is no longer an executive officer, employee, consultant, advisor or director of the Company. As of December 31, 2024, 279,890 shares of common stock were authorized for issuance under the Stock Plan and 34,288 shares were available for future grant.

The Company’s 2009 Non-Qualified Inducement Stock Plan (the “Inducement Plan”) is intended to encourage employees, including prospective employees, upon whose efforts the Company depends for the successful conduct of its business, to acquire an equity interest in the Company. The Inducement Plan provides for the granting of awards, including non-qualified stock options, restricted stock, and unrestricted stock. As of December 31, 2024, 156 shares of common stock were authorized for issuance and were available for future grant under the Inducement Plan.

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

NeuroMetrix, Inc.

Notes to Financial Statements

The Company’s 2010 Employee Stock Purchase Plan (the “ESPP”), amended and restated in 2021 to increase stock purchase capacity, authorizes an annual increase on the first day of each of the Company’s fiscal years equal to the lesser of (i) 6,250 shares, (ii) 1 percent of the shares of common stock outstanding on the last day of the immediately preceding fiscal year, or (iii) such lesser number of shares as is determined by the Board. All full-time employees and certain part-time employees are eligible to participate in the ESPP. For part-time employees to be eligible, they must have customary employment of more than five months in any calendar year and more than 20 hours per week. Employees who, after exercising their rights to purchase shares under the ESPP, would own shares representing 5% or more of the voting power of the Company’s common stock, are ineligible to participate.

Under the ESPP, participating employees can authorize the Company to withhold up to 10% of their earnings during consecutive six-month payment periods for the purchase of the shares. At the conclusion of each period, participating employees can purchase shares at 85% of the lower of their fair value at the beginning or end of the period. The ESPP is regarded as a compensatory plan. For the years ended December 31, 2024 and 2023, the Company issued 1,679 and 4,902 shares of its common stock, respectively, under the ESPP. As of December 31, 2024, there were 26,660 remaining shares available to be issued under the ESPP.

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

The assumptions that the Company used in the Black-Scholes pricing model in the calculation of stock-based compensation expense to determine the fair value of the stock issued under the ESPP for the years ended December 31, 2024 and 2023 were as follows:

	Years Ended December 31,
	2024	2023
Risk-free interest rate	4.2% - 5.1%	4.8% - 5.4%
Expected dividend yield	—	—
Expected option term	6 months	6 months
Volatility	70.0%	70.0%

There were no new issuances or exercises of stock options in 2024 and 2023.

A summary of option activity for the year ended December 31, 2024 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	64,659	$25.73
Granted	—	—
Exercised	—	—
Forfeited	(1,758)	32.48
Expired	(3)	4,787.20
Outstanding at December 31, 2024	62,898	$25.32	5.8	$—
Vested or expected to vest at December 31, 2024	61,962	$25.34	5.8	$—
Exercisable at December 31, 2024	62,962	$25.34	5.8	$—

NeuroMetrix, Inc.

Notes to Financial Statements

Expected to vest options are determined by applying the estimated forfeiture rate to the total outstanding options. Aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock as of December 31, 2024, as applicable, and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on December 31, 2024.

Total unrecognized stock-based compensation costs related to non-vested stock options was $3,550 which related to 62,898 shares with a per share weighted fair value of $ 25.32 as of December 31, 2024. This unrecognized cost is expected to be recognized over a weighted average period of approximately four months.

During 2024 and 2023, certain employees and directors have been granted restricted stock awards and restricted stock units that are service based. The fair value of the restricted stock awards and units are calculated based on the closing price of common stock on the date of issuance.

During 2024, 91,577 restricted stock units were granted to employees and members of the Board of Directors that vest at different times during the years 2024 through 2026. Included therein were grants to the members of the Board of Directors, 54,920 restricted stock units in May 2024, that cliff vest in one year from issuance and 16,807 restricted stock units to a member of the Board of Directors that vest quarterly at different times during the years 2024 through 2025. In June 2024, 19,850 restricted stock units were issued to a consultant that vested monthly through December 2024. During 2023, 51,210 restricted stock units were granted to employees and members of the Board of Directors that vest at different times during the years 2023 through 2026. Included therein were grants to the members of the Board of Directors, 21,584 restricted stock units in May 2023, that cliff vest in one year from issuance and 29,626 restricted stock units to employees that vest quarterly at different times during the years 2023 through 2026.

A summary of restricted stock activity for the year ended December 31, 2024 is presented below:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2023	6,222	$43.28	60,492	$15.10
Granted	—	$—	91,577	$4.11
Vested	(4,267)	$47.39	(69,755)	$8.28
Forfeited	(1,093)	$34.32	(20,245)	$4.94
Unvested at December 31, 2024	862	$34.32	62,069	$5.49

The Company recorded stock-based compensation expense of $729,310 and $699,505 for 2024 and 2023, respectively.

Total compensation cost related to non-vested awards not yet recognized at December 31, 2024 was $207,431. These unrecognized costs are expected to be recognized over a weighted-average period of 9.5 months.

4. Securities

The Company’s marketable debt securities are classified as either AFS or HTM pursuant to ASC 320 - Investments - Debt Securities. The following table summarizes the valuations and unrealized gains and losses of AFS securities which are recorded at estimated fair value as of December 31, 2024 and 2023.

	December 31, 2024
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$11,606,301	$60,949	$—	$—	$11,667,250
Total	$11,606,301	$60,949	$—	$—	$11,667,250

NeuroMetrix, Inc.

Notes to Financial Statements

	December 31, 2023
		Gross Unrealized
Available-for-sale securities	Cost	Gains	Losses	Credit Losses	Estimated Fair Value
U.S. government bonds	$4,412,935	$5,665	$—	$—	$4,418,600
Commercial paper	11,612,099	234,506	—	—	11,846,605
Total	$16,025,034	$240,171	$—	$—	$16,265,205

The Company evaluates all HTM and AFS securities for impairment at each reporting period. It determined that changes in the fair value of its securities at December 31, 2024 resulted primarily from interest rate fluctuations subsequent to the purchase date of the securities. There was no deterioration in the credit worthiness of the issuers and no credit losses were recorded as of December 31, 2024 and 2023.

5. Fair Value Measurements

The following tables set forth the Company’s financial instruments that were measured at fair value:

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,169,383	$1,169,383	$—	$—
U.S. government bonds	$11,667,250	$11,667,250	$—	$—
Total	$12,836,633	$12,836,633	$—	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds	$1,284,290	$1,284,290	$—	$—
U.S. government bonds	$4,418,600	$4,418,600	$—	$—
Commercial paper	$11,846,605	$—	$11,846,605	$—
Total	$17,549,495	$5,702,890	$11,846,605	$—

The Company’s accounts receivable, accounts payable, and accrued expenses are valued at cost which approximates fair value.

6. Inventories

Inventories consist of the following:

	December 31,
	2024	2023
Purchased components	$1,131,584	$1,151,381
Finished goods	215,923	408,047
	$1,347,507	$1,559,428

The Company recorded a charge of $74,209 in 2024 to write down the value of its discontinued ADVANCE inventory within cost of revenues on the Company’s statements of operations. The Company also recorded a charge of $63,420 to cost of revenues in 2023 to reduce the carrying value of inventory to net realizable value.

NeuroMetrix, Inc.

Notes to Financial Statements

7. Fixed Assets

Fixed assets consist of the following:

	Estimated Useful Life	December 31,
	(Years)	2024	2023
Computer and laboratory equipment	3	$629,970	$629,970
Furniture and equipment	3	33,104	33,104
Production equipment	7	296,180	296,180
Leasehold improvements	*	70,918	70,918
		1,030,172	1,030,172
Less – accumulated depreciation		(830,753)	(736,723)
		$199,419	$293,449

*	Lesser of life of lease or estimated useful life.

Depreciation expense was $94,030 and $55,712 for 2024 and 2023, respectively.

8. Accrued Expenses and Compensation

Accrued expenses and compensation consist of the following:

	December 31,
	2024	2023
Professional services	$339,560	$298,534
Compensation	62,673	346,245
Warranty	5,700	9,400
Clinical	—	39,000
Sales tax	127,897	141,672
Other	5,990	41,888
	$541,820	$876,739

9. Income Taxes

Current income tax expense (benefit) attributable to continuing operations was zero for the years ended December 31, 2024 and 2023.

The Company’s effective income tax rate differs from the statutory federal income tax rate as follows for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
Federal statutory rate	(21.0)%	(21.0)%
State tax provision, net of federal provision	(4.5)	(1.0)
Permanent items	—	0.1
Federal research and development credits	(1.3)	(2.0)
Valuation allowance	26.8	23.9
Effective income tax rate	—	—

NeuroMetrix, Inc.

Notes to Financial Statements

The Company’s deferred tax assets consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$6,094,424	$4,289,409
Research and development credit carryforwards	714,098	544,415
Accrued expenses	11,235	44,497
Inventory reserve	96,579	97,378
Stock-based compensation	639,718	311,039
Lease liability	27,009	56,481
Capitalized R&D	1,313,116	1,131,902
Other	—	1,596
Total gross deferred tax assets	8,896,179	6,476,717
Valuation allowance	(8,868,155)	(6,418,062)
Deferred tax liabilities:
Right of use asset	(27,977)	$(58,655)
Other	(47)	$—
Net deferred tax assets	—	$—

At December 31, 2024, the Company had federal NOLs of approximately $139.8 million, of which $118.7 million began to expire in 2022 and $21.1 million have an indefinite carryforward. At December 31, 2024, the Company had state NOLs of $ 63.2 million, some of which have an indefinite carryforward, and others that begin to expire in 2025. At December 31, 2024, the Company has federal and state tax credits of approximately $2.1 million and $0.9 million, respectively, which may be available to reduce future taxable income and related taxes thereon. These amounts include tax benefits of approximately $2.5 million and $75,000 attributable to NOL and tax credit carryforwards, respectively, that result from the exercise of employee stock options. The Company experienced an ownership change in 2019 as defined under Internal Revenue Service Regulations, which significantly reduced the tax benefits associated with these carryforwards under Internal Revenue Code Sections 382 and 383. The federal and state research and development credits each began to expire in 2022.

In accordance with the provisions of the Income Taxes topic of the Codification, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $8.9 million and $6.4 million has been established at December 31, 2024 and 2023, respectively. The Company experienced a change in control during 2019. Accordingly, utilization of their respective consolidated and/ or separately computed NOL’s and/ or tax credit carryforwards is subject to an annual limitation for federal tax purposes under Internal Revenue Code Sections 382 and 383. Due to this change in control, the Company estimates that approximately $123.8 million of federal NOL’s and/or tax credit carryforwards are effectively eliminated according to the Internal Revenue Code Sections 382 and 383 limitations. A large portion of state NOLs and/ or tax credit carry forwards are also eliminated. The Company has not recorded any amounts for unrecognized tax benefits as of December 31, 2024 or 2023. The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending income tax examinations. The Company’s tax years are still open under statute from December 31, 2021 to the present. Earlier years may be examined to the extent that tax credit or net operating loss carryforwards are used in future periods. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision.

NeuroMetrix, Inc.

Notes to Financial Statements

10. Commitments and Contingencies

Operating Leases

The Company’s lease on its Woburn, Massachusetts corporate office and manufacturing facilities extends through mid-September 2025 at a monthly base rent of $13,846 and with a 5-year extension option.

The following is a maturity analysis of the annual cash flows of the operating lease liabilities as of December 31, 2024:

2025	117,431
Total minimum lease payments	$117,431
Discount rate, 15%	$10,079
Lease obligation, current portion	107,352
Lease obligation, net of current portion	—
$117,431

Total recorded rent expense was $201,128 and $197,310, for 2024 and 2023, respectively. The Company records rent expense on its facility lease on a straight-line basis over the lease term. The remaining operating lease term was 8.5 months as of December 31, 2024.

Contingencies

The Company is not party to or aware of any legal proceedings.

11. Retirement Plan

The Company maintains a 401(k) defined contribution savings plan for its employees who meet certain service period and age requirements. Contributions are permitted up to the maximum allowed under the Internal Revenue Code of each covered employee’s salary. The savings plan permits the Company to contribute at its discretion. In 2024 and 2023 the Company made no contributions to the plan.

12. Stockholders’ Equity

Preferred stock and convertible preferred stock consist of the following:

	December 31,
	2024	2023
Preferred stock, $0.001 par value; 5,000,000 shares authorized at December 31, 2024 and 2023; no shares issued and outstanding at December 31, 2024 and 2023	$—	$—
Series B convertible preferred stock, $0.001 par value, 147,000 shares designated at December 31, 2024 and 2023, and and 200 shares issued and outstanding at December 31, 2024 and 2023, respectively	1	1

Preferred stock activity

As of December 31, 2024, 200 shares of Series B convertible preferred stock remained outstanding. The shares of Series B convertible preferred stock are convertible into the equivalent of 8 shares of common stock at the option of the holder.

Other equity activity

During 2024 and 2023, the Company issued pursuant to its At Market Issuance Sales Agreement 458,380 shares of common stock, net of fees totaling $84,754 for proceeds of $1,471,099 and 537,094 shares of its common stock, net of fees totaling $142,795 for proceeds of $2,305,753, respectively.

NeuroMetrix, Inc.

Notes to Financial Statements

During 2024 and 2023, respectively, the Company issued 1,679 shares of fully vested common stock with a value of $5,202 and 4,902 shares of fully vested common stock with a value of $19,688 pursuant to the Company’s 2010 Employee Stock Purchase Plan, respectively.

As of December 31, 2024 and 2023, the Company had 25,000,000 shares of common stock authorized and 2,051,028, and 1,524,939 shares issued and outstanding, respectively. Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends unless declared by the Board of Directors.

As of December 31, 2024, the Company has reserved authorized shares of common stock for future issuance as follows:

Outstanding stock options	62,898
Convertible preferred stock	8
Unvested restricted stock units	62,069
Possible future issuance under inducement plan	156
Possible future issuance under stock option plans	34,288
Possible future issuance under employee stock purchase plan	26,660
Total	186,079

13. Segment Reporting

The Company has a single reportable segment, medical devices. The medical device segment derives revenues from sales of medical devices and accessories to healthcare providers and patients. The accounting policies are the same as those described in the summary of significant accounting policies. The chief operating decision maker (CODM) assesses performance for the medical device segment and decides how to allocate resources based on net income (loss) that is also reported in the Statement of Operations. The CODM uses net income (loss) to evaluate the financial return on segment assets and in deciding whether to invest capital in the segment. The Company does not have intra-entity sales or transfers.

The Company derives revenue primarily in the United States and manages the business activities on a consolidated basis. Revenues from sales outside the United States were approximately 14% and 20% of total revenues in 2024 and 2023, respectively. The Company’s long-lived assets are all in the United States. The technology underlying the medical device business is precision, transcutaneous electrical nerve stimulation developed and refined by the Company over its 25+ year history. The Company’s CODM is its Founder, Chairman and Chief Executive Officer.

NeuroMetrix, Inc.

Notes to Financial Statements

14. Employee Headcount Reduction

The Company incurred severance charges related to a reduction of 10 full time employees in the first quarter of 2024. This reduction was implemented in order to better align staffing with work responsibilities and to reduce operating expenses. Total severance related charges of approximately $580,000 were recorded in the quarter ended March 31, 2024 within the Company’s Statements of Operations as follows: $310,200 within research and development, $234,527 within sales and marketing, $4,200 within general and administrative and $31,500 within cost of revenues.

Beginning balance, January 1, 2024	$—
Additions	580,427
Amount paid out	(580,427)
Ending Balance, December 31, 2024	$—

15. Management Retention and Incentive Plan

Under the Company’s Management Retention and Incentive Plan (the “MRIP”), a portion of the consideration payable upon a change in control transaction, as defined in the MRIP and its amendments, would be paid in cash to certain executive officers and key employees and recorded as compensation expense within the Statement of Operations during the period in which the change of control transaction occurs. See Note 17 Proposed Merger which describes a transaction which, if executed, would qualify as a change in control transaction under the MRIP. This event would be subsequent to the Company’s current fiscal year and consideration payable would be measured subject to the terms of the change in control transaction at that future date.

16. Reverse Stock Split

On November 21, 2023, the Company effected a 1-for-8 reverse stock split of its common stock, (the “Reverse Stock Split”). The par value and other terms of the common stock were not affected by the Reverse Stock Split. The Company’s shares outstanding immediately prior to the split totaled 8,733,398, which were subsequently adjusted to 1,091,648 shares outstanding. No fractional shares were issued in connection with the reverse stock split. Stockholders who otherwise would be entitled to receive fractional shares were received payment in cash in lieu of any such resulting fractional shares of common stock as the post-reverse split amounts of common stock were rounded down to the nearest full share. Share, per share, and stock option amounts for all periods presented within the financial statements contained in the 2023 Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

17. Proposed Merger

Merger Agreement

As discussed in Note 1, on December 17, 2024, The Company entered into the Merger Agreement with electroCore and Merger Sub, a wholly owned subsidiary of electroCore, providing for the Merger of Merger Sub with and into the Company with the Company being the surviving corporation as a wholly owned Subsidiary of electroCore.

At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time, will be cancelled and cease to exist and shall be converted into the right to receive (i) an amount in cash (the “Per Share Cash Consideration”) equal to a pro rata share of the Company’s balance of Net Cash (as defined in and determined pursuant to the Merger Agreement) at the Effective Time, after deduction of certain pro rata payments that will be due in accordance with the MRIP, without interest and (ii) one contingent value right (a “CVR”), representing the right to receive contingent payments subject to the terms and conditions set forth in the CVR Agreement (as defined below) (the consideration contemplated by (i) and (ii), together, the “Merger Consideration”).

NeuroMetrix, Inc.

Notes to Financial Statements

In addition, at the Effective Time, each share of preferred stock of the Company outstanding immediately prior to the Effective Time will continue to be outstanding after the Effective Time, except that thereafter, such shares will no longer be convertible into Company common stock, but will instead be converted into the right to receive the Merger Consideration payable in respect of the shares of Company common stock.

As of the Effective Time, each award of restricted stock (“RSA”) with respect to shares of common stock that is then outstanding and unvested will be converted into the right to receive consideration as follows (notwithstanding any vesting conditions, restrictions or risk of forfeiture): each RSA for which the holder thereof made a timely and valid election (a “Section 83(b) Election”) under Section 83(b) of the Internal Revenue Code of 1986, as amended, will be cancelled and converted into the right to receive the Merger Consideration with respect to each share of common stock subject to such RSA in accordance with the Merger Agreement and the CVR Agreement, and each RSA for which the holder thereof did not make a timely and valid Section 83(b) Election will be cancelled and converted into the right to receive cash consideration and one CVR with respect to each share of common stock subject to such RSA immediately prior to the Effective Time.

At the Effective Time, each option to purchase common stock that is outstanding and unvested immediately prior to the Effective Time (whether time- or performance-based) will fully vest and become exercisable, and (i) each option that is then outstanding and unexercised and which has a per share exercise price that is less than the Per Share Cash Consideration will be cancelled and converted into the right to receive an amount in cash equal to: (a) the excess, if any, of the Per Share Cash Consideration over the exercise price per share of such option, multiplied by the number of shares of common stock underlying such option and (b) one CVR with respect to each share of common stock subject to such option immediately prior to the Effective Time; and (ii) each option that is then outstanding and unexercised and that has an exercise price per share that is equal to or greater than the Per Share Cash Consideration will be cancelled with no consideration payable in respect thereof.

At the Effective Time, each restricted stock unit (“RSU”) that is then outstanding will automatically be cancelled and converted into the right to receive (i) an amount in cash equal to the product of (A) the number of shares of common stock then underlying such RSU multiplied by (B) the Per Share Cash Consideration, without any interest thereon and (ii) one CVR with respect to each share of common stock subject to such RSU immediately prior to the Effective Time.

Effective as of the Effective Time, subject to the MRIP and subject to the Company’s receipt of an executed general release of claims, each eligible participant in the MRIP (“Participant”) will have the right to receive (a) an amount in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the aggregate amount of Net Cash, as determined pursuant to the Merger Agreement; and (b) upon the making of any distributions pursuant to the CVR Agreement, such amounts in cash equal to (i) such Participant’s percentage interest set forth in the MRIP, multiplied by (ii) the gross proceeds in respect of the applicable distribution period under the CVR Agreement.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the approval by the holders of a majority of the outstanding shares of Company common stock entitled to vote on the Merger, the determination of Net Cash pursuant to the Merger Agreement, the filing by the Company of its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the parties having performed, or complied with, in all material respects its agreements, covenants and other obligations required to be performed or complied with by the Merger Agreement at or prior to the closing date of the Merger, the representations and warranties of the parties being true and correct (subject in certain instances to materiality qualifiers), there having been no continuing material adverse effect on the Company since the signing of the Merger Agreement, and the Company having Net Cash of at least $8,000,000.

The Merger is expected to close early in the second quarter of 2025. On March 21, 2025, the Company held a special meeting of stockholders, where it obtained approval of the Merger Agreement and the transactions contemplated thereunder by the holders of a majority of the outstanding shares of common stock. The completion of the Merger remains subject to the satisfaction of other closing conditions.

NeuroMetrix, Inc.

Notes to Financial Statements

CVR Agreement

At the Effective Time, electroCore will enter into a contingent value rights agreement (the “CVR Agreement”) with a rights agent, pursuant to which the holders of common stock, RSAs, RSUs and, if and when applicable pursuant to the terms of the Merger Agreement, preferred stock and options may become entitled to receive cash payments contingent upon and subject to the receipt by the Company of payments in connection with the sale of the Company’s products under the Quell product line or proceeds from one or more agreements providing for disposition of the Company’s DPNCheck product line and upon the achievement of certain milestones related thereto.

When issued, each CVR will entitle the holder, over the term of the CVR Agreement, to receive a contingent payment in the form of a distribution calculated as a portion of the proceeds, if any, during the applicable distribution period under the CVR Agreement, subject to certain adjustments and deduction of certain expenses pursuant to the CVR Agreement.

The CVR Agreement has a term commencing on the Effective Date and ending on the earlier of (a) December 31 of the calendar year in which electroCore will have caused to be paid to the holders pursuant to the terms of the CVR Agreement all distributions with respect to all payments (including any contingent payments) contemplated to be made, and (b) December 31 of the calendar year in which the five-year anniversary of the Effective Time shall have occurred (provided that if such five-year anniversary is during the month of December, such date will be extended until March 31 of the immediately subsequent calendar year).

18. Subsequent Event

On January 16, 2025, the Company entered into an Asset Purchase Agreement (the “Fukuda Asset Purchase Agreement”) with Fukuda Denshi Co., Ltd. (“Fukuda”), a Japanese corporation and distributor of DPNCheck in Japan. pursuant to which the Company sold its rights, title and interest in the assets related to its DPNCheck product line for use in the Japanese market, including relevant intellectual property rights. In accounting for the transaction, the Japan DPNCheck business is not clearly distinguished operationally and for financial reporting purposes from the rest of entity and as such did not meet the criteria to be reported as discontinued operations or assets held for sale.

In connection with the Company’s entry into the Asset Purchase Agreement, the Company and Fukuda also entered into a Patent Assignment Agreement, dated January 16, 2025, whereby the Company assigned to Fukuda certain intellectual property rights in Japan relating to its DPNCheck product line, as well as an Intellectual Property License Agreement, dated January 16, 2025, whereby the Company granted to Fukuda a limited, non-exclusive, royalty-free license in Japan to certain materials and know-how in connection with the use of the intellectual property purchased pursuant to the Fukuda Asset Purchase Agreement.

Pursuant to the Fukuda Asset Purchase Agreement, Fukuda agreed to pay the Company an initial payment of $400,000 in cash and two milestone payments totaling up to $1.5 million after such closing, payable upon the achievement of certain milestones. The Company anticipates the completion of the first milestone and milestone payment by March 31, 2025 and the second milestone and milestone payment during April 2025.

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to costs and expenses	Charged to other accounts	Recoveries/ (Deductions)	Balance at End of Period
December 31, 2024
Allowance for Credit Losses	$25,000	$—	$—	$—	$25,000
Deferred Tax Asset Valuation Allowance	6,418,062	3,480,562	—	(1,030,470)	8,868,155
Warranty Reserve	9,400	—	—	(3,700)	5,700
December 31, 2023
Allowance for Credit Losses	$25,000	$—	$—	$—	$25,000
Deferred Tax Asset Valuation Allowance	4,868,469	1,946,667	—	(397,074) (1)	6,418,062
Accrued Product Returns	1,000	—	—	(1,000)	—
Warranty Reserve	16,700	—	—	(7,300)	9,400

(1)	Expiration of Federal and State Net Operating Loss Carryforwards and other reductions.

S-1