Form 10-K/A
period 2024-12-31
NeuroMetrix, Inc.
filed 2025-04-30
CIK 1289850

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-33351

NEUROMETRIX, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-3308180 (I.R.S. Employer Identification No.)

4B Gill Street, Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)

Registrant’s telephone number, including area code: (781) 890-9989

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	The Nasdaq Stock Market
Preferred Stock Purchase Rights	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of NeuroMetrix, Inc. for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Form 10-K”), is to include the disclosure required in Part III, Items 10, 11, 12, 13 and 14. Except for Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV, no other information included in the Original Form 10-K is amended or changed by this Amendment. The Original Form 10-K continues to speak as of the date of its filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors

The following table and biographical descriptions set forth certain information with respect to each director executive officer of the Company, based on information furnished to us by the directors and executive officers, as of March 1, 2025.

Name	Age	Position
Shai N. Gozani, M.D., Ph.D.	60	Chairman of the Board, Chief Executive Officer, President and Secretary
Thomas T. Higgins	73	Senior Vice President, Chief Financial Officer and Treasurer
David E. Goodman, M.D. (1)(2)	68	Director
Joshua S. Horowitz (1)	47	Director
Nancy E. Katz (1)(3)	65	Director
David Van Avermaete (2)(3)	73	Director

(1) Member of our audit committee

(2) Member of our compensation committee

(3) Member of our nominating and governance committee

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

Audit Committee

Our Board of Directors currently has an Audit Committee consisting of Dr. Goodman, chairperson, Mr. Horowitz and Ms. Katz. The Audit Committee operates pursuant to a charter that was approved by our Board of Directors, a current copy of which is available on our website at https://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance”. The role and responsibilities of our Audit Committee are set forth in the Audit Committee’s written charter and include, among other functions, assisting the Board of Directors in overseeing the operation of a comprehensive system of internal controls covering the integrity of our financial statements and reports, compliance with laws, regulations and corporate policies, and the qualifications, performance and independence of our registered public accounting firm. Dr. Goodman, Mr. Horowitz and Ms. Katz are all “independent” as that term is defined in the rules of the SEC and the applicable Nasdaq rules relating to audit committee members. Our Board of Directors has concluded that Dr. Goodman qualifies as an “audit committee financial expert” as such term is defined in SEC rules. The Audit Committee held four meetings during 2024.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A current copy of the Code of Business Conduct and Ethics is available on our website at https://www.neurometrix.com under the heading “Investor Relations” and subheading “Corporate Governance,” and we intend to disclose on this website any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics applicable to our directors or executive officers that would otherwise be required to be disclosed under SEC rules or, to the extent permitted, by Nasdaq rules. A current copy of the Code of Business Conduct and Ethics may also be obtained, without charge, upon written request directed to us at: NeuroMetrix, Inc., 4B Gill Street, Woburn, Massachusetts 01801, Attention: Chief Executive Officer.

Procedures by which Stockholders May Nominate Directors

There have been no recent changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires the Company’s officers and directors, and persons who beneficially own 10% or greater of a registered class of the Company’s equity securities, to file reports of ownership on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% or greater stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of our records and representations made by our directors and officers regarding their filing obligations, all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and other dispositions of our securities that applies to all personnel, including directors, officers, employees, and other covered persons. We also follow procedures for the repurchase of our securities. We believe that our insider trading policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid or accrued during the fiscal years ended December 31, 2024 and 2023 to (i) our Chief Executive Officer, and (ii) our next most highly compensated executive officer who earned more than $100,000 during the fiscal year ended December 31, 2024 and served as executive officer as of such date (we refer to these individuals as the “named executive officers”). As of December 31, 2024, we had one executive officer in addition to our Chief Executive Officer:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	RSU Awards ($)	All Other Compensation ($)	Total ($)
Shai N. Gozani, M.D. Ph.D.	2024	359,981	-	-	-	359,981
Chairman of the Board, Chief Executive Officer, President and Secretary	2023	444,050	-	31,800		475,850
Thomas T. Higgins	2024	359,125	-	-	-	359,125
Senior Vice President, Chief Financial Officer and Treasurer	2023	347,750	-	23,850		371,600

(1) Dr. Gozani voluntarily forfeited $98,594 in salary during 2024 to support the Company’s operations.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers may include salary, cash incentive compensation, and equity incentive compensation. The terms of employment agreements that we have entered into with our named executive officers are described below under “Employment Agreements and Potential Payments upon Termination or Change-in-Control.”

Base Salary Compensation

Our executive officers are paid a base salary which is reviewed annually. Dr. Gozani’s base salary commencing April 1, 2023 was $458,575 and Mr. Higgins’ base salary commencing April 1, 2023 was $359,125. Dr. Gozani’s base salary for 2024 and Mr. Higgins base salary for 2024 were unchanged from 2023.

Bonus Payments

In 2024 and 2023, each executive officer had an annual bonus target, which is expressed as a percentage of base salary. In these periods, executive officer bonus targets as a percentage of base salary were as follows: Dr. Gozani 62.5% and Mr. Higgins 50%. These executive officer bonus targets were unchanged for 2024.

The Compensation Committee has established a process for annual assessment of corporate performance which is the foundation for decisions regarding bonus payments to executive officers. Metrics are established following approval by the Board of Directors of the annual operating budget. These are monitored quarterly during the year and assessed after the end of the year. The Compensation Committee evaluates performance against these metrics and applies judgment in arriving at an overall corporate performance rating or “factor”. In concept, the management bonus pool is activated by achievement of a single threshold or “gating” metric. Following activation, value is then created within the pool by the percent achievement toward specific performance metrics.

The Compensation Committee metrics for 2024 were focused on Company performance primarily related to the impact on the Company’s revenue and operations of CMS reimbursement changes which disrupted the Medicare Advantage market, the Company’s primary revenue focus, during 2024 and 2023. In both years the gating metric was not satisfactorily achieved and consequently a management bonus pool was not activated by the Compensation Committee in either 2024 or 2023.

Long-Term Incentive Compensation

The Corporation grants long-term equity incentive awards in the form of RSUs to executive officers as part of the total compensation package. RSU issuances were adopted under the 2022 Equity Incentive Plan in place of stock options which has been issued previously. Generally, RSU awards made as a part of long-term equity incentive vest quarterly over a three-year period and are converted to shares of common stock at the date of vesting. Vesting of RSUs is subject to acceleration in some certain circumstances in connection with a change-in-control as described below in “Employment Agreements and Potential Payments upon Termination or Change-in-Control.” During 2024, Dr. Gozani and Mr. Higgins did not receive RSU awards. During 2023, Dr. Gozani received a long-term equity incentive grant of 7,500 RSUs and Mr. Higgins received a long-term equity incentive grant of 5,625 RSUs.

Amended and Restated Management Retention and Incentive Plan

The Corporation’s Amended and Restated Management Retention and Incentive Plan (the “MRIP”) provides that a portion of the consideration payable upon a change of control transaction, as defined in the MRIP, would be paid to our executive officers and certain other key employees. The MRIP was designed to retain these individuals while providing incentives to build corporate value potentially leading to a change of control transaction.

In the event of a change of control transaction, subject to the participant’s continued employment or service with us, the participant shall receive cash consideration equal to a fixed percentage of the value of the change of control transaction to be received by the Corporation or our stockholders, net of expenses.

Outstanding Equity Awards at 2024 Fiscal Year-End

The table below sets forth information with respect to our named executive officers concerning the outstanding equity awards as of December 31, 2024. The share numbers and exercise prices in the table reflect the 1-for-8 reverse stock split effected by the Company on November 21, 2023.

	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options		Option	Option	Number of Shares or Units of Stock that Have Not		Market Value of Shares or Units of Stock That Have Not
	Exercisable (#)	Unexercisable (#)	Exercise Price ($)	Expiration Date	Vested (#)		Vested ($)(1)
Shai N. Gozani, M.D., Ph.D.	12,500	-	$36.64	12/29/2029	-		-
	15,625	-	$12.56	10/27/2030	-		-
	21,376	-	$23.36	5/26/2031	-		-
	-	-	-	-	1,270	(2)	$34,544
	-	-	-	-	5,000	(3)	$21,200

Thomas T. Higgins	6,250	-	$36.64	12/29/2029	-		-
	3,125	-	$12.56	10/27/2030	-		-
	-	-	-	-	995	(4)	$27,064
					3,749	(5)	$15,896

(1) The market value of the stock awards is determined by multiplying the number of shares by the fair market value of the underlying stock on the date of grant.

(2) Unvested shares vest evenly in quarterly amounts of 636 shares from February 2, 2024 through May 2, 2025.

(3) Unvested shares vest evenly in quarterly amounts of 625 shares from January 1, 2024 through October 1, 2026.

(4) Unvested shares vest evenly in quarterly amounts of 498 shares from February 2, 2024 through May 2, 2025.

(5) Unvested shares vest evenly in quarterly amounts of 469 shares from January 1, 2024 through October 1, 2026.

Employment Agreements and Potential Payments upon Termination or Change-in-Control

Shai N. Gozani, M.D., Ph.D.

On December 28, 2021, the Compensation Committee approved an employment agreement with Dr. Gozani, effective January 1, 2021, with an annual salary of $415,000 to be paid in cash. In March 2023 the Compensation Committee reviewed and adjusted Dr. Gozani’s annual salary to $458,575. An addendum to the employment agreement was approved by the Compensation Committee on October 25, 2024 to extend the term of Dr. Gozani’s employment agreement to December 31, 2025 with no other changes to the agreement. Dr. Gozani was also eligible to receive an annual performance bonus of up to 62.5% of his base salary, payable in cash or stock.

The employment agreement may be terminated by us with or without cause or by Dr. Gozani. Under the terms of the employment agreement if (1) we terminate Dr. Gozani for cause or if he resigns for other than good reason, Dr. Gozani will not be entitled to any separation benefits; (2) we terminate Dr. Gozani’s employment without cause other than within six months prior to or 12 months following a change in control of the Corporation or Dr. Gozani resigns for good reason, he will be entitled to receive separation benefits equal to his base salary of $458,575 and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Dr. Gozani’s employment within six months prior to or 12 months following a change in control of the Corporation or Dr. Gozani resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Dr. Gozani dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under and stock option grants.

Thomas T. Higgins

On December 28, 2021, the Compensation Committee approved an employment agreement with Mr. Higgins, effective January 1, 2022, with an annual salary of $325,000 to be paid in cash. In March 2023, the Compensation Committee reviewed and adjusted Mr. Higgins annual salary to $359,125. On October 25, 2024, the Compensation Committee extended the term of Mr. Higgins employment agreement to December 31, 2025 with no other changes to the agreement. Mr. Higgins was also eligible to receive an annual performance bonus of up to 50% of his base salary, payable in cash or stock.

Under the terms of his employment agreement, if (1) we terminate Mr. Higgins for cause or if he resigns for other than good reason, Mr. Higgins will not be entitled to any separation benefits; (2) we terminate Mr. Higgins’ employment without cause other than within six months prior to or 12 months following a change in control of the Corporation or Mr. Higgins resigns for good reason, he will be entitled to receive separation benefits equal to his base salary of $359,125 and continuation of health benefits for a period of twelve months from the date of such termination; (3) we terminate Mr. Higgins’ employment within six months prior to or 12 months following a change in control of the Corporation or Mr. Higgins resigns for good reason, he will be entitled to the same benefits as described in (2) above, and in addition, we will accelerate his rights to exercise shares under any stock option grants; and (4) Mr. Higgins dies or becomes totally disabled, we will accelerate the rights of his representative to exercise shares under any stock option grants.

Confidentiality and Non-Competition Agreements

Dr. Gozani and Mr. Higgins have each entered into a confidentiality and non-competition agreement with us, which provides for protection of our confidential information, assignment to us of intellectual property developed by the executive officer and non-compete and non-solicitation obligations that are effective during, and for 12 months following termination of, the executive officer’s employment.

2022 Equity Incentive Plan

Under our 2022 Equity Incentive Plan, in the event of a merger, sale or dissolution of our company, or a similar “sale event,” all outstanding awards under our 2022 Equity Incentive Plan, unless otherwise provided for in a particular award, will terminate unless the parties to the transaction, in their discretion, provide for assumption, continuation or appropriate substitutions or adjustments of these awards. In the event that the outstanding awards under our 2022 Equity Incentive Plan terminate in connection with a sale event, all stock options and stock appreciation rights granted under our 2022 Equity Incentive Plan will automatically become fully exercisable and all other awards granted under our 2022 Equity Incentive Plan will become fully vested and non-forfeitable as of the effective time of the sale event. The administrator may also provide for a cash payment with respect to outstanding options and stock appreciation rights in exchange for the cancellation of such awards.

Policies and Practices Related to the Grants of Certain Equity Awards

It is the Company’s practice not to time the disclosure of material non-public information for the purpose of affecting the value of executive compensation and not to take material non-public information into account when determining the timing or terms of equity awards for the purpose of affecting the value of executive compensation.

During the year ended December 31, 2024, none of our named executive officers was granted an equity award during the period beginning four business days before, and ending one business day after, the filing of a Quarterly Report on Form 10-Q or an Annual Report on Form 10-K, or the filing or furnishing of a current report on Form 8-K that disclosed material nonpublic information.

Director Compensation

As of December 31, 2024, the non-employee, continuing members of our Board of Directors were entitled to receive annual cash retainers in the amount of $40,000 for service as a member of our Board of Directors. Annual retainers for serving as chairperson of a committee are as follows:

Position	Retainer
Audit Committee Chairperson	$10,000
Compensation Committee Chairperson	$5,000
Nominating and Corporate Governance Committee Chairperson	$5,000

These fees are payable in quarterly installments. Non-employee directors are also reimbursed for reasonable out-of-pocket business expenses incurred in connection with attending meetings of the Board or any committee thereof. In addition, the Company grants to new non-employee directors upon their initial election to the Board, a number of restricted stock units (“RSUs”) having an aggregate fair market value equal to $100,000. In connection with each of the Company’s annual meetings of stockholders, each non-employee director receives RSUs having an aggregate fair market value of $60,000, which vest at the end of the period beginning on the date of each regular annual meeting of stockholders and ending on the date of the next regular annual meeting of stockholders, subject to the non-employee director’s continued service as a director through the applicable vesting dates.

The following table shows compensation information with respect to services rendered to us in all capacities during the fiscal year ended December 31, 2024 for each non-employee member of the Board of Directors.

Director Compensation Table — 2024

Name	Fees Earned or Paid in Cash ($)	RSU Awards ($)(1)	Total Compensation ($)
Bradley M. Fluegel	40,000	-	40,000
Joshua Horowitz (2)	80,000	60,000	140,000
David E. Goodman, M.D. (3)	50,000	60,000	110,000
Nancy E. Katz (4)	45,000	60,000	105,000
David Van Avermaete (5)	45,000	60,000	105,000

(1)	These amounts represent the aggregate grant date fair value of RSUs granted to each director in fiscal year 2024 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 3 to our Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2024.

(2)	As of December 31, 2024, Mr. Horowitz held RSUs which, upon vesting, entitle him to receive 4,201 shares of common stock.

(3)	As of December 31, 2024, Dr. Goodman held RSUs which, upon vesting, entitle him to receive 13,730 shares of common stock. Dr. Goodman also held options to purchase 1,332 shares of common stock, 1,020 of which were vested.

(4)	As of December 31, 2024, Ms. Katz held RSUs which, upon vesting, entitle her to receive 13,730 shares of common stock. Ms. Katz also held options to purchase 1,332 shares of common stock, 1,020 of which were vested.

(5)	As of December 31, 2024, Mr. Van Avermaete held RSUs which, upon vesting, entitle him to receive 13,730 shares of common stock. Mr. Van Avermaete also held options to purchase 1,332 shares of common stock, 1,020 of which were vested.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Common Stock as of March 31, 2025 for:

●	each of our named executive officers
●	each of our directors;
●	all of our current executive officers and directors as a group; and
●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The table below is based upon information supplied by officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through March 31, 2025.

The percentage ownership is based upon 2,063,894 shares of Common Stock outstanding as of March 31, 2025. For purposes of the table below, we deem shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2025 to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the percentage ownership of any other person. Except as otherwise noted, the persons or entities in this table have sole voting and investing power with respect to all of the shares of Common Stock beneficially owned by them, subject to community property laws, where applicable.

	Amount and Nature of Beneficial Ownership (1)
Name and Address (2) of Beneficial Owner	Common Stock	Options (3)	Restricted Stock Units (4)	Total	Percent of Class of Total
5% Stockholders
The Radoff Family Foundation (5)	203,500	-	-	203,500	9.9%
Ryan Siegal (6)	150,000	-	-	150,000	7.3%

Directors, Director Nominees and Named Executive Officers
Shai N. Gozani, M.D., Ph.D.	14,919	49,501	1,259	65,679	3.1%
Thomas T. Higgins	11,447	9,375	966	21,788	1.1%
Joshua Horowitz (7)	90,307			90,307	4.4%
David E. Goodman, M.D.	7,602	1,332	13,730	22,664	1.1%
Nancy E. Katz	7,602	1,332	13,730	22,664	1.1%
David Van Avermaete	7,601	1,332	13,730	22,663	1.1%
All Current Directors and Executive Officers as a group (6 persons)	492,978	62,872	43,415	599,265	11.8%

* Represents beneficial ownership of less than one percent of our outstanding common stock.

Unless otherwise indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders, except to the extent authority is shared by spouses under community property laws.

(1)	Attached to each share of common stock is a preferred stock purchase right to acquire one ten-thousandth of a share of Series A Junior Participating Cumulative Preferred Stock of the Company, which preferred stock purchase rights are not presently exercisable.

(2)	Unless otherwise indicated, the address of each stockholder is c/o NeuroMetrix, Inc., 4B Gill Street, Woburn, Massachusetts 01801.

(3)	Consists of all options exercisable on or within 60 days from March 31, 2025 by the beneficial owner, except as otherwise noted.

(4)	Consists of restricted stock units that will vest on or within 60 days of March 31, 2025 by the beneficial owner, except as otherwise noted.

(5)	Consists of 203,500 shares of Common Stock that are beneficially owned by The Radoff Family Foundation, a Texas non-profit corporation, and Bradley L. Radoff. Mr. Radoff serves as a director of The Radoff Family Foundation and may be deemed to beneficially own the shares owned directly by The Radoff Family Foundation. The address of The Radoff Family Foundation and Mr. Radoff is 2727 Kirby Drive, Unit 29L, Houston, Texas 77098. The foregoing information is based on a Schedule 13G filed with the SEC on February 13, 2025 by The Radoff Family Foundation.

(6)	Consists of 150,000 shares of common stock held by Ryan Siegal. The address of Mr. Siegal is 420 E 52st Street, Unit 8d, New York, New York 10022. The foregoing information is based on a Schedule 13D/A filed with the SEC on April 1, 2024 by Mr. Siegal.

(7)	Consists of 29,807 shares of Common Stock held by Joshua Horowitz and 60,500 shares held by Palm Global Small Cap Master Fund LP Palm Management (US) LLC (“Palm Management (US) LLC”). Palm Management (US) LLC is the investment manager of Palm Global Small Cap Master Fund LP (“Palm Global”) and may be deemed to be a beneficial owner of the shares of Common Stock directly held by Palm Global. Due to his positions with Palm Global and Palm Management (US) LLC, Mr. Horowitz may be deemed to be a beneficial owner of the shares of Common Stock directly owned by Palm Management (US) LLC. Mr. Horowitz expressly disclaims such beneficial ownership except to the extent of his pecuniary interest therein.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of our equity compensation plans in effect as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
Equity compensation plans approved by security holders (1)	62,898	$25.32	60,948 (2)
Equity compensation plans not approved by security holders (3)	-	-	156
Totals	62,898	$25.32	61,104

(1)	Includes information related to our 2022 Equity Incentive Plan, Amended and Restated 1996 Stock Option/Restricted Stock Plan, Amended and Restated 1998 Equity Incentive Plan, 2004 Stock Option and Incentive Plan, and Employee Stock Purchase Plan.
(2)	As of December 31, 2024, there were 34,288 shares available for future grant under the 2022 Equity Incentive Plan and 26,660 shares available under the Employee Stock Purchase Plan. No new stock grants or awards will be made under the Amended and Restated 1996 Stock Option/Restricted Stock Plan or the Amended and Restated 1998 Equity Incentive Plan.
(3)	Includes information related to our Amended and Restated 2009 Non-Qualified Inducement Stock Plan, which is designed to provide equity grants to new employees. Pursuant to this plan, we were authorized to issue Non-Qualified Stock Options, Restricted Stock Awards and Unrestricted Stock Awards.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

We did not engage in any related person transactions during the years ended December 31, 2024 and December 31, 2023. Pursuant to our audit committee charter currently in effect, the audit committee is responsible for reviewing and approving, prior to our entry into any such transaction, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with the Company, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board are “independent directors” as defined by The Nasdaq Stock Market: Dr. Goodman, Mr. Horowitz, Ms. Katz, and Mr. Van Avermaete.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered by Baker Tilly US, LLP for the years ended December 31, 2024 and 2023 are as follows:

Audit Fees

The audit fees for Baker Tilly US, LLP for professional services rendered for the 2024 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents, and review of documents filed with the SEC totaled $434,325 of which $234,825 was billed in 2024 and $199,500 was billed or accrued in 2025.

The audit fees for Baker Tilly US, LLP for professional services rendered for the 2023 audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q, issuance of consents, and review of documents filed with the SEC totaled $428,000 of which $214,333 was billed in 2023 and $213,667 was billed or accrued in 2024.

Audit-Related Fees

The were no audit-related fees for Baker Tilly US, LLP in 2024 and 2023.

All Other Fees

There were no other fees for Baker Tilly US, LLP in 2024 and 2023.

Tax Fees

There were no tax fees for Baker Tilly US, LLP in 2024 and 2023.

Pre-Approval Policies and Procedures

The Audit Committee approved all audit and non-audit services provided to us by Baker Tilly US, LLP during the 2024 and 2023 fiscal years.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

No financial statements are filed with this Amendment No. 1 to our Annual Report on Form 10-K. See Index to Consolidated Financial Statements on page F-1 of the Original Form 10-K.

(2) Financial Statement Schedules

No financial statement schedules are filed with this Amendment No. 1 to our Annual Report on Form 10-K.

(3) Exhibits

The following is a list of exhibits filed as part of this Amendment No. 1 to our Annual Report on Form 10-K:

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
2.1	Agreement and Plan of Merger, dated as of December 17, 2024, by and among electroCore, Inc., Nexus Merger Sub Inc., and NeuroMetrix, Inc.		8-K (Exhibit 2.1)	12/17/2024	001-33351
3.1.1	Third Amended and Restated Certificate of Incorporation of NeuroMetrix, Inc. dated July 27, 2004		S-8 (Exhibit 4.1)	8/9/2004	333-118059
3.1.2	Certificate of Designations for Series A Junior Cumulative Preferred Stock, par value $0.001 per share, dated March 7, 2007		8-A12(b) (Exhibit 3.1)	3/8/2007	001-33351
3.1.3	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated September 1, 2011		8-K (Exhibit 3.1)	9/1/2011	001-33351
3.1.4	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated February 15, 2013		8-K (Exhibit 3.1)	2/15/2013	001-33351
3.1.5	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated December 1, 2015		8-K (Exhibit 3.1)	12/1/2015	001-33351
3.1.6	Certificate of Amendment of Restated Certificate of Incorporation of NeuroMetrix, Inc. dated May 11, 2017		8-K (Exhibit 3.1)	5/12/2017	001-33351
3.1.7	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 18, 2019		8-K (Exhibit 3.1)	11/18/2019	001-33351
3.1.8	Certificate of Amendment to Restated Certificate of Incorporation of NeuroMetrix, Inc. dated November 20, 2023		8-K (Exhibit 3.1)	11/20/2023	001-33351
3.1.9	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013		8-K (Exhibit 3.1)	6/6/2013	001-33351

3.1.10	Certificate of Designation of Preferences, Rights and Limitations of Series A-2 Convertible Preferred Stock, par value $0.001 per share, dated June 5, 2013	8-K (Exhibit 3.2)	6/6/2013	001-33351
3.1.11	Certificate of Designation of Preferences, Rights and Limitations of Series A-3 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014	8-K (Exhibit 3.1)	6/25/2014	001-33351
3.1.12	Certificate of Designation of Preferences, Rights and Limitations of Series A-4 Convertible Preferred Stock, par value $0.001 per share, dated June 24, 2014	8-K (Exhibit 3.2)	6/25/2014	001-33351
3.1.13	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, par value $0.001 per share, dated May 26, 2015	8-K (Exhibit 3.1)	5/29/2015	001-33351
3.1.14	Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, par value $0.001 per share, dated December 30, 2015	8-K (Exhibit 3.1)	12/30/2015	001-33351
3.1.15	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, par value $0.001 per share, dated June 3, 2016	8-K (Exhibit 3.1)	6/3/2016	001-33351
3.1.16	Certificate of Designation of Preferences, Rights and Limitations of Series E Convertible Preferred Stock, par value $0.001 per share, dated December 28, 2016	8-K (Exhibit 3.1)	12/29/2016	001-33351
3.1.17	Certificate of Designation of Preferences, Rights and Limitations of Series F Convertible Preferred Stock, par value $0.001 per share, dated July 10, 2017	8-K (Exhibit 3.1)	7/11/2017	001-33351
3.2.1	Amended and Restated Bylaws of NeuroMetrix, Inc.	8-K (Exhibit 3.1)	12/10/2021	001-33351
4.1	Description of Securities of the Registrant	10-K (Exhibit 4.1)	1/28/2022	001-33351
4.2	Specimen Certificate for Shares of Common Stock	S-1/A (Exhibit 4.1)	7/19/2004	333-115440
4.3.1	Shareholder Rights Agreement, dated as of March 7, 2007, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-A12(b) (Exhibit 4.1)	3/8/2007	001-33351
4.3.2	Amendment to Shareholder Rights Agreement, dated September 8, 2009, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.1)	9/14/2009	001-33351
4.3.3	Amendment No. 2 to Shareholder Rights Agreement, dated June 5, 2013, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/6/2013	001-33351

4.3.4	Amendment No. 3 to Shareholder Rights Agreement, dated June 25, 2014, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/25/2014	001-33351
4.3.5	Amendment No. 4 to Shareholder Rights Agreement, dated May 28, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-Q (Exhibit 4.1)	7/23/2015	001-33351
4.3.6	Amendment No. 5 to Shareholder Rights Agreement, dated December 29, 2015, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.3)	12/30/2015	001-33351
4.3.7	Amendment No. 6 to Shareholder Rights Agreement, dated June 3, 2016,between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	6/3/2016	001-33351
4.3.8	Amendment No. 7 to Shareholder Rights Agreement, dated December 28, 2016, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	12/29/2016	001-33351
4.3.9	Amendment No. 8 to Shareholder Rights Agreement, dated February 8, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.9)	2/8/2017	001-33351
4.3.10	Amendment No. 9 to Shareholder Rights Agreement, dated July 10, 2017, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.2)	7/11/2017	001-33351
4.3.11	Amendment No. 10 to Shareholder Rights Agreement, dated February 5, 2018, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.11)	2/8/2018	001-33351
4.3.12	Amendment No. 11 to Shareholder Rights Agreement, dated January 21, 2019, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.2.11)	1/24/2019	001-33351
4.3.13	Amendment No. 12 to Shareholder Rights Agreement, dated January 27, 2020, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.3.13)	1/28/2020	001-33351
4.3.14	Amendment No. 13 to Shareholder Rights Agreement, dated January 25, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-K (Exhibit 4.3.14)	1/29/2021	001-33351
4.3.15	Amendment No. 14 to Shareholder Rights Agreement, dated July 20, 2021, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	10-Q (Exhibit 4.1)	7/22/2021	001-33351
4.3.16	Amendment No. 15 to Shareholder Rights Agreement, dated March 6, 2023, between NeuroMetrix, Inc. and American Stock Transfer & Trust Company, as Rights Agent	8-K (Exhibit 4.1)	3/10/2023	001-33351

4.3.17	Amendment No. 16 to Shareholder Rights Agreement, dated February 20, 2024, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		8-K/A (Exhibit 4.1)	2/27/2024	001-33351
4.3.18	Amendment No. 17 to Shareholder Rights Agreement, dated December 17, 2024, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		8-K (Exhibit 4.1)	12/17/2024	001-33351
4.3.19	Amendment No. 18 to Shareholder Rights Agreement, dated March 28, 2025, between NeuroMetrix, Inc. and Equiniti Trust Company LLC, as Rights Agent		10-K (Exhibit 4.3.19)	3/31/2025	001-33351
Lease Agreements
10.1.1	Lease Agreement, dated August 27, 2014, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.1)	10/28/2014	011-33351
10.1.2	Lease Extension #1, dated June 14, 2018, between Cummings Properties, LLC and NeuroMetrix, Inc.		10-Q (Exhibit 10.2)	7/19/2018	011-33351
Credit Facilities, Loan and Equity Agreements
10.5.3	Promissory Note with Comerica Bank dated April 27, 2020		8-K (Exhibit 10.1)	4/30/2020	001-33351
10.5.4	Loan Agreement by and between NeuroMetrix, Inc. and Comerica Bank, dated April 27, 2020		8-K (Exhibit 10.2)	4/30/2020	001-33351
10.5.5	At Market Issuance Sales Agreement by and between NeuroMetrix, Inc. and Ladenburg Thalmann & Co. Inc., dated October 22, 2021		S-3 (Exhibit 1.2)	10/22/2021	333-260438
Equity Compensation Plans
10.6+	Twelfth Amended and Restated 2004 Stock Option and Incentive Plan		14A (Appendix A)	3/16/2021	001-33351
10.7+	2009 Non-Qualified Inducement Stock Plan		S-8 (Exhibit 99.1)	6/3/2009	333-159712
10.8+	Employee Stock Purchase Plan, as amended		S-8 (Exhibit 99.1)	5/19/2022	333-265080
10.9.1+	2022 Equity Incentive Plan		S-8 (Exhibit 99.2)	5/19/2022	333-265080
10.9.2+	Form of Stock Option Agreement under 2022 Equity Incentive Plan		S-8 (Exhibit 99.3)	5/19/2022	333-265080
10.9.3+	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan		S-8 (Exhibit 99.4)	5/19/2022	333-265080
Agreements with Executive Officers and Directors
10.10+	NeuroMetrix, Inc. Form of Indemnification Agreement		8-K (Exhibit 10.1)	4/19/2024	001-33351
10.11.1+	Indemnification Agreement dated June 21, 2004, by and between Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, Inc.		S-1/A (Exhibit 10.20)	6/22/2004	333-115440
10.11.2+	Employment Agreement dated December 30, 2020, by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D., and NeuroMetrix, as amended		10-K (Exhibit 10.12.2)	1/28/2022	001-33351
10.11.3+	Addendum, dated April 4, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		8-K (Exhibit 10.1)	4/5/2024	001-33351
10.11.4+	Addendum, dated April 25, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Shai N. Gozani, M.D., Ph.D.		10-Q (Exhibit 10.2)	5/15/2024	001-33351
10.12.1+	Indemnification Agreement, dated September 10, 2009, by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	9/15/2009	001-33351
10.12.2+	Employment Agreement, dated December 30, 2020 by and between NeuroMetrix, Inc. and Thomas T. Higgins, as amended		10-K (Exhibit 10.13.2)	1/28/2022	001-33351
10.12.3+	Addendum, dated April 5, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Thomas T. Higgins		8-K (Exhibit 10.2)	4/5/2024	001-33351
10.12.4+	Addendum, dated April 25, 2024, to Employment Agreement by and between NeuroMetrix, Inc. and Thomas T. Higgins		10-Q (Exhibit 10.3)	5/15/2024	001-33351
10.13+	Amended and Restated Management Retention and Incentive Plan, as modified, dated February 3, 2017		10-K (Exhibit 10.17)	2/9/2017	001-33351
10.14+	Amended and Restated Management Retention and Incentive Plan, as modified, dated January 20, 2020		10-K (Exhibit 10.16.2)	1/28/2020	001-33351
10.15+	Amended and Restated Management Retention and Incentive Plan, as modified, dated		8-K (Exhibit 10.2)	12/17/2024	001-33351
Agreements with Respect to Collaborations, Licenses, Research and Development
10.15†	Manufacturing and Supply Agreement, dated as of August 2, 2006, by and between Parlex Polymer Flexible Circuits, Inc. and NeuroMetrix, Inc.		8-K (Exhibit 99.1)	8/2/2006	000-50856
10.16	Asset Purchase Agreement, dated as of January 25, 2025, by and between NeuroMetrix, Inc. and Fukuda Denshi Co., Ltd.		10-K (Exhibit 10.16)	3/31/2025	001-33351
Other
19.1	NeuroMetrix, Inc. Insider Trading Policy		10-K (Exhibit 19.1)	3/31/2025	001-33351
23.1	Consent of Baker Tilly US, LLP, an independent registered public accounting firm.		10-K (Exhibit 23.1)	3/31/2025	001-33351
31.1	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Accounting and Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.	X
32	Certification of the Principal Executive Officer and the Principal Accounting and Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.		10-K (Exhibit 32)	3/31/2025
97	Compensation Recovery Policy		10-K (Exhibit 97)	3/1/2024	001-33351
101.INS	XBRL Instance Document.		10-K (Exhibit 101.INS)	3/31/2025	001-33351
101.SCH	XBRL Taxonomy Extension Schema		10-K (Exhibit 101.SCH)	3/31/2025	001-33351
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K (Exhibit 101.CAL)	3/31/2025	001-33351
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K (Exhibit 101.DEF)	3/31/2025	001-33351
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K (Exhibit 101.LAB)	3/31/2025	001-33351
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K (Exhibit 101.PRE)	3/31/2025	001-33351

+ Indicates management contract or any compensatory plan, contract or arrangement.

† Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEUROMETRIX, INC.

Date: April 30, 2025	By:	/s/ SHAI N. GOZANI, M.D., PH.D.
SHAI N. GOZANI, M.D., PH.D. Chairman, President and Chief Executive Officer

